Form 10-K405
period 1999-12-31
THERMOVIEW INDUSTRIES INC
filed 2000-04-17
CIK 1083753

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to      .
                                                   ------  ------

                        Commission File Number 001-15469

                           THERMOVIEW INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                      61-1325129
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                   Identification Number)

           1101 Herr Lane                                      40222
        Louisville, Kentucky                                (Zip Code)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (502) 412-5600

           Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                           ON WHICH REGISTERED
         -------------------                           -------------------
    Common Stock, $.001 par value                    American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None.

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Based upon the March 31, 2000 American Stock Exchange closing price of $3.50 per share, the aggregate market value of the Registrant's outstanding common stock, $.001 par value, held by non-affiliates was approximately $21.9 million.

       As of March 31, 2000, 7,389,592 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

       We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings, and bathroom and kitchen remodeling. We facilitate the financing of a portion of our customers' purchases through Key Home Credit, our consumer finance subsidiary.

       In April 1998, we acquired Thermo-Tilt Window Company, which was established in 1987. Since that time, we have acquired 12 retail and manufacturing businesses which have been in operation an average of approximately 10 years. At December 31, 1999, we had over 1,300 employees and had facilities in 13 states, primarily in the Midwest and southern California. For calendar 1999, we generated consolidated revenues of approximately $108 million.

       Our initial business plan focused on an aggressive acquisition program to build a vertically integrated company in the vinyl window business. We intended to aggressively develop in the manufacturing, retail, and finance segments.

       Although the essence of our initial business plan is in place, for various reasons, we have modified our plan during the first quarter of 2000 to become more horizontally integrated. Our new plan places greater emphasis on the retail segment, and less emphasis on the manufacturing and finance segments. Our new plan also places less reliance on acquisitions and more reliance on opening new locations, developing new or enhanced products, and expanding the market areas of our existing retail subsidiaries.

       Reasons for a shift in emphasis are:

                 New Approach                    Management's Justification
                ------------                     --------------------------
-      Reduce emphasis on                  -     With our present volume in
       manufacturing segment                     the retail segment, we can
                                                 achieve lower product cost
                                                 and more consistent product
                                                 quality by outsourcing to high
                                                 volume unaffiliated window
                                                 manufacturers.

-      Reduce emphasis on finance          -     Expanding the finance
       segment                                   segment to provide direct
                                                 financing of customers'
                                                 purchases would require
                                                 considerable capital. In
                                                 the absence of access to cost
                                                 effective capital, we are
                                                 currently focusing the business
                                                 of this segment on making
                                                 consumer credit providers
                                                 available to our customers in
                                                 exchange for broker fees from
                                                 third-party consumer finance
                                                 companies.

-      Increase emphasis on retail         -     With good penetration in
       segment.                                  regional markets and higher
                                                 gross profits in the retail
                                                 segment versus the
                                                 manufacturing segment, we want
                                                 to expand our retail segment.
                                                 Our present locations, bases of
                                                 business, and subsidiary
                                                 management provide an
                                                 opportunity to open new branch
                                                 locations, to develop new or
                                                 enhanced products and to expand
                                                 market areas of our existing
                                                 retail subsidiaries.

-      Reduce emphasis on                  -     In the absence of cost
       acquisitions                              effective capital, we are
                                                 currently focusing on the
                                                 opening of new locations and
                                                 expanding the market areas of
                                                 our existing retail
                                                 subsidiaries rather than on
                                                 emphasizing acquisitions.
                                                 However, we will continue to
                                                 pursue high quality acquisition
                                                 targets.


THE REPLACEMENT WINDOW INDUSTRY

       Sales of replacement windows have experienced substantial growth in recent years. According to U.S. Census Bureau and industry statistics:

       - estimated domestic expenditures in the replacement window industry were $8.2 billion in 1998, an increase of 32.3% over 1993;

       - an estimated 28.4 million replacement windows were sold in 1998, a 38.5% increase over 1992 levels; and

       - of available replacement windows, vinyl replacement windows are the most popular, comprising 49.6% of total estimated unit sales in 1998.

       Three basic categories of windows comprise the replacement window market: vinyl, wood and aluminum. We believe that vinyl windows require less maintenance and are more durable than either wood or aluminum windows and they provide greater energy efficiency than aluminum windows. Since prices for vinyl windows have become more competitive with wood window prices and the durability and energy efficiency of vinyl windows have improved, the demand for vinyl windows significantly increased from 1993 through 1998. Today, vinyl windows are the most popular replacement window. We believe that factors driving demand in the replacement window industry include:

       -      the aging existing housing stock;

       -      job and wage growth;

       -      consumer confidence levels;

       -      consumer credit conditions;

       -      interest rates;

       -      demographic trends;

       -      population migration between urban and suburban areas; and

       -      demand for maintenance free products.

GROWTH STRATEGY

       Our goal is to become a leader in the replacement window industry by building a nationwide network of sales and installation subsidiaries through internal growth and acquisitions.

INTEGRATION STRATEGY

       We believe that we can increase our growth through expansion of the markets of our current and acquired subsidiaries. We believe that our brand recognition and integrated management enhances the capability of our subsidiaries to further expand regional market share. In January 2000, we changed the focus of our expansion strategy to growth of our current subsidiaries and opening retail enterprises in new locations during the near future rather than expanding predominantly through acquisitions. However, we will continue to pursue high quality acquisition targets.

ACQUISITION STRATEGY

       We believe that our acquisition strategy capitalizes on the fragmented nature of the replacement window industry. We seek acquisition candidates with the following characteristics:

       -      experienced, growth-oriented management;

       -      strong regional market share; and

       -      financial performance to increase our earnings and cash flow.

       EXPERIENCED MANAGEMENT. Our management has substantial experience in the replacement window and related businesses. We believe this level of experience provides a solid foundation for growth. We manage our subsidiaries on a decentralized basis with local management assuming responsibility for the day-to-day operations, profitability and growth of the business. We believe that while we actively maintain operating and financial controls, as well as foster the sharing of information among our subsidiaries to enhance our efficiency, our decentralized operating structure allows us to retain the entrepreneurial spirit of each of our subsidiaries. In addition, our decentralized operation allows us to capitalize on the local and regional market knowledge and customer relationships of our retail subsidiaries.

       REGIONAL MARKET SHARE. Our goal is to become the leading vinyl replacement window business in each region where we acquire a business. We seek acquirees that have significant business and a recognizable name in the market areas where those acquirees engage in business.

       FINANCIAL PERFORMANCE. We analyze the financial performance of our acquisition targets in their markets to determine how they will add to our earnings and cash flow through our acquisition due diligence. Our internal investigation seeks to target efficiencies and economies to be derived from the integration of the target entity. We believe that the combined sales experience of our subsidiary personnel should assist target entities in improving and diversifying product sales in the region served by the target.

BENEFITS TO THERMOVIEW

       We believe that our integration and acquisition strategy offers a number of benefits.

       EFFICIENT PENETRATION OF NEW MARKETS. We focus on acquisition targets that have the customer base, employees and infrastructure necessary to be a core business that we can consolidate with our other service operations. We seek businesses that are located in attractive regional markets, have experience in the industry, and management willing to participate in our future growth. Our plan is to enter markets by expansion of existing subsidiaries, opening new retail enterprises and acquisitions in predominantly metropolitan areas in the Southeast, Midwest and West if appropriate opportunities present themselves, and we have available cost effective capital.

       OPERATING EFFICIENCIES. We believe our integration strategy affords us the ability to achieve operating efficiencies and cost savings through volume discounts on purchases. With our increasing size and product market share, we expect to form relationships with larger product manufacturers to purchase the products we sell at a significant price advantage over the small, independent competitors that largely comprise the vinyl replacement window industry. In addition, the regional concentration of our sales/installation locations affords us lower freight costs and the ability to better manage inventory levels between facilities. Also, we seek to provide centralized accounting software and administrative functions that we believe should enhance the operating efficiencies of our subsidiaries.

       RELIABLE AND INEXPENSIVE SERVICING. Originally, we believed that through the introduction of our own custom manufactured vinyl replacement window from internal and external manufacturers, we would be able to provide our retail subsidiaries with a common product or products to sell in their markets. By providing a manufacturing operation that was geographically proximate to our retail operations, our manufacturers would be able to quickly deliver a completed window for installation. After an analysis of the manufacturing operations in early 2000, we determined that with our present volume in the retail segment, we can achieve lower product cost and more consistent quality by relying more extensively on unrelated third-party manufacturing with a significant reduction in our own manufacturing. Consequently, we have begun to direct a portion of our manufacturing to Great Lakes Window, Inc. in Toledo, Ohio. The initial results of this change in our strategy appear to have reduced our manufacturing costs and delivery delays and improved quality control.

       ABILITY TO LEVERAGE LOCAL BUSINESS REPUTATIONS. We maintain strong customer relationships by acquiring sales and installation companies that have strong and long-standing local reputations, by generally allowing the companies to continue to operate under their original names. Beginning in 2000, we intend to introduce private label programs for our new acquirees to diversify the products of our acquirees and take advantage of the local reputation of our acquirees in their markets.

       INCREASED ABILITY TO OFFER CUSTOMER FINANCING. Initially, we believed that through Key Home Credit, our consumer finance subsidiary, we could provide our customers with additional means to finance the purchases of our products. We believed that this additional source of revenue would be an adjunct to our primary business and should provide a means of assisting in the sales of our various products. However, because of inadequate capital to grow Key Home Credit to a level of profitability, we no longer intend to use Key Home Credit to finance purchases of our products but rather to broker the financing through joint venture arrangements with third-party lenders. This approach will increase access to financing sources for our customers, while enhancing the ability of Key Home Credit to become a profitable entity.

THERMOVIEW ATTRACTION TO ACQUIREES

       We believe that potential acquisition candidates will regard us as an attractive acquirer because of the following:

       - our strategy to become a national and integrated vinyl replacement window business;

       -      our decentralized operations;

       - our increased visibility and access to financial resources as a result of being a public company;

       - our potential for earnings based on the centralization of administrative functions and enhanced systems capabilities; and

       - our potential for the owners of businesses to participate in our internal and acquisition growth while realizing liquidity from the sales of their businesses. As an example, we have instituted an advisory board comprised of managers of a number of our subsidiaries. These managers communicate directly with corporate management on the operation of our subsidiaries and also participate in our long-range planning.

MERCHANDISING

       REPLACEMENT WINDOWS. We offer three lines of custom-made replacement vinyl windows. Each of our lines consists of a broad range of window options including awning, bay, bow, double hung, garden and slider replacement windows. We offer the Barricade, Thermal-line and ThermoView lines of windows tailored to fit remodeling and financial needs of our customers.

       BARRICADE WINDOW. This line consists of our most expensive window products. We design this line of replacement windows for energy performance, strength, security and low maintenance. The windows offer welded vinyl frames reinforced with aluminum in both their main frame and sash for added strength, and with one inch triple insulated glass with low-emissivity, Low-E coatings to reduce heat radiation through the glass and double steel cam locks for security. The Barricade replacement window generally sells for $750 to $900 per unit as installed.

       THERMAL-LINE WINDOW. We design this line for high performance at affordable cost. A component of this line of replacement windows is complast, a vinyl substitute, which increases strength without the cost of aluminum reinforcement. The use of complast also permits the use of dark colors in extreme heat. This line of replacement windows contains double insulated glass and Low-E coatings. The Thermal-line replacement window generally sells for $500 to $700 per unit as installed.

       THERMOVIEW WINDOW. We design this line of replacement windows to provide customer value with three-quarter double insulated glass, Low-E coatings and tilt-in sashes for easy cleaning. The ThermoView replacement window generally sells for $400 to $700 per unit as installed.

       Our windows offer the following features:

       ENERGY EFFICIENCY. One characteristic of our windows is their insulating qualities. Double- and triple-pane glass provides the R-values and U-values, measures of insulation for end-users. With regard to this double- and triple-pane glass, we incorporate state-of-the-art Low-E coatings. Low-E coatings allow the passage of light but selectively block infrared radiation. As a result, less heat escapes on cold days, and less heat enters on warm days. We further increase the insulation value of our windows by sandwiching a layer of argon, krypton and sulfur hexafluoride gas mixture between panes of glass.

       HIGH QUALITY FRAMES. Our windows incorporate fusion-welded corners, and our Barricade line includes an internal aluminum support system. This structure enhances the durability of the windows and prevents warping problems.

       CUSTOM DESIGN. We custom manufacture windows in varying dimensions through either our own manufacturing subsidiaries or more recently, through unrelated third-party manufacturers, as for example Great Lakes Window, Inc. in Toledo, Ohio. This process involves the retro-fitting of existing homes with custom-made, energy efficient, vinyl-clad windows. We expect to depend upon third-party manufacturing more extensively in the future.

       INSTALLATION SERVICE. Some of our subsidiaries only use their employees for installation of our replacement windows. Others subcontract with crews that work exclusively for us. Generally, we complete installation within the same or the second day of commencing installation.

       LOW MAINTENANCE PRODUCT. Our windows do not require external maintenance due to the vinyl materials used. The tilt-in feature of our windows eases their cleaning.

       COMPETITIVE PRICING. We believe that, with our increased sales volume, we can reduce manufacturing and materials costs, thereby giving a higher value to our customers than the small, fragmented remodeler. Through our purchasing and distribution channels, we further realize cost savings that will benefit the customer.

       REPLACEMENT DOORS. We offer custom-made insulated steel doors with wood-grain embossed finishes in 36 styles and sliding glass doors in six variations.

       - The steel doors range in price from $750 to $3,000 per door as installed depending upon the styles, hardware and art-glass options and wood grain finishings chosen.

       - The sliding glass doors range in price from $1,200 to $2,000 per door as installed.

       ENERGY EFFICIENCY, DESIGN, AND INSTALLATION. Our sliding glass doors and insulated steel doors that contain glass have the same energy efficiency characteristics as our vinyl replacement windows. We custom design and install our sliding glass doors and insulated steel doors in a similar fashion to our vinyl replacement windows.

       PRODUCT GUARANTEE. The manufacturer of our insulated steel doors offers a 25-year guarantee against warping, cracking or swelling of the product.

       HOME TEXTURED COATINGS. We offer home textured coatings for residential use, the cost of which ranges approximately from $2,000 to $15,000 per residence as installed. Home textured coating is a paint and service that usually takes seven days to complete. The process involves four coats of primer and two finish coats, together with a trenching operation to prevent ground moisture penetration and patching and repairs of the surface to be coated.

       INSTALLATION SERVICE. Both employee and exclusive subcontractor painters provide the home textured coatings to our customers.

       PRODUCT GUARANTEE. The manufacturer of the product, Textured Coatings of America, Inc., provides a limited lifetime warranty to the owner of the home against chipping, flaking and peeling of its product.

       VINYL SIDING. We offer vinyl siding in several colors and styles. Our customers will generally spend in the range of $2,800 to $10,000 as installed depending upon the size of the residence on which we install the vinyl siding. The average time for installation is seven days and generally the vinyl siding is maintenance free.

       CABINET REFACINGS. We offer kitchen cabinet refacings in a number of designs which range in cost from $3,000 to $10,000 per kitchen as installed and generally take one day to complete.

       KITCHEN AND BATHROOM REMODELING. We offer kitchen and bathroom remodeling through four of our subsidiaries. We estimate the cost for kitchen remodeling to our customers to range from $3,000 to $20,000. Generally, remodeling takes one week to complete. We charge our customers for bathroom remodeling from $3,000 to $8,000 per residence as installed.

       PATIO DECKS AND PATIO ENCLOSURES. We offer patio decks and patio enclosures with single- or double-pane glass as a less expensive alternative to room additions. Most sales involve single-pane glass together with a modular roof. Generally, installation takes three days, and the cost to our customer ranges from $8,000 to $18,000 as installed depending on the size and options chosen.

       RETAIL BUSINESSES. ThermoView's retail segment consists of the following businesses:

       THERMO-TILT WINDOW COMPANY. Thermo-Tilt, founded in 1987 and headquartered in Owensboro, Kentucky, designs, sells and installs vinyl replacement windows in Indiana, Kentucky, Missouri and Tennessee. As of December 31, 1999, Thermo-Tilt had 55 employees. In January 2000, Thermo-Tilt merged administrative offices with Primax Window Company. The two companies now share the expense and management of Primax's Louisville business office.

       AMERICAN HOME DEVELOPERS CO., INC. American Home Developers Co., Inc., founded in 1985 and headquartered in Los Angeles, sells vinyl replacement windows and textured coating in California. American Home Developers had 39 employees as of December 31, 1999. Alan B. Griefer, a former principal of American Home Developers for five years, manages its operations under a three-year employment agreement.

       PRIMAX WINDOW CO. Primax Window Co., founded in 1981 and headquartered in Louisville, Kentucky, sells and installs vinyl replacement windows and doors in Indiana, Kentucky and Ohio. Primax had 93 employees as of December 31, 1999. Charles L. Smith, a former principal of Primax for 17 years, manages its operations under a three-year employment agreement.

       THE ROLOX COMPANIES. The Rolox Companies, founded in 1973 and headquartered in Kansas City, Kansas, sell and install vinyl replacement windows, steel doors and storm siding in Arkansas, Iowa, Kansas, Missouri, Nebraska and Oklahoma. Rolox had 92 employees as of December 31, 1999. Robert L. Cox II, a former principal of Rolox for 17 years, manages its operations under a three-year employment agreement.

       THERMOVIEW OF CALIFORNIA, INC. ThermoView of California, Inc., formerly Five Star Builders, Inc., which was founded in 1992 and headquartered in San Diego, California, sells and installs vinyl replacement windows, vinyl replacement doors and textured coatings in California. ThermoView of California had 163 employees as of December 31, 1999. Michael S. Haines and Bradley A. Smith, former principals of Five Star and its predecessor companies for 11 years, manage its operations under three-year employment agreements. Alan B. Fishman, former principal of American Home Remodeling, also manages its operations under a three-year employment agreement. American Home Remodeling merged into Five Star in December 1998.

       THERMOVIEW OF MISSOURI, INC. ThermoView of Missouri, Inc., founded in 1998 and headquartered in St. Louis, Missouri, sells and installs replacement windows, doors and siding in Illinois and Missouri. ThermoView of Missouri had 87 employees as of December 31, 1999. Douglas E. Miles, a former principal of NuView Industries, Inc. and its predecessor companies, for 15 years, manages its operations under a three-year employment agreement. ThermoView acquired the business assets of NuView Industries, Inc., which was founded in 1995, in August 1998.

       LEINGANG SIDING AND WINDOW, INC. Leingang Siding and Window, Inc., founded in 1991 and headquartered in Mandan, North Dakota, sells and installs replacement and new construction windows and doors, vinyl siding and other home improvement products in North Dakota and South Dakota. Leingang had 71 employees as of December 31, 1999. Alvin W. Leingang, a former principal of Leingang and related companies for 24 years, manages its operations under a three-year employment agreement. Mr. Leingang also manages the operations of Thermal Line Windows, Inc., another of our subsidiaries.

       THOMAS CONSTRUCTION, INC. Thomas Construction, Inc., founded in 1981 and headquartered in Earth City, Missouri, designs, sells and installs replacement and new construction windows, siding, patio enclosures and various other home improvement products in Illinois and Missouri. Thomas had 245 employees as of December 31, 1999. Rodney H. Thomas, a former principal of Thomas and related companies for 29 years, manages its operations under a two-year employment agreement.

       THE THERMO-SHIELD COMPANIES. The Thermo-Shield Companies, comprised of five corporations, founded in 1984 and headquartered in Wheeling, Illinois, sell, furnish and install replacement windows and siding and also conducts cabinet refacing in Arizona, Illinois, Michigan and Wisconsin. The Thermo-Shield Companies' sales personnel operate from sales displays located within national retail home improvement stores such as Sam's Club, Wal-Mart, Lowe's, and K-Mart. The Thermo-Shield Companies had 284 employees as of December 31, 1999. Joel S. Kron, a former principal of Thermo-Shield for 15 years, manages its operations under a three-year employment agreement.

MANUFACTURING

       Initially and as a result of our acquisitions of TD Windows, Precision and Thermal Line and our relationships with major manufacturers, our goal was to vertically integrate our replacement window sales, installation and manufacturing functions. After an analysis of our manufacturing operations in early 2000, we determined that because of quality control problems and delays in delivery of our manufactured products, we should rely more heavily on unrelated third-party manufacturing with a significant reduction in our own manufacturing. Consequently, we have begun to direct a portion of our manufacturing to Great Lakes Window, Inc. in Toledo, Ohio. Unlike many of our competitors who must purchase window products from third-party vendors exclusively, we have both the in-house capability to manufacture many of the window products that our retail subsidiaries sell as well as the market presence to negotiate more favorable terms with custom manufacturers.

       LOW-TECH MANUFACTURING PROCESS. The process of manufacturing custom replacement windows consists of measuring, cutting and assembling glass and extruded vinyl "lineal" components to create windows that match customer specifications. For those windows that we continue to manufacture in our own facilities, we have invested in sophisticated machinery to create an assembly line environment designed to further automate the production process. A summary of the assembly of a vinyl replacement window is as follows:

       - we receive orders from the retail subsidiaries and enter the desired dimensions of the windows into a computer;

       - through the use of a proprietary computer program, we map the dimensions of multiple windows onto a large sheet of glass in the configuration that will maximize the number of windows to be cut from each sheet, thereby minimizing waste;

       - once the glass is cut, we wash it and coat the edges with an insulating material that will separate the two or three layers of glass panes and create the desired air-tight seal around the window;

       - while cutting the glass, another procedure measures and cuts vinyl "lineals" according to the specifications of the window types and dimensions required by the order;

       - the cut and processed lineals then move to a welding area, where we weld the four sides together and complete any final fabricating and attachments;

       - we then send the completed sash to the glass insertion area, where we insert the window panes into the proper sash units; and

       - all of the major components of the window arrive at the final assembly area concurrently to produce the finished product.

       Because our windows are assembled on a made-to-order basis utilizing a just-in-time inventory system, we do not maintain a large finished goods inventory at our manufacturing plants. We typically deliver finished products to one of our retail subsidiaries. Service personnel complete the installation and servicing of the product at the customer's home. Integration of our sales, shipping, installation and service operations enables us to provide a complete window or door installation service for customers. We initially anticipated that the average time between the execution of a customer sales contract and completion of installation would be approximately two weeks. With the backlog in uncompleted orders principally resulting from the relocation of one of our manufacturing facilities, this average time has increased to three to four weeks. We believe that with the addition of unrelated third-party manufacturing of our windows, we can reduce the average time to two weeks.

       SUPPLIERS. We currently have two vinyl suppliers, a Mikron Industries, Inc. subsidiary and Complast, Inc. During 1997, 1998 and 1999, the Mikron Industries, Inc. subsidiary supplied 63%, 54% and 56% of the vinyl used in our products and Complast, Inc. supplied 37%, 46% and 44% of the vinyl used in our products during the same periods. Thermal Line Windows, L.L.P., one of our manufacturing subsidiaries, has a license with Complast, Inc. to manufacture and distribute windows owned by Complast, Inc. in an eleven-state territory. The license expires in January 2001 and automatically renews for successive one-year periods unless terminated by either party. As of December 31, 1999, vinyl accounted for 39% of our window material costs and constitutes the largest portion of our raw materials costs. We primarily purchase glass from AFG Industries, Inc., Libbey-Owens-Ford Company and Cardinal CG, three window producers. Glass constitutes 14% of our window content. The third principal material in our windows is extruded aluminum, accounting for 10% of our window materials cost. We purchase our extruded aluminum primarily from Loxcreen Company, Inc. and Cardinal Aluminum Co.

       With the increased emphasis on unrelated third-party manufacturing, our reliance upon the Mikron subsidiary and Complast, in addition to other suppliers, may lessen depending upon the suppliers of the unrelated third-party manufacturers. Additionally, unrelated third-party vendors have manufactured our products except for our replacement windows since our inception. We have relied on one or two third party vendors for the manufacture of each of our products to provide us with manufacturing consistency and volume discounts.

       MANUFACTURING BUSINESSES. ThermoView's manufacturing segment consists of the following businesses:

       THERMAL LINE WINDOWS, INC. Thermal Line Windows, Inc., formerly Thermal Line Windows, L.L.P., founded in 1996 and headquartered in Mandan, North Dakota, manufactures Complast replacement and new construction windows and doors for residential and commercial use for sale to retailers in Colorado, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. Thermal Line Windows, Inc. had 70 employees as of December 31, 1999. Alvin W. Leingang, a former principal of Thermal Line Windows for 24 years, manages its operations under a two-year employment agreement. Mr. Leingang also manages the operations of Leingang Siding and Windows, another of our subsidiaries.

       PRECISION WINDOW MFG., INC. Precision Window Mfg., Inc., founded in 1998 and headquartered in St. Louis, Missouri, manufactures and distributes Barricade and ThermoView vinyl replacement windows for residential customers in Colorado, Illinois, Kansas, Kentucky, Missouri, Nevada, Ohio and Tennessee. Precision had 87 employees as of December 31, 1999. Clyde Peffly and Larry Parrella, who was a former principal of TD Windows and its predecessor companies for 13 years, manage its operations under three-year employment agreements.

       TD WINDOWS, INC. TD Windows, Inc., founded in 1993 and formerly headquartered in Louisville, Kentucky, designed, manufactured, sold and installed vinyl replacement windows and doors in California, Indiana and Kentucky. TD Windows ceased operations as a separate subsidiary in December 1999. We are continuing the business of TD Windows at Precision and have relocated manufacturing equipment formerly used by TD Windows for use by Precision.

SALES AND MARKETING

       Each one of our subsidiaries has its own sales staff that determines its sales function. We pay members of our sales staff on a commission basis and on the profitability of the subsidiary for which they work.

       Each subsidiary maintains its own advertising staff. We have created an advertising committee comprised of three subsidiary managers. Our goal is to have this committee suggest marketing programs and assist in undertaking new methods of advertising and marketing. We currently market our products through several media, including:

       -      various customer referral programs;

       -      telemarketing;

       -      direct mail solicitation;

       -      kiosk and discount store promotions;

       -      television and newspaper advertising;

       -      product sweepstakes;

       -      public displays; and

       -      door-to-door solicitation.

       Our marketing approach varies from subsidiary to subsidiary and also varies based upon the target area.

       ADVERTISING. For each retail subsidiary, our goal is to allot approximately 8% of the subsidiary's sales budget for advertising expenses. We generally give the individual subsidiary discretion as to the most effective form of advertising for its geographic market.

       We utilize a number of methods to create opportunities for direct contact with potential customers, including renting space at local fairs and maintaining kiosks at regional shopping malls. We employ infomercials as another form of our advertising. In general, we believe that infomercials generate fewer customer inquiries than direct solicitation but have a much greater probability of generating a sale. In addition to direct solicitation and infomercials, we also use various other forms of advertising, including television commercials, product sweepstakes, direct mailings, newspaper inserts and other printed media. For one subsidiary, we also contract with a local sports celebrity to endorse our products.

       DISCOUNT STORE LOCATIONS. We are in the process of establishing retail design centers within a number of major discount stores in Arizona, Michigan, Illinois and Wisconsin. We currently have retail design centers in Sam's Club and Lowes located in Arizona, Illinois, Indiana and Michigan. These retail design centers offer a limited range of vinyl replacement window services, including the staffing of our trained sales representatives, installation and product support.

       TELEMARKETING. A majority of our retail subsidiaries solicits customers through an internally managed system. Through the use of a predictive dialing system - an automated system that calls multiple phone numbers at once and only directs to the operators those calls that are answered - we have increased the efficiency while reducing the costs associated with telemarketing.

       IN-HOME DEMONSTRATION. When a sales representative receives an expression of interest from a potential customer, he or she will then generally arrange for an in-home demonstration at the customer's residence. We have developed a ten-step procedure for in-home sales presentations. Furthermore, in the training of our sales staff, we instruct them that they have limited discretion to negotiate on price. We pay our sales staff solely on a commission basis to provide for maximum incentives.

CUSTOMER PAYMENT

       As of December 31, 1999, in approximately 50% of our sales, customers pay in cash upon completion of installation of our products. For the remaining 50% of sales, customers pay for the products under installment or conditional sales contracts. In these sales, a customer contracts to pay the retail sales price, plus a finance charge, in equal installments over a predetermined period of time. A security interest or chattel mortgage collateralizes the purchased goods. We currently assign the majority of these contracts to unaffiliated local and national financial institutions, in return for the cash sales price of the products involved, upon execution of a certificate of completion by a customer after completion of installation. We assign a portion of the contracts to our consumer finance division, Key Home Credit. The annual percentage rate for our installment contracts varies from a minimum of approximately 9.75% to a maximum rate in excess of 18% depending upon:

       -      the amount of the installment contract;

       -      the length of the repayment period;

       -      the state in which the contract is executed; and

       -      the financial institution to which we assign the contract.

       Key Home Credit operates our consumer finance division. We formed Key Home Credit in February 1998 to provide a source of financing for the purchasers of ThermoView products and services through home equity and installment loans and credit card financing. Key Home Credit began financing customer sales in August 1998. Key Home Credit, headquartered in Owensboro, Kentucky, has licenses to lend in Illinois, Indiana, Kentucky, Missouri, North Dakota, and South Dakota. Leigh Ann Barney and Larry Clark manage the operations of Key Home Credit.

       It is Key Home Credit's policy to obtain security interests via fixture filings in the purchased goods for loans less than or equal to $5,000 and to obtain chattel mortgages in the purchased goods for loans in excess of $5,000. From inception to December 31, 1999, Key Home Credit had approved loans in the aggregate in excess of $10 million and funded loans in the aggregate in excess of $6.35 million. Key Home Credit's revenue for the year ended December 31, 1999 was $237,000, which was comprised of $112,000 in fees from the sale of loans and $125,000 from interest on loans held in its portfolio.

       Because of the absence of access to cost effective capital to grow Key Home Credit, we anticipate the development of a national processing center to work with Key Home Credit for the financing activities of our retail subsidiaries. We expect to enter into a relationship with one or more existing consumer credit providers to operate a centrally located processing center for our customers' product financing needs nationwide. We believe that this development will allow Key Home Credit to focus on the expansion of its access to cost efficient capital and its sources of revenue, which it will primarily derive from fees related to the brokering of the loans to one or more consumer credit providers.

COMPETITION

       VINYL REPLACEMENT WINDOWS AND DOORS. The vinyl replacement window and door industry is highly competitive. The industry is significantly fragmented at both the manufacturing level and at the retail level. Most of our retail competitors are smaller than us and to an extent consist of local lumber and home improvement dealers. We also compete with larger home improvement chain store operations such as Home Depot, Lowes and Scotty's. These stores, which usually sell windows with limited warranties and without in-house installation services, have significantly greater financial and operating resources and greater name recognition than we have. Additional competitors include Champion Windows, Pacesetters and the Sears Group.

       Brands in the window industry with the highest name recognition include Andersen Corporation, Pella Corporation and Marvin Windows. These companies primarily compete in the new construction segment of the window market. While these companies also produce replacement windows, they currently sell a relatively small percentage of their products for replacement applications. Furthermore, these companies generally emphasize wood windows rather than vinyl and market their products primarily to higher-end homeowners. We also compete with other window and door manufacturers including Republic, Great Lakes, Thermal, Inc., Atrium, American Architectural Products Corporation, Thermal Guard and Winchester Industries.

       HOME TEXTURED COATINGS. The competitors for our textured coating products include small remodelers and painting contractors who use the textured coating product or other painting products. We are not aware of a significantly large company that competes with us directly in the installation of textured coating.

       VINYL SIDING. We compete in the sale and installation of our vinyl siding with PaceSetters, Champion Windows and the Sears Group.

       CABINET REFACINGS AND KITCHEN AND BATHROOM REMODELING. Our principal competitors include PaceSetters and the Sears Group. In addition, smaller remodelers and contractors in each of the regions in which we engage in the cabinet refacing and kitchen and bathroom remodeling businesses compete with us.

       PATIO DECKS AND PATIO ENCLOSURES. Our competition in the installation of patio decks and patio enclosures includes PaceSetters and a number of smaller remodelers and contractors in each of the regions in which we install patio decks and patio enclosures.

GOVERNMENT REGULATIONS

       Our business is subject to various federal, state and local laws, regulations and ordinances relating to, among other things, in-home sales, telemarketing, consumer financing, retail installment sales, advertising, the licensing of home improvement independent contractors, OSHA standards, building and zoning, consumer protection and environmental protection and regulations relating to the disposal of other solid wastes. Some jurisdictions require us to secure a license as a contractor. In addition, some jurisdictions require us to obtain a building permit for each installation. We are also subject to federal, state and local laws and regulations, which, among other things, regulate our advertising, warranties and disclosures to customers. Although we believe that we are currently in compliance in all material respects with these laws and regulations, existing or new laws or regulations applicable to our business in the future may materially adversely affect our results of operations.

       The operations of our consumer finance subsidiary, Key Home Credit, are subject to supervision by state authorities, typically state banking, consumer credit or insurance authorities, that generally require Key Home Credit to be licensed to conduct its business. Many states only issue licenses upon a finding of public convenience, financial responsibility, character and fitness of the applicant. Key Home Credit is generally subject to state regulations, examinations and reporting requirements, and licenses are revocable for cause. Currently, Key Home Credit is licensed and qualified to provide financing in six states. We are changing the focus of the Key Home Credit business to emphasize its ability to find a consumer credit provider and charge fees for that service rather than financing the sales of our products directly.

       Various federal statutes governing the consumer finance industry comprise the Federal Consumer Credit Protection Act. Included within the Consumer Protection Act are the Truth-in-Lending Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act and the Fair Debt Collection Practices Act. The Truth-in-Lending Act requires a written statement showing the annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. The Fair Credit Reporting Act requires disclosures to applicants for credit concerning information that is used as a basis for denial of credit. The Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from a public assistance program, or the good faith exercise of a right under the Consumer Protection Act. In addition, the Fair Debt Collections Practices Act proscribes various debt collection practices which it deems unfair, harassing or deceptive.

       Key Home Credit is subject to state usury laws. In some states federal law has preempted state law, although for a period of time individual states could have enacted legislation superseding federal law. To be eligible for the federal preemption, the credit application must comply with consumer protection provisions. A few states have elected to override federal law, but have established maximum rates that either fluctuate with changes in prevailing rates or are high enough so that, to date, no state's maximum interest rate has precluded Key Home Credit from continuing to offer financing in that state. Although we believe that Key Home Credit is currently in compliance with these usury laws and regulations, a change in existing laws or regulations or the creation of new laws and regulations applicable to Key Home Credit's business may preclude Key Home Credit from providing customer financing or reduce the profitability of its activities.

INTELLECTUAL PROPERTY

       We do not have any material patents related to our products. Two of our subsidiaries have sales and installation processes that they consider trade secrets. These subsidiaries protect these trade secrets by requiring their employees to enter into confidentiality agreements. We have filed for a trademark with the U.S. Patent and Trademark Office under the name "ThermoView."

EMPLOYEES

       As of December 31, 1999, we employed in excess of 1,300 people. With the exception of employees of Precision Window and Thermal Line Windows, none of our employees are subject to a collective bargaining agreement. The employees at Precision Window and Thermal Line are members of the United Steel Workers of America. The two-year contract with the employees of Precision Window expires on July 1, 2001. The three-year contract with the employees of Thermal Line Windows expires on February 1, 2001. We have never experienced a work stoppage, and we consider our relations with our employees to be satisfactory.

       Our employees typically receive an hourly wage or salary and are generally eligible for bonuses, except for our sales staff who we pay on a commission basis. Our compensation system is directly related to profitability and accordingly compensation expense increases and decreases as sales and profits fluctuate. We emphasize incentive compensation, including cash bonus arrangements and various other incentive programs which offer our personnel an opportunity for additional earnings and benefits.

FORWARD-LOOKING STATEMENTS

       Some of the statements under "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve risks and uncertainties about ThermoView and its business, including, among other things:

       - the successful implementation of our business plan and growth strategies including access to adequate capital;

       - our ability to identify and acquire attractive acquisition candidates;

       - our ability to successfully integrate our past and future acquisitions; and

       - anticipated economic and demographic trends affecting the replacement window industry generally, and our business in particular.

       Specific factors which could cause our actual results to differ materially from those expressed or implied by forward-looking statements include those risk factors listed below.

       In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable language.

       Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

RISK FACTORS

       YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION AND FINANCIAL DATA CONTAINED ELSEWHERE IN THIS FORM 10-K.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

WE MAY NOT PAY CASH DIVIDENDS ON THE COMMON STOCK IN THE FORESEEABLE FUTURE

       Our line of credit and subordinated debt documents preclude us from paying dividends on our common stock. Additionally, the terms of our Series C and Series D preferred stock prevent us from paying dividends on our common stock as long as the Series C and Series D preferred stock is outstanding. We anticipate using future earnings for our operations. Accordingly, it is unlikely that we will pay dividends on the common stock in the foreseeable future. However, we pay a 9.6% dividend on our Series C preferred stock partially in cash and the remainder in our common stock. We also owe a 12% dividend on our Series D preferred stock payable in cash commencing in July 2000 with the prior approval of our senior lender.

THE SHARES IN THE INITIAL PUBLIC OFFERING MAY HAVE BEEN OFFERED OR SOLD IN VIOLATION OF THE SECURITIES ACT OF 1933

       ThermoView entered into a 90-day listing agreement in October 1999 with IPO.COM, Inc. under which ThermoView authorized IPO.COM to include its prospectus on the IPO.COM web site. In addition to hosting ThermoView's prospectus, IPO.COM provided summary material relating to ThermoView and its initial public offering on its web site. The IPO.COM web site also provided a direct link to the ThermoView web site. Although ThermoView did not intend to create an agency relationship with IPO.COM, and while ThermoView believes that IPO.COM is not and has not acted as its agent, the listing agreement may have created an agency relationship. If IPO.COM is deemed ThermoView's agent pursuant to the listing agreement, the summarized material contained in the IPO.COM web site relating to ThermoView and the initial public offering and the information contained in the ThermoView web site could constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the summarized materials relating to ThermoView in the IPO.COM web site or the materials contained in the ThermoView web site did constitute a violation of the Securities Act of 1933, investors in the initial public offering would have the right, for a period of one year from the date of their purchase of common stock from the initial public offering, to obtain recovery of the consideration they paid for their common stock or, if these persons had already sold the common stock, to sue ThermoView for damages resulting from their purchase of common stock. These damages could total up to approximately $6.9 million, plus interest, based on the initial public offering price of $5.50 per share for 1,255,000 shares, if these investors seek recovery or damages after an entire loss of their investment. ThermoView expects that investors would most likely assert a claim for rescission or damages if, during the one-year period following the date of their purchase of common stock from the initial public offering, the trading price of the common stock falls below the initial public offering price. If this rescission were to occur, ThermoView's business, results of operations and financial condition would be harmed.

RISKS RELATED TO OUR OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY AS A CONSOLIDATED ENTERPRISE RESULTING IN LIMITED INFORMATION ABOUT US ON WHICH YOU CAN MAKE AN INVESTMENT DECISION

       ThermoView was formed in April 1998. We have a limited operating history as a consolidated enterprise notwithstanding that all of our subsidiaries were existing businesses prior to their acquisition. Potential investors in our stock do not have access to the same type of information in assessing us as a consolidated enterprise as would be available for a company with a longer history of operations. We may not be profitable and if we become profitable we may not remain profitable. If we do not obtain profitability, our stockholders may not recover all or any of their investment.

OUR LOSSES MAY RESULT IN THE BANKRUPTCY OF THERMOVIEW AND THE COMPLETE LOSS IN THE VALUE OF OUR COMMON STOCK

       We incurred a net loss attributable to common stockholders of approximately $15.7 million for the year ended December 31, 1998, which included non-cash stock-based compensation expense of approximately $4.2 million net of tax and an additional non-cash preferred stock dividend of approximately $9.5 million related to a beneficial conversion feature. We incurred a net loss attributable to common stockholders of approximately $6.2 million for the year ended December 31, 1999, which included non-cash preferred stock dividends of approximately $2.5 million. We expect losses attributable to common stockholders in fiscal year 2000. As of December 31, 1999, we had an accumulated deficit of approximately $8.1 million.

       If we cannot increase our revenues and control our costs, we may not achieve profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future due to decreased demand for our products, increases in expenses or unprofitable acquisitions. Our continuing losses and failure to become profitable could result in the bankruptcy of ThermoView and the complete loss in the value of our common stock.

CONTINUING AND INCREASED EXPENSES COULD CAUSE LOSSES THAT SLOW OUR GROWTH AND PERFORMANCE

       We expect that our costs and expenses will continue to increase in future quarters, which could cause us to lose money. These costs and expenses relate principally to our acquisition program, financing, and corporate overhead. This may require us to scale back our business plans and result in little or no growth. Consequently, ThermoView's common stock price may then fall or not grow.

WE HAVE A SIGNIFICANT AMOUNT OF GOODWILL, THE AMORTIZATION OF WHICH REDUCES OUR CURRENT AND FUTURE EARNINGS AND THE IMPAIRMENT OF WHICH IN LATER YEARS MAY REDUCE OUR FUTURE EARNINGS

       As a result of our recent acquisitions, goodwill accounted for 78.9% of our total consolidated assets at December 31, 1999. At December 31, 1999, our goodwill was approximately $74.2 million, which exceeded our stockholders' equity of approximately $51.7 million. Goodwill represents the excess of the aggregate purchase price paid for the acquisition of companies accounted for as purchases over the fair value of the net tangible assets of the acquired companies. Goodwill reduces earnings now and in the future as we amortize it over a 25-year period on a straight-line basis. In later years, our earnings, if any, would be reduced if our management then determined that any of the remaining balance of goodwill was impaired caused by insufficient expected future cash flows to recover the carrying value of the goodwill.

CASH AND NON-CASH DIVIDENDS AND INTEREST RELATED TO RECENT FINANCINGS WILL INCREASE OUR LOSSES OR REDUCE POTENTIAL NET INCOME

       We will suffer losses or reductions in future potential net income as a result of the 9.6% cash dividends on our Series C preferred stock, the 12% cash dividends on our Series D preferred stock and the 12% stated interest payments on our senior subordinated debt. Also, fees and expenses and the amortization and accretion of the discounts on the Series C preferred stock and the senior subordinated debt related to detachable stock warrants issued in connection with the preferred stock and the subordinated debt will contribute to our losses or lower potential future income.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE A DROP IN OUR STOCK PRICE

       Our operating results are unpredictable and may fluctuate on a quarterly basis due to the markets for our products or our operating problems. These fluctuations may cause a decrease in the price of our common stock. You should not rely on our results of operations during any quarter as an indication of our results for a full year or any other quarter.

OUR LINE OF CREDIT AND SUBORDINATED DEBT DOCUMENTS IMPOSE RESTRICTIONS ON US AND LIMIT OUR OPERATIONS

       Our line of credit with PNC Bank and subordinated debt owed to GE Capital require us to comply with affirmative and negative covenants. We must maintain various financial ratios and these lenders may restrict us from incurring other debt. We cannot pay dividends on our common stock while the line of credit and the subordinated debt are outstanding. We are also subject to other restrictions, including restrictions pertaining to significant corporate transactions and management changes. In the past, we have had both PNC Bank and GE Capital waive our non-compliance with covenants and, in some instances, adjust the covenants to avoid future non-compliance. These actions may occur in the future.

       If we default under the line of credit, PNC Bank could, among other items, cease all advances, accelerate all amounts owed to PNC Bank and increase the interest rate on the line of credit. If we default under the subordinated debt documents, GE Capital could, among other items, accelerate all amounts owed to GE Capital, subject to the rights of PNC Bank as our senior lender under the line of credit. In the event PNC Bank or GE Capital accelerated the amounts owed to them, ThermoView would be unable to pay the amounts due which could result in the bankruptcy of ThermoView as an enterprise. Under either the PNC Bank line of credit or the GE Capital subordinated debt, an event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to PNC Bank and on a subordinated basis to GE Capital.

OUR OPERATIONS, DEFERRED ACQUISITION STRATEGY AND FUTURE DIRECTION WILL SUFFER FROM THE LOSS OF OUR KEY EXECUTIVES

       If we were to lose the services of our executive officers Stephen A. Hoffmann and Nelson E. Clemmens without adequate replacements, we will suffer from a lack of leadership in our deferred acquisition strategy, financial future planning and operations management. The departure or death of any of these individuals in spite of our employment agreements with them and key person life insurance on their lives will not replace the lost leadership these individuals provide. This management gap would cause potential revenue reduction and operating cost increases.

ANTI-TAKEOVER PROVISIONS AFFECTING US COULD PREVENT OR DELAY A CHANGE OF CONTROL, DISCOURAGE TAKEOVER BIDS AND CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

       Provisions of our restated certificate of incorporation and bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favorable. Our Board of Directors has the authority to issue up to 50,000,000 shares of its preferred stock and to determine the price and the terms, including preferences and voting rights, of those shares without stockholder approval. To date, we have issued or agreed to issue shares of our preferred stock in four series, of which 6,000 shares of Series C preferred stock remain outstanding and an additional 1,439,316 shares of Series D preferred stock will become outstanding upon its issuance. Our Series A and Series B preferred stock converted into our common stock in December 1999 after completion of our initial public offering. In January 2000, our Board of Directors approved the reduction of the number of shares of our authorized preferred stock from 50,000,000 shares to 5,000,000 shares, subject to shareholder approval. Additionally, we have a classified Board of Directors whereby directors serve staggered three-year terms. Our Certificate of Incorporation requires a supermajority vote of the common stockholders to remove or modify this staggered board. Furthermore, we require advance notice for stockholder proposals and director nominations. These items could:

       - have the effect of delaying, deferring or preventing a change of control of ThermoView;

       - discourage bids for our common stock at a premium over the market price; or

       -      cause the market price of our common stock to fall.

       We are subject to Delaware laws that could delay, deter or prevent a change of control of ThermoView. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless conditions are met.

OUR FAILURE TO RAISE SUBSTANTIAL FUNDS FOR ACQUISITIONS ON FAVORABLE TERMS COULD PREVENT US FROM IMPLEMENTING OUR ACQUISITION STRATEGY WHICH WOULD REDUCE OUR REVENUES AND POTENTIAL INCOME

       We have deferred our acquisition strategy primarily due to a lack of capital, except for the opportunities where we determine that a high quality affordable acquisition target is available. We will need sources of financing to undertake acquisitions and to pay other acquisition related liabilities, including payment of seller notes and future earned cash to sellers of acquired companies. In April 2000, we substituted the issuance of our Series D preferred stock for cash due to sellers of acquired companies because we did not have sufficient cash to satisfy these obligations. Any required financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund acquisitions, successfully promote our products or develop new or enhanced products, any of which would lower our revenues and net income, if we achieve profitability in the future. If we raise funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to additional limitations on our operations.

IF WE ACQUIRE COMPANIES ON UNFAVORABLE TERMS OR FAIL TO INTEGRATE COMPANIES INTO OUR OPERATIONS, OUR COSTS WILL INCREASE, LOSSES WILL RESULT AND OUR MANAGEMENT COULD BECOME DISTRACTED FROM OUR OPERATIONS

       If we acquire companies, we may acquire them on terms that prove to be unfavorable or dilutive to our earnings per share, if we achieve earnings. We may also acquire companies whose past results of operations do not prove to be indicative of future results. Accordingly, our acquisitions may prove to be unprofitable and this could cause the value of our common stock to decrease. Additionally, we may compete for acquisition candidates with companies that have significantly greater financial resources than we do. As a result, we may not be able to identify and acquire suitable acquisition candidates and we therefore may not achieve our long-term acquisition strategy.

       When we buy companies, we initially rely on their separate accounting and information systems. We may experience difficulties in integrating a company's functions and systems. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and result in losses or reduced profitability.

WE DEPEND ON TWO VINYL SUPPLIERS FOR THE VINYL USED IN OUR WINDOW PRODUCTION AND IF WE WERE TO LOSE THESE SUPPLIERS OUR OPERATIONS WOULD BE DISRUPTED AND OUR REVENUES WOULD FALL

       We purchase all of the vinyl used in the manufacture of our windows from two suppliers, a Mikron Industries, Inc. subsidiary and Complast, Inc. As of December 31, 1999, vinyl accounted for 39% of our window material costs and constitutes the largest portion of our raw material costs. If we were to lose these suppliers and were unable to find alternate suppliers, our window production would be disrupted and our revenues would fall. Additionally, in the event we were unable to find alternate suppliers at comparable prices, our manufacturing costs would increase.

RISKS RELATED TO THE REPLACEMENT WINDOW INDUSTRY

WITH THE GREATER NAME RECOGNITION AND RESOURCES OF SOME OF OUR COMPETITORS, WE MAY LOSE POTENTIAL REVENUE AND HAVE DECREASED PRESENCE IN THE MARKET UNDER OUR DEFERRED ACQUISITION PROGRAM

       A limited number of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. These resources may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products. Our competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Increased competition in addition to our present lack of capital could reduce our acquisition opportunities and could also cause a decrease in our potential revenue and potential income, and the deterioration in our financial position and the value of our common stock.

       The market for our products is highly competitive and it is very fragmented at the manufacturing and retail levels. We expect competition to continue to increase because our markets pose no substantial barriers to entry. To the extent one of our competitors undertakes a consolidation program, our competition would increase further.

WE MAY SUFFER LOST POTENTIAL REVENUE FROM OUR INABILITY TO SATISFY CURRENT AND FUTURE GOVERNMENTAL REGULATIONS

       Government regulations related to in-home sales, telemarketing and consumer financing may prevent us from engaging in business in some jurisdictions. Consequently, we will lose potential customers and revenue from these areas.

RISKS RELATED TO LITIGATION

       On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a ThermoView shareholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of our 10% Series A Convertible preferred stock, held by the two funds, into our common stock upon completion of our initial public offering in December 1999, and purchases by the two funds of our common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000 plus interest and unspecified damages in connection with their purchases of our common stock. Although we believe that the claims are without merit and intend to vigorously defend the suit, an adverse outcome in this action could have a material adverse effect on our financial position or results of operations.

ITEM 2.  PROPERTIES

       The following lists our property locations having in excess of 9,000 square feet and our headquarters. We lease all of our facilities. In many cases, we lease the property, at market rates, from the former owners of the subsidiaries which operate on the property. We also lease our headquarters, at market rates, from an affiliated company of Stephen A. Hoffmann, our Chairman and Chief Executive Officer.

                                                                                                                    LEASE
                                                                                                                  EXPIRATION
            THERMOVIEW OR                                                                   PROPERTY                 DATE
             SUBSIDIARY                             PROPERTY                               DESCRIPTION           (EXCLUSIVE OF
              AS LESSEE                              ADDRESS                                 AND USE           RENEWAL OPTIONS)
              ---------                              -------                                 -------           ----------------
ThermoView Industries, Inc.            1101 Herr Lane                             7,671 sq. ft.                  October 2003
                                       Louisville, KY 40222                       Executive offices

RETAIL SUBSIDIARIES:
Leingang Siding and Window, Inc.       2601 Twin City Drive                       11,850 sq. ft.                 December 2005
                                       Mandan, ND  58554                          Office /Warehouse

Primax Window Co.                      5611 Fern Valley Road                      15,000 sq. ft.                 October 2001
                                       Louisville, KY 40228                       Headquarters

Rolox, Inc.                            4002 Main Street                           16,000 sq. ft.                  April 2002
                                       Grandview, MO 64030                        Headquarters /Warehouse
                                       1440 S. Ridge Road                         10,000 sq. ft.                  April 2002
                                       Wichita, KS 67209                          Office / Warehouse

Thermo-Tilt Window Company             2800 Warehouse Road                        24,000 sq. ft.                 December 2002
                                       Owensboro, KY 42301                        Warehouse plus 9,000
                                                                                  sq. ft. Office

ThermoView of California               8445 Camino Sante Fe                       9,000 sq. ft.                  January 2005
                                       San Diego, CA  92121                       Headquarters/ Office
                                       6627 Valjean Avenue                        12,600 sq. ft.                 January 2005
                                       Van Nuys, CA  91406                        Office / Warehouse

Thomas Construction, Inc.              13397 Lake Front Dr.                       60,000 sq. ft.                 December 2013
                                       Earth City, MO 63045                       Office / Warehouse

Thermo-Shield Company, LLC             661 Glenn Avenue                           17,000 sq. ft.                 October 2007
                                       Wheeling, IL 60090                         Office / Warehouse

MANUFACTURING SUBSIDIARIES:
Thermal Line Windows, Inc.             3601 30th Ave., NW                         49,500 sq. ft.                 December 2005
                                       Mandan, ND 58554                           Headquarters / Office
                                                                                  /Manufacturing

Precision Window Mfg., Inc.            1200 Andes Boulevard                       66,600 sq. ft.                   June 2002
                                       Creve Coeur, MO 63132                      Office /Warehouse


       The leases of our properties provide for monthly rentals ranging from approximately $500 to $37,500. See footnote 6 to our consolidated financial statements for the year ended December 31, 1999, which appears on page 72 of this Form 10-K, for more information regarding our leases.

ITEM 3.  LEGAL PROCEEDINGS

       On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of the Company's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of Company common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView is in the process of filing a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. The parties have not conducted discovery in connection with the allegations, and no hearing or trial is scheduled. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.


ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) Our common stock has traded on the American Stock Exchange since December 2, 1999, under the symbol "THV." Prior to December 2, 1999, we traded our common stock on the OTC Bulletin Board under the symbol "TVIID" after a 1-for-3 reverse stock split of our common stock that occurred on October 5, 1999, and prior thereto under the symbol "TVII." The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. Prior to December 2, 1999, we had not previously registered our common stock under either the Securities Act of 1933 or the Securities Exchange Act of 1934, nor had we listed our common stock on any exchange or had it quoted on The Nasdaq Stock Market. The following table sets forth, for the quarterly periods indicated, the high and low closing sale prices per share for the common stock and as adjusted to reflect the 1-for-3 reverse stock split which occurred on October 5, 1999. Our common stock commenced trading on the OTC Bulletin Board on April 16, 1998. Prior to that time, no active trading market existed for the common stock. The American Stock Exchange and OTC Bulletin Board market quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                                                                            PRICE RANGE
                                                                                            -----------
                                                                                      HIGH            LOW
                                                                                      ----            ---
CALENDAR YEAR 1998
Second Quarter (from April 16, 1998)                                                $32.25           $25.50
Third Quarter                                                                        27.75            23.25
Fourth Quarter                                                                       25.08            15.00
CALENDAR YEAR 1999
First Quarter                                                                       $28.50           $14.64
Second Quarter                                                                       24.75            10.68
Third Quarter                                                                        14.81             5.72
Fourth Quarter                                                                        9.00             2.38


       On March 31, 2000, the last reported sale price of the common stock on the American Stock Exchange was $3.50 per share.

       As of March 31, 2000, there were 321 holders of record of our stock consisting of 319 common stockholders and two Series C preferred stockholders.

       ThermoView has not declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends on our common stock in the foreseeable future. Our agreements with our senior lender and our subordinated debt holder prohibit us from paying dividends on our common stock. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including:

       -      our future earnings;

       -      capital requirements;

       -      contractual restrictions;

       -      financial condition; and

       -      future prospects.

       We have paid all dividends owing on our preferred stock to date. We will continue to pay 70% of the dividends on our 9.6% Series C preferred stock in cash and the remainder in our common stock until conversion of the Series C preferred stock. We will owe quarterly dividends in cash on our 12% Series D preferred stock commencing in July 2000, subject to approval of our senior lender.

       (b) The effective date of the Form S-1 registration statement filed by ThermoView was December 2, 1999 and the Securities Exchange Commission assigned File Number 333-84571 to the registration statement. The offering commenced immediately following the effective time of the registration statement. The offering terminated upon the sale of all of the securities registered under the registration statement. The managing underwriters were Joseph Charles & Assoc., Inc. and EBI Securities Corporation. ThermoView offered and sold 1,255,000 shares of its $.001 par value common stock at a price of $5.50 per share, or an aggregate of $6,902,500 for the total offered shares. The following table sets forth the net proceeds of the offering and the use of proceeds by ThermoView.

         Net proceeds of offering:
              Gross proceeds of offering                                        $6,902,500
              Underwriting discounts                                              (655,738)
              Underwriting expenses                                               (203,585)
                                                                                ----------

                                                                                 6,043,177

              Offering expenses:
                  Accounting                                                      (975,725)
                  Legal                                                           (583,338)
                  Printing                                                        (826,075)
                  Other                                                           (151,190)
                                                                                ----------

              Total net proceeds of offering                                    $3,506,849
                                                                                ==========


         Use of proceeds of offering:
              Repayment of debt                                                 $3,025,000
              Working capital                                                      481,849
                                                                                ----------

              Total use of proceeds of offering                                 $3,506,849
                                                                                ==========

ITEM 6.  SELECTED FINANCIAL DATA

       The following tables present selected historical and pro forma statement of operations and balance sheet financial data for

ThermoView. On April 15, 1998, ThermoView acquired all of the outstanding stock of Thermo-Tilt Window Company. Prior to that date, ThermoView was a development stage corporation and had no business operations since its incorporation. For accounting and financial statement presentation purposes, Thermo-Tilt is deemed to be the acquirer. The statement of operations data for the period January 1, 1998 through April 15, 1998 and the financial data as of and for each of the years ended December 31, 1995 through 1997 reflect only the operations of Thermo-Tilt. Since April 15, 1998, we have acquired 12 retail and manufacturing businesses. These acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations of the acquired businesses are included in the historical financial data since their respective acquisition dates.

       The selected financial data for ThermoView as of December 31, 1996, 1997, 1998 and 1999 and for each of the four years in the period ended December 31, 1999, have been derived from the audited financial statements of ThermoView. The selected financial data as of December 31, 1995 and for the year then ended has been derived from unaudited financial statements. The unaudited information has been prepared on the same basis as the audited financial statements and, in the opinion of ThermoView, reflects all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of such data.

       The following unaudited pro forma statement of operations data with respect to the years ended December 31, 1998 and 1999, give effect to each of our acquisitions, as if all transactions had occurred on January 1, 1998. We have presented this pro forma data for informational purposes only, in order to provide you with some indication of what our business might have looked like if we had owned all of the acquired companies since January 1, 1998. These companies may have performed differently if they had actually been combined with our operations. You should not rely on the unaudited pro forma information as necessarily being indicative of the historical results that we would have had or the results that we will experience in the future.

       The following data should be read in conjunction with:

       - the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and

       - our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                         YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------------------
                                                               HISTORICAL                                        PRO FORMA
                                      -------------------------------------------------------------          ------------------
                                      1995          1996          1997           1998          1999          1998          1999
                                      ----          ----          ----           ----          ----          ----          ----
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
   Revenues                         $   5,870     $   6,641     $   5,629     $  37,376     $ 108,198     $ 102,115     $ 110,700
   Cost of revenues earned              2,126         3,571         2,889        16,748        48,727        48,092        49,460
                                    ---------     ---------     ---------     ---------     ---------     ---------     ---------

   Gross profit                         3,744         3,070         2,740        20,628        59,471        54,023        61,240
   Selling, general and
     administrative expenses            3,316         2,634         3,293        20,233        53,478        49,427        55,030
   Stock-based compensation
     expense                               --            --             1         5,509            71         5,509            71
   Depreciation expense                    74            68            69           297           966           667           994
   Amortization expense                    --            --            --           972         3,393         2,718         3,444
                                    ---------     ---------     ---------     ---------     ---------     ---------     ---------

   Income (loss) from operations          354           368          (623)       (6,383)        1,563        (4,298)        1,701
   Interest expense                       (16)          (57)          (90)         (439)       (2,962)       (2,394)       (3,047)
   Other income (expense)                  (8)          (47)          (19)           69           112           465           112
                                    ---------     ---------     ---------     ---------     ---------     ---------     ---------

   Income (loss) before
     income taxes                         330           264          (732)       (6,753)       (1,287)       (6,227)       (1,234)
   Income tax expense (benefit)            --            --          (266)       (1,148)          370          (594)          395
                                    ---------     ---------     ---------     ---------     ---------     ---------     ---------

   Net income (loss)                $     330     $     264          (466)       (5,605)       (1,657)       (5,633)       (1,629)
                                    =========     =========


   Less amount attributable to
     sole proprietor                           398              --                              --              --
   Less preferred stock dividends:
     Cash                                       --             585           2,005             785           2,005
     Non-cash                                   --           9,540           2,492           9,540           2,492
                                       -----------     -----------     -----------     -----------     -----------

   Net loss attributable to
     common stockholders               $      (864)    $   (15,730)    $    (6,154)    $   (15,958)    $    (6,126)
                                       ===========     ===========     ===========     ===========     ===========

   Basic and diluted loss per
     common share (see note below)                     $     (3.96)    $     (1.19)    $     (3.28)    $     (1.18)
                                                       ===========     ===========     ===========     ===========

   Weighted average shares outstanding                   3,975,235       5,164,497       4,858,134       5,192,705
                                                       ===========     ===========     ===========     ===========


                                                                     AS OF DECEMBER 31,
                                                             --------------------------------
                                               1995          1996          1997          1998           1999
                                               ----          ----          ----          ----           ----
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
   Total assets                             $   567        $   859        $ 1,503       $54,094       $93,971
   Long-term debt including current
     maturities                                 224            322            527         9,206        21,759
   Total liabilities                            908          1,089          1,326        15,796        37,647
   Mandatorily redeemable convertible
     preferred stock                             --             --             --            --         4,649
   Stockholders' equity (deficit)              (341)          (230)           177        38,298        51,675


--------------------

Note: We have described the method used to calculate loss per common share in footnote 2 to our consolidated financial statements for the year ended December 31, 1999, which appears on page 66 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH UNDER "SELECTED FINANCIAL DATA" AND OUR FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-K. THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS, EXPECTATIONS AND PLANS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS."

OVERVIEW

       We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings and kitchen and bathroom remodeling products. We have financed a portion of our customers' purchases through Key Home Credit, our consumer finance subsidiary. As more fully discussed under "Business" set forth elsewhere in this Form 10-K, we anticipate a greater reliance on strategic relationships with unaffiliated companies to improve our operations in the manufacturing and financial services business segments.

       On April 15, 1998, we acquired all of the outstanding stock of Thermo-Tilt Window Company in exchange for 3,120,000 shares of our common stock, which represented 90% of ThermoView's then outstanding common stock. Thermo-Tilt is deemed to be the acquirer for accounting purposes.

BUSINESS SEGMENTS

       Our subsidiaries have separate management teams and infrastructures and operate in three reportable operating segments: retail, manufacturing and financial services.

       RETAIL. Our retail segment consists of our subsidiaries that design, sell and install custom vinyl replacement windows, doors and related home improvement products to commercial and retail customers. Our retail segment derives its revenues from the sale and installation of thermal replacement windows, storm windows and doors, patio decks, patio enclosures, vinyl siding and other home improvement products. Our retail segment recognizes revenues on the completed contract method. A contract is considered complete when the home improvement product has been installed. Gross profit in the retail segment represents revenues after deducting product and installation labor costs.

       MANUFACTURING. Our manufacturing segment consists of our subsidiaries that manufacture and sell vinyl replacement windows to our retail segment and to unaffiliated customers. Sales from the manufacturing segment to our retail segment have been a larger percentage of our manufacturing revenues in recent years, however, we do not expect this trend to continue as we anticipate more of our retail subsidiaries will obtain windows manufactured from unaffiliated vendors. We believe that with our present retail volume, we can achieve lower product cost and more consistent product quality by outsourcing to high volume window manufacturers rather than to expand our internal manufacturing. Our manufacturing segment recognizes revenues when products are shipped. Gross profit in the manufacturing segment represents revenues after deducting product costs (primarily glass, vinyl and hardware), window fabrication labor and other manufacturing expenses.

       Consistent with our shift to outsourced manufacturing, our Board of Directors in January 2000 authorized us to seek buyers for our two manufacturing subsidiaries. We do not intend to dispose of these subsidiaries if the transaction would result in a loss to ThermoView.

       FINANCIAL SERVICES. Our financial services segment facilitates the credit sales of our retail segment. We are currently focusing the business of this segment on making consumer credit providers available to our customers in exchange for broker fees from third-party consumer finance companies.

       You should refer to footnote 15 to our financial statements for the year ended December 31, 1999, which appears on page 87 of this Form 10-K for additional financial information about each of our business segments.

OUR ACQUISITIONS

       Since April 15, 1998, we have acquired 12 retail and manufacturing businesses. The following table presents information regarding the consideration paid for each acquired company:

                                                                              COST OF ACQUIRED COMPANY
                                                              -------------------------------------------------------
                                                                                   STOCK ISSUED
                                                                                  (COMMON STOCK
                                                              CASH              EXCEPT AS NOTED IN
                                                             AND DUE               (1) BELOW)
                                           DATE OF             TO             ----------------------          TOTAL
ACQUIRED COMPANY                         ACQUISITION         SELLERS          SHARES           VALUE          COST
                                         -----------         -------          ------           -----          -----
                                                                    (DOLLARS IN THOUSANDS)
RETAIL SEGMENT:
American Home Developers Co., Inc.       April 1998       $    1,202         259,058      $    6,379      $    7,581
Primax Window Co.                        April 1998            1,584         180,725           4,057           5,641
The Rolox Companies                      April 1998            3,820         374,058           8,706          12,526
American Home Remodeling                 July 1998             3,193         122,415           3,044           6,237
Five Star Builders, Inc.                 July 1998             2,666         116,667           2,659           5,325
NuView Industries, Inc.                  July 1998             1,190             725              16           1,206
Leingang Siding and Window, Inc.        August 1998            2,908          29,255             452           3,360
Thomas Construction, Inc.(1)            January 1999          17,562         500,475           3,800          21,362
The Thermo-Shield Companies              March 1999            4,597         185,006           3,150           7,747
                                                          ----------      ----------      ----------      ----------
  Total of retail segment                                     38,722       1,768,384          32,263          70,985

MANUFACTURING SEGMENT:
TD Windows, Inc.                          May 1998               311              --              --             311
Thermal Line Windows, L.L.P.(2)         August 1998            5,155         203,682           1,257           6,412
Precision Window Mfg., Inc.             January 1999           3,075          37,351             540           3,615
                                                          ----------      ----------      ----------      ----------

  Total of manufacturing segment                               8,541         241,033           1,797          10,338
                                                          ----------      ----------      ----------      ----------

  Total                                                   $   47,263       2,009,417      $   34,060      $   81,323
                                                          ==========      ==========      ==========      ==========


---------------

(1) Stock issued in connection with the acquisition of Thomas Construction, Inc. includes 400,000 shares of Series B preferred stock valued at $2,000,000, which on December 31, 1999, converted into common stock. All other shares and values represent common stock.

(2) Includes the acquisition of North Country Thermal Line, Inc. in November 1998 for $277,926 cash and 20,973 shares of common stock valued at $324,000.

       We have accounted for our acquisitions as purchase transactions and, accordingly, the results of operations of the acquired businesses have been included in the consolidated historical financial statements since the respective acquisition dates. As a result of our recent acquisitions, goodwill accounts for 79% of our total consolidated assets at December 31, 1999. At December 31, 1999, our goodwill was approximately $74 million. Goodwill represents the excess of the aggregate purchase price paid for the acquisition of companies accounted for as purchases over the fair value of the net tangible assets of the acquired companies. Goodwill reduces earnings now and in the future as we amortize it over a 25-year period on a straight-line basis.

       The terms of nine of our acquisition agreements provide for additional consideration to be paid if the acquired entities' results of operations exceed targeted levels, generally for a period of three years subsequent to the acquisition dates. Targeted levels are generally set at the annual earnings of the acquired entities before interest and taxes, allowing for the add back of salaries and other costs that will not be incurred on a post-acquisition basis. The additional consideration is paid in cash and with shares of our common stock, and is recorded when earned as additional purchase price. Goodwill is increased for any additional purchase price.

HISTORICAL RESULTS OF OPERATIONS

       The following historical results of operations for the year ended December 31, 1997 represents the operations of Thermo-Tilt. The financial information for the years ended December 31, 1998 and 1999 include Thermo-Tilt plus the results of operations of the companies acquired by us after April 15, 1998 from their respective dates of acquisition.

       Due to the significant impact of the acquisitions on our operations, the historical results of operations and period-to-period comparisons may not be meaningful or indicative of future operating results. The addition of revenues, expenses and other components of operations associated with the acquisitions are the principal reasons for the significant differences when comparing results of operations between periods:

                                                                          YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                1997               1998              1999
                                                                ----               ----              ----
                                                                             (IN THOUSANDS)
Revenues                                                      $ 5,629             $ 37,376        $108,198
Cost of revenues earned                                         2,889               16,748          48,727
                                                              -------             --------        --------

Gross profit                                                    2,740               20,628          59,471
Selling, general and
     administrative expenses                                   31,293               20,233          53,478
Stock-based compensation expense                                    1                5,509              71
Depreciation expense                                               69                  297             966
Amortization expense                                                -                  972           3,393
                                                              -------             --------        --------

Income (loss) from operations                                    (623)              (6,383)          1,563
Interest expense                                                  (90)                (439)         (2,962)
Other income (expense)                                            (19)                  69             112
                                                              -------             --------        --------

Loss before income taxes                                         (732)              (6,753)         (1,287)
Income tax expense (benefit)                                     (266)              (1,148)            370
                                                              -------             --------        --------

Net loss                                                         (466)              (5,605)         (1,657)

Less amount attributable to sole
     proprietor                                                   398                    -               -
Less preferred stock dividends:
     Cash                                                           -                  585           2,005
     Non-cash                                                       -                9,540           2,492
                                                              -------             --------        --------

Net loss attributable to common
     stockholders                                             $  (864)            $(15,730)       $ (6,154)
                                                              =======             ========        ========

       1997 COMPARED TO 1998

       REVENUES. Revenues increased from $5.6 million in 1997 to $37.4 million in 1998 from acquisitions made subsequent to April 15, 1998.

       GROSS PROFIT. Gross profit, which represents revenues less cost of revenues earned, increased from $2.7 million in 1997 to $20.6 million in 1998 from acquisitions made subsequent to April 15, 1998. Cost of revenues earned includes the cost of glass, vinyl, hardware, fabrication labor and manufacturing overhead for the manufacturing segment. For the retail segment cost of revenues earned includes the cost of vinyl windows, doors, textured coating, vinyl siding, and other home improvement products purchased plus installation costs and other indirect materials and labor.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $3.3 million in 1997 to $20.2 million in 1998. This increase results from acquisitions made subsequent to April 15, 1998, and the commencement of corporate activities which added $2.1 million to selling, general and administrative expenses for 1998. Selling, general and administrative expenses include sales commissions, advertising expenses, rent expense and other general and administrative expense. Expenses related to corporate operating activities which commenced on April 15, 1998 are included primarily in general and administrative expenses.

       STOCK-BASED COMPENSATION EXPENSE. In 1998, we recorded total stock-based compensation expense of approximately $5.5 million. We do not expect to record significant additional compensation expense for these items in future years.

       DEPRECIATION EXPENSE. Depreciation expense of $297,000 for 1998 represents primarily depreciation on acquisitions made after April 15, 1998.

       AMORTIZATION EXPENSE. Amortization of $1.0 million for 1998 represents amortization on acquisitions made after April 15, 1998.

       INTEREST EXPENSE. Interest expense of $439,000 for 1998 represents primarily interest cost on additional borrowings to finance the acquisitions made after April 15, 1998.

       INCOME TAX BENEFIT. The loss before income taxes in 1998 includes $2.3 million of non-deductible stock-based compensation expense, $853,000 of non-deductible goodwill and $272,000 of non-deductible merger and acquisition costs. Accordingly, the $1.1 million of 1998 income tax benefit is lower than what would be expected by applying the statutory rate to the $6.8 million of loss before income taxes.

       PREFERRED STOCK DIVIDENDS. The cash dividends of $585,000 in 1998 represent dividends paid on our Series A preferred stock. We also recorded non-cash dividends of approximately $9.5 million associated with the issuance of our Series A preferred stock. Our Series A preferred stock was convertible into shares of our common stock effective at a price which we determined to be below the fair market value of the common stock on the date of issuance. The Series A preferred stock converted into shares of our common stock effective December 31, 1999.

       1998 COMPARED TO 1999

       REVENUES. Revenues increased from $37.4 million in 1998 to $108.2 million in 1999. This increase represents revenues from acquisitions made subsequent to April 15, 1998.

       GROSS PROFIT. Gross profit increased from $20.6 million in 1998 to $59.5 million in 1999 from acquisitions made subsequent to April 15, 1998.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $20.2 million in 1998 to $53.5 million in 1999. This increase results from acquisitions made subsequent to April 15, 1998 and expenses relating to corporate activities which were incurred for all of 1999 but only since April 15, 1998 for 1998. Selling, general and administrative expenses have decreased, however, as a percentage of total revenues from 54.1% in 1998 to 49.4% in 1999. Expenses related to corporate operating activities have also decreased as a percentage of total revenues from 5.6% in 1998 to 3.9% in 1999. These decreases are largely due to the fixed nature of many of these costs.

       DEPRECIATION EXPENSE. Depreciation expense increased from $297,000 in 1998 to $1.0 million in 1999. This increase represents primarily depreciation on acquisitions made subsequent to April 15, 1998.

       AMORTIZATION EXPENSE. Amortization expense increased from $1.0 million in 1998 to $3.4 million in 1999. This increase represents amortization of goodwill on acquisitions made subsequent to April 15, 1998.

       INTEREST EXPENSE. Interest expense of $3.0 million for 1999 represents primarily interest cost on additional borrowings to finance the acquisitions made after April 15, 1998. Included in interest expense for 1999 is $.8 million of non-cash debt discount accretion.

       INCOME TAX EXPENSE (BENEFIT). The benefit for income taxes for 1998 and the expense for income taxes in 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization. In addition, the tax benefit for 1998 is less than expected because of non-deductible stock-based compensation expense.

       As of December 31, 1999, we had deferred income tax assets of $1.7 million. To realize a deferred tax asset of $1.7 million, we would need to have future taxable income of about $5.0 million. The Company had taxable income of approximately $175,000 in 1999. Taxable income would need to increase to about $300,000 per year to enable us to realize the deferred tax asset during the carryforward period. Because of cost reductions, lower product costs expected because of outsourcing manufacturing, the introduction of new products and various other performance improvements, we believe it is more likely than not that our future taxable income will be sufficient to enable us to realize these deferred income tax assets.

       CASH DIVIDENDS. The cash dividends of $585,000 for 1998 represent dividends paid on our Series A preferred stock. The cash dividends of $2.0 million for 1999 relate to dividends on shares of our Series A and Series B preferred stock, which were converted into shares of our common stock effective December 31, 1999, as well as on our mandatorily redeemable Series C convertible preferred stock.

       NON-CASH DIVIDENDS. We recorded non-cash dividends of approximately $9.5 million associated with the issuance of our Series A preferred stock for 1998. Our Series A preferred stock was convertible into shares of our common stock at a price which we determined to be below the fair market value of common stock on the date of issuance. Non-cash dividends of $2.5 million for 1999 relate primarily to a beneficial conversion feature of the mandatorily redeemable Series C convertible preferred stock issued in April 1999 and accretion of the discount on the mandatorily redeemable preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders.

PRO FORMA REVENUES AND GROSS PROFIT

       We have presented pro forma revenues and gross profit on a combined historical basis for the years ended December 31, 1997, 1998, and 1999. We have not presented any pro forma financial information below the gross profit line, since much of the pre-acquisition financial data below gross profit is significantly impacted by compensation packages of the former owners of these companies. We negotiate and, in many cases, significantly revise compensation packages in connection with our acquisitions of these businesses.

       Our pro forma results for any period are not necessarily indicative of future results because, among other things, the acquired companies were not under common control or management prior to their acquisition. The timing and magnitude of acquisitions, assimilation costs and seasonal nature of the industry may cause an increase or decrease in our revenues and expenses.

       PRO FORMA REVENUES FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

       The following table presents revenues for each of our acquired companies and total pro forma revenues for the years ended December 31, 1997, 1998 and 1999.


ACQUIRED COMPANY                                                          YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                1997               1998              1999
                                                                ----               ----              ----
                                                                              (IN THOUSANDS)
RETAIL SEGMENT:
Thermo-Tilt Window Company                                    $ 5,629            $  5,124         $  4,226
American Home Developers Co., Inc.                              4,883               4,715            4,402
Primax Window Co.                                               7,132               6,527            7,007
The Rolox Companies                                            10,354              11,276           11,927
American Home Remodeling(1)                                     6,326               7,357                -
Five Star Builders, Inc.(1)                                     8,279               8,032           16,989
NuView Industries, Inc.(2)                                      4,690               4,602            5,506
Leingang Siding and Window, Inc.                                5,457               6,012            5,683
Thomas Construction, Inc.                                      26,493              25,554           27,884
The Thermo-Shield Companies                                    12,395              14,906           19,066
                                                              -------            --------         --------
     Total pro forma revenues of
       retail segment                                          91,638              94,105          102,690

MANUFACTURING SEGMENT:
T. D. Windows, Inc.                                             1,312               1,140            1,544
Thermal Line Windows, L.L.P.(3)                                 6,088               7,179            7,905
Precision Window Mfg., Inc.                                     6,432               6,548            7,607
                                                              -------            --------         --------
     Total pro forma revenues of
       manufacturing segment                                   13,832              14,867           17,056

Intersegment eliminations and other                            (5,846)             (6,857)          (9,046)
                                                              -------            --------         --------

     Total pro forma revenues                                 $99,624            $102,115         $110,700
                                                              =======            ========         ========

---------------

(1) American Home Remodeling merged into Five Star Builders, Inc., effective December 31, 1998. Five Star Builders, Inc. changed its name to ThermoView of California, Inc.

(2) ThermoView of Missouri, Inc. acquired the assets of NuView Industries, Inc., which commenced its window business on February 1, 1997.

(3)    Thermal Line Windows, L.L.P. is now Thermal Line Windows, Inc.

       1997 PRO FORMA REVENUES COMPARED TO 1998 PRO FORMA REVENUES

       Total pro forma revenues increased from $99.6 million in 1997 to $102.1 million in 1998.

       RETAIL SEGMENT. Retail segment revenues increased a net $2.5 million, with the following companies reporting the most significant fluctuations:

       - The Rolox Companies' revenue increased $922,000, reflecting an increase in its vinyl siding revenues.

       - American Home Remodeling's revenue increased $1.0 million primarily as a result of adding a textured coating business.

       - Thermo-Shield's revenue increased $2.5 million related to growth of its Michigan and Arizona additional branches opened in 1997 and an Indiana branch opened in 1998.

       - Thomas Construction reported a decrease in revenue of $939,000 due to reduced sales generated through an unaffiliated home improvement chain.

       MANUFACTURING SEGMENT. In the manufacturing segment, Thermal Line Windows experienced revenue growth of $1.1 million as it expanded its sales to third-party customers in the Colorado market. Inclement weather adversely affected sales to third-party customers in 1997.

       1998 PRO FORMA REVENUES COMPARED TO 1999 PRO FORMA REVENUES

       Total pro forma revenues increased from $102.1 million in 1998 to $110.7 million in 1999.

       RETAIL SEGMENT. Pro forma revenues in our retail segment increased $8.6 million, with the following companies reporting the most significant fluctuations:

       - American Home Remodeling and Five Star Builders together accounted for a $1.6 million increase in revenues. This resulted from increases in window contracts adding to their textured coating business, as well as price increases.

       - Thomas Construction's revenue increased $2.3 million due principally to favorable weather conditions in the fourth quarter of 1999 and a concentrated sales effort in that quarter.

       - Thermo-Shield's revenue increased $4.2 million principally due to a contract with a major home improvement chain to provide sales leads that resulted in significant growth in window contracts.

       MANUFACTURING SEGMENT. Pro forma revenues in our manufacturing segment increased $2.2 million, principally due to the following:

       - Precision Window reported a $1.1 million increase in revenue in 1999, with higher intercompany sales to Primax, Rolox and NuView Industries.

       - Thermal Line Windows reported a $.7 million increase in revenues in 1999 due to increased sales to a major customer.

       PRO FORMA GROSS PROFIT FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND
1999

       The following table presents gross profit for each of our acquired companies and total pro forma gross profit for the years ended December 31, 1997, 1998 and 1999.


ACQUIRED COMPANY                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                               1997                    1998                     1999
                                        --------------------     -------------------     ------------------
                                                    PERCENT                 PERCENT                 PERCENT
                                         GROSS        OF          GROSS       OF          GROSS        OF
                                        PROFIT     REVENUES      PROFIT     REVENUES     PROFIT     REVENUES
                                        ------     --------      ------     --------     ------     --------
                                                                (DOLLARS IN THOUSANDS)
RETAIL SEGMENT:
Thermo-Tilt Window Company              $ 2,739      48.7%      $ 2,726      53.2%      $ 2,134      50.5%
American Home Developers Co., Inc.        2,193      44.9         2,249      47.7         1,978      44.9
Primax Window Co.                         3,824      53.6         3,717      56.9         4,073      58.1
The Rolox Companies                       6,268      60.5         6,379      56.6         7,043      59.1
American Home Remodeling(1)               3,297      52.1         4,658      63.3            --        --
Five Star Builders, Inc.(1)               5,945      71.8         5,730      71.3        11,856      69.8
NuView Industries, Inc.(2)                2,329      49.7         2,577      56.0         2,831      51.4
Leingang Siding and Window, Inc.          1,865      34.2         2,081      34.6         2,170      38.2
Thomas Construction, Inc.                12,454      47.0        12,277      48.0        13,835      49.6
The Thermo-Shield Companies               6,686      53.9         8,236      55.3        10,763      56.5
                                        -------      ----       -------      ----       -------      ----
Total pro forma gross profit of
      retail segment                     47,600      51.9        50,630      53.8        56,683      55.2

MANUFACTURING SEGMENT:
T. D. Windows, Inc.                         274      20.9           285      25.0           201      13.0
Thermal Line Windows, L.L.P.(3)           2,015      33.1         2,337      32.6         2,669      33.8
Precision Window Mfg., Inc.                 693      10.8         1,048      16.0         1,687      22.2
                                        -------      ----       -------      ----       -------      ----
Total pro forma gross profit of
     manufacturing segment                2,982      20.9         3,670      24.7         4,557      26.7
                                        -------      ----       -------      ----       -------      ----

     Total pro forma gross profit       $50,582      50.8%      $54,300      53.2%      $61,240      55.3%
                                        =======      ====       =======      ====       =======      ====

----------------

(1) American Home Remodeling merged into Five Star Builders, Inc., effective December 31, 1998. Five Star Builders, Inc. changed its name to ThermoView of California, Inc.

(2) ThermoView of Missouri, Inc. acquired the assets of NuView Industries, Inc., which commenced its window business on February 1, 1997.

(3)    Thermal Line Windows, L.L.P. is now Thermal Line Windows, Inc.

       1997 PRO FORMA GROSS PROFIT COMPARED TO 1998 PRO FORMA GROSS PROFIT

       Total pro forma gross profit percentages improved from 50.8% in 1997 to 53.2% in 1998.

       RETAIL SEGMENT. Gross profit improved in the retail segment as our retail companies enhanced purchasing power through growth and as competition increased among supply vendors.

       - The Rolox Companies' product mix accounted for the decrease in gross profit percentage, where it reported higher sales of vinyl siding in 1998 which has a lower gross profit than replacement windows.

       - American Home Remodeling's gross profit improved in 1998 as it shifted its business from general contracting to replacement windows.

       MANUFACTURING SEGMENT. In the manufacturing segment, Precision negotiated cost reductions on vinyl and glass. Additionally, Precision implemented a 2.0% price increase and TD Windows a 5.0% price increase, effective in 1998, related to their manufacturing segment sales.

       1998 PRO FORMA GROSS PROFIT COMPARED TO 1999 PRO FORMA GROSS PROFIT

       Total pro forma gross profit percentages improved from 53.2% for 1998 as compared to 55.3% for 1999.

       RETAIL SEGMENT. The more significant gross profit fluctuations in the retail segment were:

       - American Home Remodeling and Five Star Builders together had a 2.3% improvement in gross profit due to price increases.

       - Thomas Construction had a 1.6% improvement in gross profit due to labor efficiencies achieved at higher sales volumes.

       MANUFACTURING SEGMENT. In the manufacturing segment, Precision's gross profit improved from 16.0% for 1998 to 22.2% for 1999 due in part to higher sales volumes and negotiated cost reductions on vinyl and glass.

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 1999, we had cash and cash equivalents of $3.3 million, working capital of $4.0 million, $21.4 million of long-term debt, net of current maturities, $7.1 million of noncurrent amounts due to sellers of acquired businesses, and $4.7 million of mandatorily redeemable preferred stock. Our operating activities for 1999 provided $2.8 million of cash. We used $.1 million in our operating activities during 1998.

       The use of cash for investing activities relates primarily to acquisition activity which accounts for the use of $22.3 million in 1999. Investing activity also included investments in property and equipment of $873,000 and a net investment in finance receivables of $669,000 in 1999. During 1998, we used $15.6 million for acquisitions, and invested $861,000 in property and equipment and $578,000 in finance receivables.

       The major sources of cash provided by financing activities in 1999 were borrowings of $9.7 million under our PNC Bank credit facility, net proceeds of $9.4 million on borrowings from GE Capital, net proceeds of $5.4 million from issuance of mandatorily redeemable Series C convertible preferred stock and detachable stock purchase warrants and net proceeds of $3.5 million from the issuance of common stock in our public offering. These sources were offset by the repayment of $2.4 million of debt, exclusive of refinanced debt, the payment of $2.0 million of preferred dividends, and deferred financing costs of $855,000. During 1998, we received $14.5 million of net proceeds from our Series A preferred stock offering, $614,000 of net proceeds from an offering of common stock, $5.3 million from our PNC Bank credit facility, and $1.5 million from related-party borrowings. These sources were offset by a use of cash of $2.1 million to repurchase 91,284 shares of our common stock.

       In August 1998, we established a $15.0 million line of credit with PNC Bank. Borrowings under the line of credit bear interest at a Euro-Rate based variable rate. Interest on the line of credit is payable quarterly and principal is payable in full at maturity. In November 1999, PNC Bank extended the maturity date of the line of credit from August 31, 2000 to January 1, 2001, and on April 14, 2000, PNC Bank further extended the maturity date to May 1, 2001. On or before May 1, 2001, we anticipate either extending the term of the credit facility or refinancing it. Pursuant to the terms of the line of credit, at any one time, the aggregate unpaid principal amount of advances under the line of credit shall not exceed the lesser of $15.0 million, or our earnings before interest, income taxes, depreciation and amortization, as defined in the loan documents, for the immediately preceding four fiscal quarters from our most recent financial statements multiplied by 4.6 as of March 31, 2000, 4.5 as of June 30, 2000 and 3.5 as of September 30, 2000 and thereafter.

       The line of credit is secured by substantially all of our personal property and by a pledge to PNC Bank of all of our ownership interests in our subsidiaries. Additionally, the line of credit obligates us to pay a quarterly unused loan fee and certain other fees and expenses. Four of our stockholders (two of whom are also our executive officers and directors) also agreed to guarantee $3,000,000 of the credit facility for fees equal to an annual rate of 5% from April 2000 through June 2000 and 10% thereafter subject to Board of Director approval.

       As of the date of this Form 10-K, we have borrowed the entire amount available to us under the line of credit. The line of credit requires that any company acquired by us must become a borrower under the line of credit. Additionally, we have pledged all of our ownership in acquired companies to PNC Bank.

       In July 1999, we received $10.0 million in senior subordinated financing from GE Capital Equity Investments, Inc. Interest under the note is payable quarterly in arrears at 12% per annum, subject to substantial increases as described in the financing. Principal under the note is payable in full in July 2002 but we may prepay the note at a premium prior to its maturity. Among its covenants, the note requires us to refrain from entering into acquisitions priced above a pre-defined earnings multiple unless GE Capital consents. The note, which is subordinate to our line of credit with PNC Bank, is secured by a lien on substantially all of our assets, a guarantee executed by our subsidiaries and a pledge of our ownership in our current and future subsidiaries. In conjunction with the issuance of the note, we issued to GE Capital warrants to purchase 555,343 shares of our common stock at $0.03 per share which expire during July 2007. We have accounted for the portion of the proceeds from this loan equal to approximately $4.8 million allocable to the warrant as paid-in capital with the resulting discount amortized as additional interest over the term of the loan. The stated 12% interest on the note amounts to $1.2 million per annum. The discount related to the warrants deemed as interest on the note and the amortization of debt issuance costs together amount to approximately $1.7 million per annum. These amounts will continue to reduce our earnings until we retire the note. We used the proceeds from this financing primarily to repay related-party indebtedness and outstanding acquisition indebtedness. We also used a portion of the proceeds to fund obligations to former shareholders of acquired businesses for satisfying post-acquisition performance standards as set forth in the acquisition agreements.

       In October 1999, we amended our line of credit with PNC Bank to provide for additional borrowings under a multiple advance term note whereby we could borrow up to an additional $2.5 million. The note bore interest at prime plus one percent per annum and interest was payable monthly. Principal under the note was payable in full at maturity on the earlier of January 14, 2000 or the closing of our public offering. ThermoView borrowed approximately $2.1 million under the note for working capital purposes. In December 1999, we repaid the note in full with proceeds from our public offering.

       Our line of credit with PNC Bank and subordinated debt owed to GE Capital require us to comply with affirmative and negative covenants. We must maintain various financial ratios and these lenders may restrict us from incurring other debt. We may not pay dividends on the common stock while the line of credit and the subordinated debt are outstanding. We are also subject to other restrictions, including restrictions pertaining to significant corporate transactions and management changes.

       If we default under the line of credit, PNC Bank could, among other items, cease all advances, accelerate all amounts owed to PNC Bank and increase the interest rate on the line of credit. If we default under the subordinated debt documents, GE Capital could, among other items, accelerate all amounts owed to GE Capital, subject to the rights of PNC Bank as our senior lender under the line of credit. Under either the PNC Bank line of credit or the GE Capital subordinated debt, an event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to PNC Bank and on a subordinated basis to GE Capital.

       We have violated PNC Bank and GE Capital covenants at December 31, 1999, and through March 30, 2000. The covenant violations resulted largely from losses during the twelve-month period prior to covenant measurement dates. Because of losses, we currently have no excess cash available for unanticipated working capital purposes. PNC Bank and GE Capital have waived these covenant violations as of December 31, 1999 and through March 30, 2000, and have reset financial covenants to accommodate compliance at March 31, 2000, and in the future.

       In April 1999, we issued an aggregate of 6,000 shares of Series C preferred stock to two institutional accredited investors, Brown Simpson Growth Fund, L.P., a New York limited partnership, and Brown Simpson Growth Fund, Ltd., a Grand Cayman, Cayman Islands limited partnership, at a per share purchase price of $1,000, for a total investment of $6.0 million. In conjunction with the issuance of the Series C preferred stock, we issued to the two funds warrants to purchase up to a total of 400,000 shares of common stock at $21.00 per share, the number of shares and exercise price being subject to adjustment, which expire in April 2004. We have accounted for the portion of the proceeds equal to an estimated $2.0 million from this Series C preferred stock allocable to the warrants as paid-in capital. We will amortize the resulting discount as additional preferred stock dividends from the issuance date to October 2000, the earliest redemption date. Since the conversion price of the Series C preferred stock at the issuance date was less than the market price of our common stock, preferred dividends include approximately $1.2 million in the second quarter of 1999. The stated 9.6% dividend on the Series C preferred stock comprised of 70% cash and 30% of our common stock amounts to $576,000 per annum based on the currently outstanding number of shares of our Series C preferred stock. The stated dividend will reduce our earnings for so long as the Series C preferred stock remains outstanding. The additional dividends related to the warrants and the accretion of preferred stock issuance costs will reduce our earnings in 2000 by approximately $1,300,000 through October 2000. In August 1999, we amended the exercise price of the warrant to $18.00 per share in exchange for a commitment of the holders to refrain from selling any of our securities from the closing of the offering to January 31, 2000. We are accounting for the estimated increase in fair value of the warrants as the result of the exercise price change in an aggregate amount of approximately $180,000 as additional dividends on the Series C preferred stock from August 1999 through January 2000. We used the proceeds from this financing primarily to repay outstanding acquisition indebtedness.

       As of December 31, 1999, we owed $8,085,000 to previous owners of our subsidiaries for additional consideration under terms of our acquisition agreements. In February 2000, we paid $1,000,000 cash towards these obligations. In April 2000, we negotiated agreements with the previous owners for the issuance of 1,417,000 shares of our 12% Series D cumulative preferred stock with a liquidation value of $5.00 per share in lieu of the remaining $7,085,000 obligation due to them. We also agreed to issue an additional 22,316 shares of our Series D preferred stock to compensate the previous owners for interest earned in an amount equal to $111,580 prior to settlement of the obligations. Our Series D preferred stock will pay cumulative dividends at the rate of $.60 per share annually, subject to the availability of such funds and the consent of PNC Bank.

       We incurred significant operating losses in the first quarter of 2000 resulting largely from a significant decline in production during the relocation of our Precision manufacturing plant in St. Louis, Missouri. The Precision problems also caused losses at a number of our retail operations due to Precision's inability to deliver windows. We restored production to normal levels early in the second quarter of 2000. The reduced pace of installing windows by our retail operations in the first quarter did contribute to a higher revenue backlog for our second quarter.

       In spite of these losses, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

       - payment of the interest on our line of credit and subordinated debt;

       - payment of dividends due on our Series C and Series D preferred stock;

       -      working capital requirements; and

       -      planned property and equipment capital expenditures.

       Originally, we intended to continue our acquisition program with a combination of cash, common stock and seller debt used to finance the primary portion of consideration and we anticipated the cash needed for acquisitions to come principally from an expanded bank line and future common stock offerings. Currently, we do not have an expanded bank line nor do we anticipate a common stock offering in the near term to fund acquisitions or unanticipated operating needs. For the near term, we have decided to focus on improving the profitability of our existing operations, opening new locations and expanding the market areas of our existing retail subsidiaries while pursuing high quality acquisition targets.

       We may need additional sources of financing to open new locations and expand the market areas of our existing retail subsidiaries. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund additional acquisitions, successfully promote our products, open new locations, or develop new or enhanced products, any of which could lower our revenues and net income, if we achieve profitability in the future. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

       Preferred stock cash dividends were 10% on $16.9 million of Series A and B preferred stock. We converted the Series A and B preferred stock to common stock on December 31, 1999, and, accordingly, the $1.7 million for annual cash dividends on Series A and Series B preferred stock are no longer required following the conversion. We will continue to pay dividends on the Series C and Series D preferred stock, subject to the consent of PNC Bank in connection with the Series D preferred stock, until the shares are redeemed or converted.

PENDING LITIGATION

       ThermoView does not anticipate any significant adverse effect on our results of operations or cash flow through December 2000 because of the Pro Futures litigation described in Item 3, Legal Proceedings. Although ThermoView believes the claims in this litigation are without merit and intends to vigorously defend the suit, an adverse outcome, thereafter, in this action could have a material adverse effect on our results of operations and cash flow.

THE SHARES IN THE INITIAL PUBLIC OFFERING MAY HAVE BEEN OFFERED OR SOLD IN VIOLATION OF THE SECURITIES ACT OF 1933

       ThermoView entered into a 90-day listing agreement in October 1999 with IPO.COM, Inc. under which ThermoView authorized IPO.COM to include its prospectus on the IPO.COM web site. In addition to hosting ThermoView's prospectus, IPO.COM provided summary material relating to ThermoView and its initial public offering on its web site. The IPO.COM web site also provided a direct link to the ThermoView web site. Although ThermoView did not intend to create an agency relationship with IPO.COM, and while ThermoView believes that IPO.COM is not and has not acted as its agent, the listing agreement may have created an agency relationship. If IPO.COM is deemed ThermoView's agent pursuant to the listing agreement, the summarized material contained in the IPO.COM web site relating to ThermoView and the initial public offering and the information contained in the ThermoView web site could constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the summarized materials relating to ThermoView in the IPO.COM web site or the materials contained in the ThermoView web site did constitute a violation of the Securities Act of 1933, investors in the initial public offering would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration they paid for their common stock or, if these persons had already sold the common stock, to sue ThermoView for damages resulting from their purchase of common stock. These damages could total up to approximately $6.9 million, plus interest, based on the initial public offering price of $5.50 per share for 1,255,000 shares, if these investors seek recovery or damages after an entire loss of their investment. Any recovery or damages could adversely impact ThermoView's liquidity during the period in which a refund is paid. Although ThermoView cannot be certain as to the ultimate disposition of this matter, it is the opinion of ThermoView's management, based upon the information available to it, that the expected outcome of this matter will not significantly affect the results of operations and financial condition of ThermoView.

YEAR 2000

         During 1999, management completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, ThermoView has successfully managed the transition.

       Although considered unlikely, unanticipated problems in ThermoView's core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with ThermoView's customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

       The costs to us for compliance with year 2000 issues consisted of our fee to our outside consultant for the development and management of the assessment program, and the costs associated with the purchase of software upgrades and replacement equipment. To date, we have paid $101,500 to our outside consultant and $158,800 for the upgrade and replacement of software and equipment. We anticipate minimal future costs for the upgrade and replacement of software and equipment. These costs do not include wages and benefits paid to our personnel that utilize their time for the assessment program. We are funding costs of remediation from operations. We are charging the costs associated with remediation as current expenses with the exception of the costs of replacing software and equipment which are capitalized.

INFLATION

       Due to relatively low levels of inflation experienced during the years ended December 31, 1997, 1998 and 1999, inflation did not cause a significant increase in our costs.

SEASONALITY

       Historically, our results of operations have fluctuated on a seasonal basis. We have experienced lower levels of sales and profitability during the period from mid-November to mid-March, impacting the first and fourth quarters of each year. Inclement weather conditions in the winter and spring months in our markets located in the north central United States, which limit our ability to install exterior home improvement products, reduces demand for windows, doors, vinyl siding and related products. Our intention is to expand our southern California markets and to enter other markets in the Southwest and southern United States to reduce the impact of seasonality if we have the available capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Changes in interest rates expose us to market risk. As of December 31, 1999, approximately 60% of our debt portfolio consisted of variable-rate debt and approximately 40% consisted of fixed-rate debt. With respect to the variable-rate debt, a hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $150,000 as of December 31, 1999.

       Interest rate changes would result in gains or losses in the market value of our fixed-rate debt due to the differences between the current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 1999, a 10% change in interest rates would not have resulted in a significant change in the fair value of our fixed-rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

THERMOVIEW INDUSTRIES, INC.
         Report of Independent Auditors ................................... 58
         Report of Independent Certified Public Accountants ............... 59
         Consolidated Balance Sheets as of December 31,
              1998 and 1999 ............................................... 60
         Consolidated Statements of Operations for the years
              ended December 31, 1997, 1998 and 1999 ...................... 62
         Consolidated Statements of Stockholders' Equity
              for the years ended December 31, 1997, 1998
              and 1999 .................................................... 63
         Consolidated Statements of Cash Flows for the
              years ended December 31, 1997, 1998 and 1999 ................ 64
         Notes to Consolidated Financial Statements ....................... 65

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
ThermoView Industries, Inc.

       We have audited the consolidated balance sheets of ThermoView Industries, Inc. (see Note 1) as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoView Industries, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.



                                        /s/ ERNST & YOUNG LLP


Louisville, Kentucky
April 14, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders
ThermoView Industries, Inc.

       We have audited the accompanying statements of operations, stockholders' equity, and cash flows of ThermoView Industries, Inc. (formerly Thermo-Tilt Window Company as discussed in Note 1) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted audited standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ThermoView Industries, Inc. for the year ended December 31, 1997 in conformity with generally accepted accounting principles in the United States.




                                      /s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 8, 1998

                           THERMOVIEW INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      DECEMBER 31
                                                                                                      -----------
                                                                                              1998                   1999
                                                                                          ------------           ------------
ASSETS
Current assets:
     Cash and equivalents                                                                 $  1,302,797           $  3,331,721
     Receivables:
         Trade, net of allowance for doubtful
              accounts of $237,000 in 1998 and
              $276,000 in 1999                                                               3,155,435              5,062,127
         Finance, net of unearned interest of
              $70,500 in 1998 and $149,000 in 1999                                              31,000                 60,000
         Related party                                                                         410,720                 55,554
         Other                                                                                 326,079                337,482
     Costs in excess of billings on
         uncompleted contracts                                                                 604,550              1,274,073
     Inventories                                                                             1,313,318              2,300,643
     Prepaid expenses and other current assets                                                 169,584                342,978
     Deferred income taxes                                                                     546,000                322,000
                                                                                          ------------           ------------
Total current assets                                                                         7,859,483             13,086,578
Property and equipment, net                                                                  2,680,895              3,679,179
Other assets:
     Goodwill, net of accumulated amortization
         of $936,725 in 1998 and 3,645,468 in 1999                                          40,926,977             74,162,341
     Deferred income taxes                                                                   1,242,000              1,406,000
     Finance receivables, net of unearned
         interest of $276,201 in 1998 and
         $1,092,411 in 1999 and allowances of
         $200,000 in 1999                                                                      546,643                932,411
     Other assets                                                                              837,624                704,675
                                                                                          ------------           ------------
                                                                                            43,553,244             77,205,427
                                                                                          ------------           ------------
Total assets                                                                              $ 54,093,622           $ 93,971,184
                                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable (including related party
         vendor payables of $341,894 in 1998 and
         $221,749 in 1999)                                                                $  2,052,937           $  3,444,402
     Due to sellers of acquired businesses                                                   1,000,481              1,000,000
     Accrued expenses                                                                        2,775,439              3,278,924
     Billings in excess of costs on
         uncompleted contracts                                                                 566,702                930,732
     Income taxes payable                                                                      150,837                116,784
     Current portion of long-term debt                                                         595,754                358,920
                                                                                          ------------           ------------
Total current liabilities                                                                    7,142,150              9,129,762
Long-term debt (including related party
     note payable of $1,500,000 in 1998)                                                     8,610,069             21,399,874
Due to sellers of acquired businesses                                                               --              7,085,000
Other long-term liabilities                                                                     43,545                 32,542
Mandatorily redeemable Series C convertible
     preferred stock, $.001 par value (aggregate


     redemption amount and liquidation preference
     of $6,000,000); 25,000 shares authorized;
     6,000 shares issued and outstanding                                                            --              4,648,550
Stockholders' equity:
     Preferred stock, 50,000,000 shares
         authorized:
         Series A, $.001 par value; 2,980,000
              shares issued and outstanding in
              1998 and none in 1999                                                              2,980                     --
         Series B, $.001 par value; none issued                                                     --                     --
         Common stock, $.001 par value; 100,000,000
              shares authorized; 4,490,228 shares
              issued and outstanding in 1998 and
              7,389,592 shares issued and outstanding
              in 1999                                                                            4,490                  7,390
         Paid-in capital                                                                    44,759,981             59,794,361
         Accumulated deficit                                                                (6,469,593)            (8,126,295)
                                                                                          ------------           ------------
Total stockholders' equity                                                                  38,297,858             51,675,456
                                                                                          ------------           ------------
Total liabilities and stockholders' equity                                                $ 54,093,622           $ 93,971,184
                                                                                          ============           ============


                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                                  ----------------------
                                                  1997                    1998                    1999
                                             -------------           -------------           -------------
Revenues                                     $   5,628,726           $  37,376,355           $ 108,198,535
Cost of revenues earned                          2,889,444              16,747,734              48,727,358
                                             -------------           -------------           -------------

Gross profit                                     2,739,282              20,628,621              59,471,177
Selling, general and
     administrative expenses                     3,292,548              20,233,163              53,477,839
Stock-based compensation expense                     1,050               5,508,700                  71,400
Depreciation expense                                69,274                 297,808                 965,916
Amortization expense                                    --                 971,972               3,393,330
                                             -------------           -------------           -------------

Income (loss) from operations                     (623,590)             (6,383,022)              1,562,692
Interest expense                                   (90,031)               (439,131)             (2,962,260)
Other income (expense)                             (18,607)                 69,057                 112,866
                                             -------------           -------------           -------------

Loss before income taxes                          (732,228)             (6,753,096)             (1,286,702)
Income tax expense (benefit)                      (266,000)             (1,148,000)                370,000
                                             -------------           -------------           -------------

Net loss                                          (466,228)             (5,605,096)             (1,656,702)
Less amount attributable to
     sole proprietor                               398,269                      --                      --
Less preferred stock dividends:
     Cash                                               --                 585,105               2,005,549
     Non-cash                                           --               9,539,678               2,491,640
                                             -------------           -------------           -------------

                                                        --              10,124,783               4,497,189
                                             -------------           -------------           -------------

Net loss attributable to common
     stockholders                            $    (864,497)          $ (15,729,879)          $  (6,153,891)
                                             =============           =============           =============

Basic and diluted loss per common
     share                                                           $       (3.96)          $       (1.19)
                                                                     =============           =============

Weighted average shares outstanding                                      3,975,235               5,164,497
                                                                     =============           =============

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  PREFERRED STOCK            PREFERRED STOCK
                                                                                     SERIES A                    SERIES B
                                                                               -----------------------   ------------------------

                                                                               SHARES      PAR VALUE        SHARES      PAR VALUE
                                                                               ------      ---------        ------      ---------
Balances at January 1, 1997 ...............................................           --  $         --            -- $         --
Owner's draw and closing of proprietorship ................................           --            --            --           --
Net income for the last six months ended June 30, 1997 ....................           --            --            --           --
                                                                            ------------  ------------  ------------ ------------

Balances at June 30, 1997 .................................................           --            --            --           --
Initial capitalization of corporation .....................................           --            --            --           --
Issuance of common stock in private placement .............................           --            --            --           --
Stock-based compensation expense ..........................................           --            --            --           --
Net loss for the six-months ended December 31, 1997 .......................           --            --            --           --
                                                                            ------------  ------------  ------------ ------------

Balances at December 31, 1997 .............................................           --            --            --           --
Acquisition of the Company-issuance of common stock in reverse merger .....           --            --            --           --
Common stock issued for cash ..............................................           --            --            --           --
Common stock issued for acquisitions ......................................           --            --            --           --
Preferred stock issued for cash ...........................................    2,980,000         2,980            --           --
Purchase and retirement of common stock ...................................           --            --            --           --
Portion of proceeds from issuance of Series A preferred stock attributable
  to beneficial conversion feature at the date of issue ...................           --            --            --           --
Additional dividend on Series A preferred stock attributable to beneficial
  conversion feature at date of issue .....................................           --            --            --           --
Preferred stock dividend payments .........................................           --            --            --           --
Stock-based compensation expense ..........................................           --            --            --           --
Net loss ..................................................................           --            --            --           --
                                                                            ------------  ------------  ------------ ------------

Balances at December 31, 1998 .............................................    2,980,000         2,980            --           --

Common stock issued for cash ..............................................           --            --            --           --
Common stock issued for acquisitions ......................................           --            --            --           --
Common stock issued as preferred stock dividend ...........................           --            --            --           --
Preferred stock issued for acquisition ....................................           --            --       400,000          400
Preferred stock Series C dividends paid in common stock ...................           --            --            --           --
Conversion of Series A and B preferred stock into common stock ............   (2,980,000)       (2,980)     (400,000         (400)
Value of warrants to purchase 125,500 common shares issued to the
  underwriters in connection with the public offering .....................           --            --                         --
Value of warrant to purchase 555,343 common shares related to the 12%
  senior subordinated note ................................................           --            --            --           --
Value of warrants to purchase 400,000 common shares related to the Series C
  preferred stock .........................................................           --            --            --           --
Portion of proceeds from issuance of Series C preferred stock attributable
  to beneficial conversion feature at date of issue .......................           --            --            --           --
Additional dividend on Series C preferred stock:
  Attributable to beneficial conversion feature at date of issue ..........           --            --            --           --
  Amortization of discount related to common stock purchase warrants ......           --            --            --           --
Preferred stock dividend payments .........................................           --            --            --           --
Stock-based compensation expense ..........................................           --            --            --           --
Net loss ..................................................................           --            --            --           --
                                                                            ------------  ------------  ------------ ------------
Balances at December 31, 1999 .............................................           --  $         --            -- $         --
                                                                            ============  ============  ============ ============



                                                                           COMMON STOCK                    PROPRIETOR'S
                                                                       --------------------                  DEFICIT/
                                                                                     PAR       PAID-IN     ACCUMULATED
                                                                        SHARES      VALUE      CAPITAL       DEFICIT      TOTAL
                                                                        ------      -----      -------       -------      -----
Balances at January 1, 1997 ..........................................         --  $      -- $        -- $   (230,377) $   (230,377)
Owner's draw and closing of proprietorship ...........................         --         --          --     (167,892)     (167,892)
Net income for the last six months ended June 30, 1997 ...............         --         --          --      398,269       398,269
                                                                       ----------  --------- ----------- ------------  ------------

Balances at June 30, 1997 ............................................         --         --          --           --            --
Initial capitalization of corporation ................................  2,621,967      2,622     140,636           --       143,258
Issuance of common stock in private placement ........................    316,562        317     896,958           --       897,275
Stock-based compensation expense .....................................         --         --       1,050           --         1,050
Net loss for the six-months ended December 31, 1997 ..................         --         --          --     (864,497)     (864,497)
                                                                       ----------  --------- ----------- ------------  ------------

Balances at December 31, 1997 ........................................  2,938,529      2,939   1,038,644     (864,497)      177,086
Acquisition of the Company-issuance of common stock in reverse merger     346,665        346        (346)          --            --
Common stock issued for cash .........................................    181,472        181     613,469           --       613,650
Common stock issued for acquisitions .................................  1,114,906      1,115  25,813,855           --    25,814,970
Preferred stock issued for cash ......................................         --         --  14,510,603           --    14,513,583
Purchase and retirement of common stock ..............................    (91,284)       (91) (2,139,839)          --    (2,139,930)
Portion of proceeds from issuance of Series A preferred stock
 attributable to beneficial conversion feature at the date of issue ..         --         --   9,539,678           --     9,539,678
Additional dividend on Series A preferred stock attributable
  to beneficial conversion feature at date of issue ..................         --         --  (9,539,678)          --    (9,539,678)
Preferred stock dividend payments ....................................         --         --    (585,105)          --      (585,105)
Stock-based compensation expense .....................................         --         --   5,508,700           --     5,508,700
Net loss .............................................................         --         --          --   (5,605,096)   (5,605,096)
                                                                       ----------  --------- ----------- ------------  ------------

Balances at December 31, 1998 ........................................  4,490,288      4,490  44,759,981   (6,469,593)   38,297,858

Common stock issued for cash .........................................  1,258,334      1,258   3,248,591           --     3,249,849
Common stock issued for acquisitions .................................    494,511        495   6,244,048           --     6,244,542
Common stock issued as preferred stock dividend ......................     19,792         20      84,460           --        84,480
Preferred stock issued for acquisition ...............................         --         --   1,999,600           --     2,000,000
Preferred stock Series C dividends paid in common stock ..............         --         --     (84,480)          --       (84,480)
Conversion of Series A and B preferred stock into common stock .......  1,126,667      1,127       2,253           --            --
Value of warrants to purchase 125,500 common shares issued to the
  underwriters in connection with the public offering ................         --         --     257,000           --       257,000
Value of warrant to purchase 555,343 common shares related to the 12%
  senior subordinated note ...........................................         --         --   4,460,548           --     4,460,548
Value of warrants to purchase 400,000 common shares related to the
  Series C preferred stock ...........................................         --         --   1,963,670           --     1,963,670
Portion of proceeds from issuance of Series C preferred stock
  attributable to beneficial conversion feature at date of issue .....         --         --   1,200,000           --     1,200,000
Additional dividend on Series C preferred stock:
  Attributable to beneficial conversion feature at date of issue .....         --         --  (1,200,000)          --    (1,200,000)
  Amortization of discount related to common stock purchase warrants .         --         --  (1,207,160)          --    (1,207,160)
Preferred stock dividend payments ....................................         --         --  (2,005,549)          --    (2,005,549)
Stock-based compensation expense .....................................         --         --      71,400           --       71,4000
Net loss .............................................................         --         --          --   (1,656,702)   (1,656,702)
                                                                       ----------  --------- ----------- ------------  ------------
Balances at December 31, 1999 ........................................  7,389,592  $   7,390 $59,794,361 $ (8,126,295) $ 51,675,456
                                                                       ==========  ========= =========== ============  ============

See accompanying notes

                           THERMOVIEW INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31
                                                                                        ----------------------
                                                                                1997             1998              1999
                                                                                ----             ----              ----
OPERATING ACTIVITIES
Net loss ............................................................     $   (466,228)     $ (5,605,096)     $ (1,656,702)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
  Depreciation and amortization .....................................           69,274         1,269,780         4,359,246
  Deferred income taxes .............................................         (266,000)       (1,295,000)           60,000
  Stock-based compensation ..........................................            1,050         5,508,700            71,400
  Accretion of discount related to senior subordinated debt .........               --                --           799,998
  Allowances on finance receivables .................................               --                --           200,000
  Other .............................................................           27,342           (22,400)           54,396
  Changes in operating assets and liabilities:
      Trade receivables .............................................          (12,970)       (1,385,707)         (470,571)
      Related party and other receivables ...........................          (20,375)          205,159           563,385
      Costs in excess of billings on uncompleted contracts ..........          (28,165)          115,906           (19,071)
      Inventories ...................................................           12,000           109,757          (372,686)
      Prepaid expenses and other current assets .....................           (7,637)          (18,944)           48,301
      Accounts payable ..............................................         (394,096)          (67,369)          106,007
      Accrued expenses ..............................................          371,735           896,640          (840,707)
      Billings in excess of costs on uncompleted contracts ..........               --            51,239            42,814
      Income taxes payable ..........................................               --           131,305          (159,150)
                                                                          ------------      ------------      ------------
Net cash provided by (used in) operating activities .................         (714,070)         (106,030)        2,786,660

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired ....................               --       (15,613,913)      (22,310,424)
Payments for purchase of property and equipment .....................         (315,819)         (860,897)         (873,313)
Proceeds from sale of property and equipment ........................          526,305           195,000                --
Finance receivables originated ......................................               --          (649,913)       (5,529,770)
Finance receivables collected .......................................               --            72,270           355,327
Finance receivables sold ............................................               --                --         4,505,279
Other ...............................................................          112,820          (602,667)          313,960
                                                                          ------------      ------------      ------------
Net cash provided by (used in) investing activities .................          323,306       (17,460,120)      (23,538,941)

FINANCING ACTIVITIES
Increase in long-term debt ..........................................               --        16,915,876        20,838,774
Payments of long-term debt ..........................................         (305,709)      (10,518,184)       (8,569,923)
Proceeds from issuance of mandatorily redeemable preferred
   stock ............................................................               --                --         3,441,390
Proceeds from issuance of detachable stock purchase
   warrants, net of fees, related to:
   Senior subordinated debt .........................................               --                --         4,460,548
   Mandatorily redeemable preferred stock ...........................               --                --         1,963,670
Deferred financing costs ............................................               --                --          (854,554)
Proceeds from issuance of preferred stock ...........................               --        14,513,583                --
Preferred stock dividend payments ...................................               --          (585,105)       (2,005,549)
Proceeds from issuance of common stock, net of fees .................          897,275           613,650         3,506,849
Purchase and retirement of common stock .............................               --        (2,139,930)               --
Distributions to proprietor .........................................         (167,892)               --                --
Cash received on initial capitalization of corporation ..............           34,253                --                --
                                                                          ------------      ------------      ------------
Net cash provided by financing activities ...........................          457,927        18,799,890        22,781,205
                                                                          ------------      ------------      ------------
Net increase in cash and equivalents ................................           67,163         1,233,740         2,028,924
Cash and equivalents at beginning of year ...........................            1,894            69,057         1,302,797
                                                                          ------------      ------------      ------------
Cash and equivalents at end of year .................................     $     69,057      $  1,302,797      $  3,331,721
                                                                          ============      ============      ============

                             See accompanying notes

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.     ORGANIZATION AND NATURE OF OPERATIONS

       ThermoView Industries, Inc. ("ThermoView") is a Delaware corporation, and was traded on the OTC Bulletin Board pursuant to Rule 15c2-11(a)(5) under the Securities Exchange Act of 1934, as amended, from April 16, 1998 until December 2, 1999, when it began trading on the American Stock Exchange. Prior to April 15, 1998, ThermoView was a development stage corporation, and had no business operations since its incorporation.

       On April 15, 1998, ThermoView acquired all of the outstanding stock of Thermo-Tilt Window Company ("Thermo-Tilt"), a Delaware corporation, in exchange for 3,120,000 shares of ThermoView's authorized, but unissued, common stock which represented 90% of ThermoView's then outstanding common stock. Such shares were issued to the former stockholders of Thermo-Tilt. The stock exchange between Thermo-Tilt and ThermoView was accounted for as a capital transaction similar to a reverse acquisition except that no goodwill was recorded. As a result, Thermo-Tilt is deemed to be the acquirer for accounting purposes and is the accounting survivor and reporting successor. Also, there was a change in control of ThermoView, whereby all of ThermoView's officers and directors resigned, and new officers and directors selected by Thermo-Tilt were elected. The historical results of operations for the year ended December 31, 1997 and for the period January 1, 1998 through April 15, 1998 reflect the activities of Thermo-Tilt, using Thermo-Tilt's historical cost basis. Pro forma information is not presented since the transaction is not a business combination. Because of the nature of this merger, "Company" as used in subsequent footnotes refers interchangeably to ThermoView or Thermo-Tilt. All common share and per share data has been retroactively restated in the accompanying consolidated financial statements and notes thereto to reflect the number of shares received from ThermoView, the Thermo-Tilt two-for-one stock split on September 29, 1997 and the one-for-three reverse stock split discussed in Note 11.

       Thermo-Tilt commenced operations in 1987 as a Kentucky sole proprietorship engaged in the business of designing, installing, and selling state of the art vinyl replacement thermal paned windows for the existing home market. On May 9, 1997, Thermo-Tilt was incorporated with the initial issuance of Thermo-Tilt common stock for the assets of the sole proprietorship occurring on July 1, 1997.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.     SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND EQUIVALENTS

       The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

TRADE RECEIVABLES

       Trade receivables consist of amounts due from customers. These are uncollateralized, short-term receivables. The Company periodically reviews its trade receivables and provides allowances as deemed necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

       For certain of the Company's financial instruments including cash, receivables, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The Company also estimates the fair value of long-term debt to be approximately the same as the recorded value at each balance sheet date.

INVENTORIES

       Inventories are recorded at the lower of cost (first-in, first-out basis) or market. Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites.

PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Expenditures for major renewals and improvements which increase the useful lives of assets are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Assets are depreciated on a straight-line or accelerated method over their estimated useful lives which generally range from 3 to 7 years.

GOODWILL

       Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over 25 years.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

       The Company evaluates its goodwill and other long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary.

WARRANTIES

       The Company provides its customers with various warranty programs on its products and services. The Company provides an accrual for future warranty costs based upon the relationship of prior years' revenues to actual warranty costs. It is the Company's practice to classify the entire warranty accrual as a current liability.

REVENUE AND COST RECOGNITION

       The Company recognizes revenues from fixed-price contracts on the completed-contract method since the contracts are of a short duration. A contract is considered complete when the home improvement product has been installed.

       Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor and supplies. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

       Costs in excess of amounts billed are classified under current assets as costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts.

       The Company recognizes revenues generated from unaffiliated customers in the manufacturing segment as product is shipped and title passes.

ADVERTISING COSTS

       The Company expenses advertising costs as incurred. Advertising expense was $64,421 in 1997, $1,578,685 in 1998, and $4,271,594 in 1999.

INCOME TAXES

       Prior to July 1, 1997, the Company was taxed as a sole proprietorship whereby taxable income or loss was passed on to the proprietor. At July 1, 1997, under the provisions of the Internal Revenue Code, the Company was incorporated and elected to be taxed as a "C" corporation. The Company filed a consolidated return for federal income tax purposes for its first tax year-end as of May 31, 1998. The Company changed its tax reporting year-end to a calendar year basis effective December 31, 1998. Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions.

LOSS PER COMMON SHARE

       Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the year ended December 31, 1999, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration (see Note 8). Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses in 1998 and 1999, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding. Basic and diluted loss per common share for the year ended December 31, 1997, is not presented as this information is not meaningful since the Company operated as a sole proprietorship until July 1, 1997.

STOCK OPTIONS

       These financial statements include the disclosure requirements of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." With respect to accounting for stock options, as permitted under SFAS No. 123, the Company has retained the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations.

COMPREHENSIVE INCOME

       In June 1997, the FASB issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." SFAS 130 requires all non-owner changes in equity that are excluded from net earnings under existing FASB standards be included as comprehensive income. The Company has not had any transactions that directly affect equity other than those transactions with owners in their capacity as owners.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

       Certain prior year amounts have been reclassified in the consolidated financial statements to conform with 1999 classifications.

3.     BUSINESS COMBINATIONS

       During 1998 and 1999, the Company acquired twelve companies. Information about these transactions is summarized as follows which includes the additional consideration discussed below:

                                                                        COST OF ACQUIRED COMPANY
                                                    -----------------------------------------------------------
                                                                         STOCK ISSUED (COMMON
                                                                         STOCK EXCEPT AS NOTED
                                                       CASH                  IN (b) BELOW)
                                        DATE OF       AND DUE          ------------------------
        ACQUIRED COMPANY              ACQUISITION    TO SELLERS         SHARES         VALUE        TOTAL COST
        ----------------              -----------    ----------         ------         -----        ----------
American Home Developers Co., Inc.     04/25/98     $ 1,201,861         259,058     $ 6,379,044     $ 7,580,905
Primax Window Co. ................     04/30/98       1,584,080         180,725       4,057,254       5,641,334
The Rolox Companies ..............     04/30/98       3,819,812         374,058       8,705,826      12,525,638
TD Windows, Inc. .................     05/15/98         311,031              --              --         311,031
American Home Remodeling .........     07/10/98       3,192,824         122,415       3,044,165       6,236,989
Five Star Builders, Inc. .........     07/12/98       2,666,245         116,667       2,658,600       5,324,845
NuView Industries, Inc. ..........     07/21/98       1,190,484             725          15,653       1,206,137
Leingang Siding and Window, Inc. .     08/14/98       2,907,971          29,255         451,949       3,359,920
Thermal Line Windows, LLP (a) ....     08/14/98       5,155,442         203,682       1,257,069       6,412,511


Thomas Construction, Inc. (b) ....     01/04/99      17,562,349         500,475       3,800,000      21,362,349
Precision Window Mfg., Inc. ......     01/05/99       3,074,862          37,351         540,000       3,614,862
The Thermo-Shield Companies ......     03/01/99       4,596,898         185,006       3,149,952       7,746,850
                                                    -----------     -----------     -----------     -----------
                                                    $47,263,859       2,009,417     $34,059,512     $81,323,371
                                                    ===========     ===========     ===========     ===========

       (a) Includes the acquisition of North Country Thermal Line, Inc. in November 1998 for $277,926 cash and 20,973 shares of common stock valued at $324,000.

       (b) Stock issued in connection with the acquisition of Thomas Construction, Inc. includes 400,000 shares of Series B preferred stock valued at $2,000,000. (These shares were converted into 133,334 shares of common stock following the closing of the public offering discussed in Note 11.) All other shares and values represent common stock.

       The above acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations of the acquired businesses have been included in the consolidated financial statements since the respective acquisition dates. These companies are engaged primarily in the businesses of manufacturing replacement windows or selling and installing them in the residential retail market. The accompanying consolidated balance sheets as of December 31, 1998 and 1999 include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on estimates of fair value with the excess of cost over the fair value of net assets acquired recorded as goodwill.

       The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entities' results of operations exceed certain targeted levels, generally for a period of three years subsequent to the acquisition dates. Targeted levels are generally set at the annual earnings of the acquired entities before interest and taxes, allowing for the add back of certain salaries and other costs that will not be incurred on a post-acquisition basis. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded when earned as additional purchase price. Goodwill is increased for any additional purchase price.

       During 1998, additional consideration was paid in cash totaling $150,000. Also, $1,000,481 was recorded as a liability as of December 31, 1998 for future cash payments, and 79,258 additional common shares (valued at $1,224,430) were reported as issued and outstanding to satisfy obligations for additional earned consideration.

       During 1999, additional consideration was paid in cash totaling $2,500,481 and 18,000 common shares (valued at $270,000). Also, $8,085,000 was recorded as a liability as of December 31, 1999 ($1,000,000 was paid in February 2000 and the remaining $7,085,000 has been classified as noncurrent since this portion of the liability was satisfied by issuing 1,417,000 shares of 12% Series D cumulative preferred stock as discussed in Note 16), and 153,679 additional common shares (valued at $484,590) were reported as issued and outstanding to satisfy obligations for additional earned consideration.

       The following unaudited pro forma consolidated results of operations are presented as if the acquisitions of the twelve purchased companies had occurred on January 1, 1998:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
(UNAUDITED)                                                                            1998                 1999
                                                                              ------------------ --------------------
Net revenues    .........................................................          $102,115,345         $110,700,351
Net loss        .........................................................            (5,632,834)          (1,628,742)
Net loss applicable to common stockholders...............................           (15,957,617)          (6,125,931)
Basic and diluted loss per common share..................................                 (3.28)               (1.18)


       The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense, preferred stock dividends, and certain other adjustments, together with related income tax effects. The pro forma consolidated results of operations do not reflect any corporate expenses prior to April 15, 1998, since corporate activities did not commence until then. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred on January 1, 1998 or of the future results of the combined operations.


4.     PROPERTY AND EQUIPMENT

       Property and equipment at December 31 consists of the following:

                                                                                         1998               1999
                                                                                ------------------ ------------------
Building improvements....................................................           $     469,107       $    639,550
Manufacturing equipment..................................................                 705,632          1,103,546
Furniture, fixtures and equipment........................................                 368,311            736,705
Computer equipment and software..........................................                 649,722          1,299,783
Autos and trucks.........................................................                 804,003          1,069,199
                                                                                ------------------ ------------------
                                                                                        2,996,775          4,848,783
Less accumulated depreciation............................................                (315,880)        (1,169,604)
                                                                                ------------------ ------------------
                                                                                    $   2,680,895       $  3,679,179
                                                                                ================== ==================

During the fiscal year 1999, $673,458 of additions to property and equipment were financed.

5.     UNCOMPLETED CONTRACTS

       Costs and billings on uncompleted contracts at December 31 are as follows:

                                                                                         1998               1999
                                                                                  ---------------- ------------------
Costs incurred on uncompleted contracts......................................         $   846,051      $   2,022,432
Billings to date.............................................................             808,203          1,679,091
                                                                                  ---------------- ------------------
                                                                                      $    37,848      $    343,341
                                                                                  ================ ==================

       These amounts are included in the accompanying consolidated balance sheets under the following captions:

                                                                                          1998               1999
                                                                                  ---------------- ------------------
Costs in excess of billings on uncompleted contracts.........................         $   604,550      $   1,274,073
Billings in excess of costs on uncompleted contracts.........................            (566,702)          (930,732)
                                                                                  ================ ==================
                                                                                      $    37,848      $     343,341
                                                                                  ================ ==================

6.     LEASES

       The Company and its subsidiaries are lessees under various operating lease agreements for office space, manufacturing facilities, warehouses, equipment and other properties. The Company in general is responsible for all taxes, insurance and utility expenses associated with these leases. Lease renewal options are present in many of the lease arrangements, and range in renewal periods from one to five years. Future minimum rental commitments at December 31, 1999, are as follows:

                                   RELATED PARTY      OTHER
                 YEAR                 LEASES          LEASES          TOTAL
                                   --------------------------------------------
               2000 ..........     $ 1,168,319     $ 1,342,230     $ 2,510,549
               2001 ..........       1,034,088         797,601       1,831,689
               2002 ..........         830,928         655,473       1,486,401
               2003 ..........         683,142         616,903       1,300,045
               2004 ..........         573,300         515,712       1,089,012
               Thereafter.....       3,228,500          38,613       3,267,113
                                   ===========     ===========     ===========
               Total .........     $ 7,518,277     $ 3,966,532     $11,484,809
                                   ===========     ===========     ===========

       Rent expense was $88,053, $722,465 and $2,122,111 for the years ended December 31, 1997, 1998 and 1999, respectively. Of these amounts, related party rent expense was $6,500 in 1997, $296,123 in 1998 and $1,164,116 in 1999.

       The Company has a $750,000 equipment lease line with a bank of which $151,000 is available at March 31, 2000. The lease line is being used for computer hardware, software and manufacturing equipment.

7.     ACCRUED EXPENSES

       Accrued expenses as of December 31 consist of the following:

                                                                        1998              1999
                                                                 ---------------- -----------------
                 Payroll and related.........................         $1,249,963        $1,661,028
                 Warranties..................................            209,655           431,481
                 Professional fees...........................            619,830           330,000
                 Other.......................................            695,991           856,415
                                                                 ---------------- -----------------
                                                                      $2,775,439        $3,278,924
                                                                 ================ =================

8.     LONG-TERM DEBT

       Long-term debt at December 31 consists of the following:

                                                                                         1998            1999
                                                                                     -----------     -----------
               Bank revolving line of credit ...................................     $ 5,250,000     $14,969,991
               Senior subordinated promissory note .............................              --       5,999,998
               Related party note payable ......................................       1,500,000              --
               Note payable to seller of business acquired by Company, with an
                   interest rate of 5.5% .......................................       1,500,000              --
               Note payable to bank, with an interest rate of 9%, maturing in
                   March 2004, with monthly payments of principal and interest
                   totaling $4,424 .............................................         227,580         188,169
               Note payable to bank, with an interest rate of 7.23%, maturing in
                   March 2002, with monthly payments of principal and interest
                   totaling $11,494 ............................................              --         275,841
               Note payable to bank, with an interest rate of 9.25% ............         253,822              --
               Other ...........................................................         474,421         324,795
                                                                                     -----------     -----------
                                                                                       9,205,823      21,758,794
               Less current portion ............................................         595,754         358,920
                                                                                     -----------     -----------
               Long-term portion ...............................................     $ 8,610,069     $21,399,874
                                                                                     ===========     ===========

       The following is a schedule by years of future maturities of long-term debt as of December 31, 1999:

                           2000                                   $   358,920
                           2001                                    15,227,494
                           2002                                     6,096,354
                           2003                                        61,180
                           2004                                        14,846
                                                                  -----------
                                    Total                         $21,758,794
                                                                  ===========

       On April 20, 1998, the Company entered into an agreement with a venture capital firm for a $5,000,000 revolving line of credit expiring on April 20, 2003, with interest at prime plus 1%. The line required an origination fee of $25,000. A stockholder, who also is an officer and director of the Company, and a stockholder/director of the Company have an ownership interest in the venture capital firm. There was no balance outstanding on this line at December 31, 1998, and in September 1999 the venture capital firm terminated the commitment to provide the revolving line of credit.

       On August 31, 1998, the Company entered into a loan agreement with PNC Bank, N.A., for a $15,000,000 revolving credit facility. The interest rate is a LIBOR-based variable rate which was 7.84% at December 31, 1998 and 8.69% at December 31, 1999. Interest on the line of credit is payable quarterly and principal is payable in full at maturity. On April 14, 2000, the maturity date of the credit facility was extended from January 1, 2001 to May 1, 2001. Four stockholders of the Company (two of whom are also officers and directors of the Company) also agreed to guarantee a total of $3,000,000 of the credit facility for fees equal to an annual rate of 5% from April 2000 through June 2000 and 10% thereafter subject to Board of Director approval.

       On December 18, 1998, the Company executed a $5,500,000 short-term unsecured subordinated promissory note in favor of four stockholders of the Company. Three of the four stockholders are also officers and directors of the Company. The principal amount outstanding under the note at December 31, 1998, was $1,500,000. The interest rate was a LIBOR-based variable rate which was 9.59% at December 31, 1998. As of December 31, 1998, the lenders were also due a loan origination fee of $250,000 which was amortized over the term of the note.

       On July 8, 1999, the Company entered into a senior subordinated promissory note agreement with GE Capital Equity Investments, Inc. (GE) for $10,000,000. Terms of the agreement require 12% interest, payable quarterly. The agreement provides for redemption in whole or in part at the Company's option at a 103% premium the first year, 102% the second year and 101% the third year. The Company must redeem $10,000,000 (or such lesser amount as then may be outstanding) without premium on the maturity date in July 2002. Upon a change in control of the Company, GE has the option to require the Company to redeem all or a portion of the note with a premium due as set forth above.

       In connection with the loan agreement, GE was issued a warrant with the right to purchase 555,343 shares of common stock at any time at $.03 per share (the number of shares being subject to adjustment in certain circumstances) until July 2007. The portion of the proceeds from this loan allocable to the detachable stock purchase warrant amounting to $4,800,000 has been accounted for as paid-in capital (less a prorata share of issue costs of $339,452) with the resulting discount, as well as a prorata share of issue costs of $360,303 to be accounted for as additional interest over the term of the loan. GE has certain demand and piggy-back registration rights with respect to common stock underlying the warrant.

       A portion of the proceeds of the loan was used to retire the $5,500,000 related-party loan discussed above and a portion of the $1,500,000 seller note which was outstanding at December 31, 1998.

       Both the related party note and the note payable to seller were classified as long-term at December 31, 1998, since the Company had the ability and the intent to refinance these obligations on a long-term basis.

       On October 14, 1999, the Company secured a $2,500,000 line of credit from PNC Bank, N.A., with interest at prime plus 1%. In accordance with its terms, the $2,125,000 that had been drawn on the line was repaid from proceeds of the Company's public common stock offering discussed in Note 11. The line was guaranteed by four of the Company's stockholders for fees of $100,000. Three of the four stockholders are also directors of the Company.

       Under the Company's financing arrangements, substantially all of the Company's assets are pledged as collateral. The Company is required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restriction as to the payment of dividends, other than preferred stock dividends, and the incurrence of additional indebtedness. The Company has violated covenants at December 31, 1999 and through March 30, 2000. PNC Bank, N.A., and GE have waived these covenant violations and have reset financial covenants to accommodate compliance at March 31, 2000, and in the future.

       Cash paid for interest was $90,032, $383,244 and $3,024,338 for 1997,
1998 and 1999, respectively.

       Interest expense on related party debt was $93,611 and $170,824 for 1998 and 1999, respectively.

9.     MANDATORILY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK

       On April 19, 1999, the Board of Directors authorized the Company to issue up to 25,000 shares of Series C preferred stock.

       On April 23, 1999, Brown Simpson Growth Fund, L.P., a New York limited partnership, and Brown Simpson Growth Fund, Ltd., a Grand Cayman, Cayman Islands limited partnership (the Funds), pursuant to a securities purchase agreement, purchased 6,000 shares of Series C preferred stock at $1,000 per share for a total investment of $6,000,000.

       The Series C preferred stock has a liquidation preference of and is redeemable at $1,000 per share, with certain other preferences, rights, voting powers, restrictions and limitations as to dividends, qualifications and terms and conditions of redemption. Dividend payments (9.6% per annum) are to be 70% cash and 30% Company common stock. The Series C preferred stock is convertible at any time, in whole, or in part, at the option of the holder into shares of common stock, at a conversion price (initially equivalent to a conversion rate of approximately 67 shares of common stock for each share of Series C preferred stock). Additionally, the Series C preferred stock is redeemable at the option of the holder: (i) on October 23, 2000, or (ii) on April 23, 2002, and (iii) immediately upon the occurrence of certain events of redemption, but only in the event such redemption would not violate the Company's senior debt agreements then in effect. The Company has no right to require redemption or conversion of the Series C preferred stock.

       In conjunction with the issuance of the Series C preferred stock, the Company issued to the Funds warrants to purchase up to a total of 400,000 shares of common stock at $21.00 per share (the number of shares and exercise price being subject to adjustment in certain circumstances) at any time until April 22, 2004. Additionally, the Company and the Funds entered into a registration rights agreement whereby the Company agreed to register 150% of the shares of common stock issuable upon conversion of the Series C preferred stock and exercise of the warrants. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) in December 1999 registering the aforementioned shares. The Company has agreed to keep the registration statement effective for four years after the date the SEC declared the registration statement effective unless the Funds have sold all of the common stock covered by the registration statement or unless the Funds may sell the common stock without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended. For every month in which (i) the Company has failed to keep the registration statement effective as required, or (ii) the common stock is not listed or quoted on a national securities exchange, the Funds have the right to require the Company to pay them a cash penalty equal to 2% of the product of the number of shares of Series C preferred stock then outstanding and $1,000. The registration rights agreement also grants the Funds certain other demand and piggy-back registration rights.

       The portion of the proceeds from this mandatorily redeemable preferred stock issue equal to the estimated fair value of the detachable stock purchase warrants amounting to $1,980,000 has been allocated to paid-in capital (less a prorata share of issue costs of $196,330) with the resulting discount, as well as a prorata share of issue costs of $398,610, being accounted for as additional dividends to the preferred stockholders from the date of issue to the earliest redemption date (October 23, 2000). In addition, since the Series C preferred stock has a beneficial conversion feature at the date of issue, $1,200,000 is included in non-cash preferred dividends in the accompanying consolidated statement of operations for the year ended December 31, 1999.

       In August 1999, the Company amended the exercise price of the aforementioned warrants to $18.00 per share in exchange for a commitment of the holders to refrain from selling any securities of the Company until January 31, 2000. The estimated increase in fair value of the warrants amounting to $180,000 as the result of the change in the exercise price is being accounted for as additional dividends to the preferred stockholders from August 1999 through January 2000.

10.    INCOME TAXES

       Significant components of income tax expense (benefit) for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                    1997             1998             1999
                                                -----------      -----------      -----------
               Current:
                  Federal .................     $        --      $        --      $        --
                  State ...................              --          147,000          310,000
                                                -----------      -----------      -----------
                                                         --          147,000          310,000
               Deferred:
                  Federal .................        (211,000)      (1,112,000)          58,000
                  State ...................         (55,000)        (183,000)           2,000
                                                -----------      -----------      -----------
                                                   (266,000)      (1,295,000)          60,000
                                                -----------      -----------      -----------
               Income tax expense (benefit)     $  (266,000)     $(1,148,000)     $   370,000
                                                ===========      ===========      ===========

       A reconciliation of income tax expense (benefit) with the expected amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                1997         1998         1999
                                                              ----------------------------------
Income tax benefit computed at federal statutory tax rate      (34.0)%      (34.0)%      (34.0)%
State taxes, net of federal benefit .....................       (4.8)         (.4)        15.9
Nondeductible expense related to sales of common stock
   to employees .........................................         --         11.7           --
Nondeductible merger and acquisition costs ..............       21.2          1.4           --
Nondeductible goodwill amortization .....................         --          4.3         43.2
Effect of sole proprietor's income taxed on proprietor's
  individual return .....................................      (18.5)          --           --
Other ...................................................        (.2)          --          3.7
                                                              ----------------------------------
     Total ..............................................      (36.3)%      (17.0)%       28.8%
                                                              =================================

       Significant components of deferred income taxes as of December 31 are as follows:

                                                                  1998              1999
                                                          ----------------------------------
Net operating loss carryforwards....................             $278,000          $502,000
Allowance for doubtful accounts.....................               94,000           190,000
Compensation expense related to stock options.......            1,270,000         1,270,000
Warranties..........................................               84,000           172,000
Amortization of goodwill............................              (18,000)         (500,000)
Other...............................................               80,000            94,000
                                                          ----------------------------------
Net deferred tax assets.............................           $1,788,000        $1,728,000
                                                          ==================================

       As of December 31, 1999, the Company has net operating loss carryforwards of approximately $1,256,000 for federal income tax purposes. These net operating losses expire in 2017 and 2018. The Company believes it is more likely than not that future earnings will be sufficient to ensure the realization of its deferred tax assets.

       No income taxes were paid in 1997. Cash paid for income taxes was $17,614 in 1998 and $342,362 in 1999.

11.      STOCKHOLDERS' EQUITY

         On January 20, 2000, the Company's Board of Directors approved reducing the amount of authorized shares of common stock to 25 million shares and preferred stock to 5 million shares. The reduction in authorized shares is subject to stockholder approval at the next annual stockholder meeting.

SERIES A AND B PREFERRED STOCK

         On June 12, 1998, the Company commenced a Series A preferred stock offering for the sale of a maximum of 4,000,000 shares of its 10% Cumulative Convertible Series A preferred stock (the "Series A preferred stock") at $5.00 per share. On October 15, 1998, the date the preferred stock offering terminated, 2,980,000 shares of Series A preferred stock had been sold and the Company collected $14,513,583 in proceeds, after issuance costs.

       In October 1998, the Company's Board of Directors authorized the Company to issue up to 4,000,000 shares of 10% Cumulative Series B preferred stock (the "Series B preferred stock") to be used as consideration in certain acquisitions. The Series B preferred stock had terms substantially identical to the Series A preferred stock described above. As mentioned in Note 3, 400,000 shares of Series B preferred stock were issued as partial consideration for a January 1999 acquisition.

       At December 31, 1999, following the closing of the public offering of common stock discussed below, all of the shares of Series A and Series B preferred stock were converted into 1,126,667 shares of common stock pursuant to the terms of the preferred stock.

       Dividends on the shares of Series A and Series B preferred stock at an annual rate of 50 cents per share were cumulative from the date of original issuance and were payable quarterly in arrears. Because of the beneficial conversion feature of the Series A preferred stock relative to the OTC Bulletin Board price of common stock at the date of issue, the Company has included $9,539,678 of dividends in addition to cash dividends paid as an amount attributable to preferred stockholders in the accompanying consolidated statement of operations for the year ended December 31, 1998.

COMMON STOCK

       On July 1, 1997, in connection with the Company's initial capitalization, the Company issued 1,859,245 shares of common stock to the President of the Company, at that time, and his family members in exchange for assets and liabilities having a net book deficiency of $290,867 at historical cost. The Company also issued 762,722 shares of the Company's common stock to various outside investors in exchange for assets having a fair value of $434,125.

       In the last quarter of 1997, the Company issued 316,562 shares of common stock in two private placements for net proceeds of $897,275. During the first quarter of 1998, the Company completed these private placements by issuing an additional 181,472 shares for net proceeds of $613,650.

       As more fully described in Note 1, on April 15, 1998, the Company acquired all of the outstanding common stock of Thermo-Tilt in a reverse merger.

       During 1998, the Company issued 1,114,906 shares of common stock having a fair value of $25,814,970 in connection with the acquisition of nine companies and retired 91,284 shares of its common stock which were purchased for $2,139,930.

       During 1999, the Company issued 322,832 shares of common stock having a fair value of $5,489,952 in connection with the acquisition of three companies. Also, 171,679 shares of common stock having a fair value of $754,590 were issued as additional consideration for prior acquisitions.

       On September 9, 1999, the Board of Directors declared a one-for-three reverse common stock split which became effective on October 6, 1999. The reverse stock split was voted on and approved by stockholders on September 23, 1999.

       On December 2, 1999, the Company closed a public offering and sold 1,255,000 shares of common stock at $5.50 per share. The proceeds of this offering amounted to $3,249,849 net of expenses. Expenses of the offering included $257,000 assigned to the value of warrants issued to the underwriters to purchase 125,500 shares of common stock at an exercise price of $7.98 per share. The warrants become exercisable one year after the effective date of the offering and expire five years after the effective date.

EMPLOYEE STOCK OPTIONS

       In October 1997, the Company issued an option to purchase 492,802 shares of common stock to a company owned by immediate family members of an employee of the Company. The option was granted at $.87 per share, vested one year after the grant date and expires five years after grant date. The exercise price of the option exceeded the estimated fair value of the Company's common stock at the date of grant.

       Prior to April 15, 1998, the Company had no formal employee stock option plan. As such, all options granted to employees prior to April 15, 1998, were non-qualified stock options. The exercise price and terms of any non-qualified options granted are determined at the date of grant.

       During 1998, the Company issued non-qualified, non-plan options to purchase 315,597 shares of common stock to key employees. The options were granted at $3.45 per share which, except for an option to purchase 41,667 shares granted to a key employee, equaled or exceeded the estimated fair value of the common stock at the date of grant. All of these options were fully vested at December 31, 1998 and expire five years from the date of grant. The Company recognized expense of $1,098,750 in 1998 in connection with the option for 41,667 shares.

       On April 15, 1998, the Company adopted the 1998 Employee Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, qualified or non-qualified stock options for up to 500,000 shares may be granted to key employees. The exercise price and terms of any options granted are determined at the date of grant.

       During 1998, the Company issued options to purchase 376,667 shares of common stock under the 1998 Plan. The options were granted at exercise prices ranging from $3.45 to $6.90 per share which, except for options to purchase 110,000 shares, equaled or exceeded the estimated fair value of the common stock at the date of grant. The Company recognized expense of $2,076,000 in 1998 in connection with the options for 110,000 shares. All of these options were fully vested at December 31, 1998, and expire five to ten years from the date of grant.

       In December 1998, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") under which qualified or non-qualified options for up to 833,334 shares may be granted to key employees and directors. On January 1, 1999, options for 240,041 shares of common stock were granted to 227 employees of the Company under the 1999 Plan at an exercise price of $15.93 per share. These options vest over a three-year period and expire on July 1, 2003.

       In January 1999, options for 116,667 shares of common stock were granted under the 1998 Plan to certain employees of a business acquired by the Company in January 1999. These options have the same terms as the options granted under the 1999 Plan noted above. The remaining shares available for grant under the 1998 Plan (6,667 shares) were then considered shares reserved under the 1999 Plan.

       In March 1999, the Company granted options for 33,334 shares of common stock under the provisions of the 1999 Plan to an employee of a business acquired in March 1999. The exercise price of the options is $25.86 per share. The options vest equally in March 2004 and March 2005 and expire on March 23, 2009.

       In April 1999, the Company granted options for 16,000 shares of common stock under the provisions of the 1999 Plan to certain employees of a business acquired in January 1999. The exercise price of the options is $19.38 per share. The options vest over a three-year period and expire on April 16, 2009.

       The Company granted qualified options for 7,500 shares of common stock with an exercise price of $11.64 to three non-employee directors in May 1999 under the 1999 Plan. The options vest over a three-year period and expire on May 10, 2009.

       In July 1999, options for 161,667 shares of common stock were granted under the Company's 1999 Stock Option Plan. The exercise price of the options is $11.43 per share. Vesting of 124,167 shares occurred on July 29, 1999, and the remaining 37,500 shares vest on July 29, 2000.

       Pursuant to SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has elected to account for its employee stock options under APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Accordingly, no compensation cost has been recognized for employee options except as noted above. Had compensation cost for employee options been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:


                                                                1997                1998                1999
                                                           ------------        ------------        ------------
      Net loss:
        As reported ....................................   $   (466,228)       $ (5,605,096)       $ (1,656,702)
        Pro forma ......................................       (491,730)         (6,395,335)         (2,614,269)
      Net loss attributable to common stockholders:
        As reported ....................................       (864,497)        (15,729,879)         (6,153,891)
        Pro forma ......................................       (889,999)        (16,520,118)         (7,111,458)
      Basic and diluted loss per common share:
        As reported ....................................                              (3.96)              (1.19)
        Pro forma ......................................                              (4.16)              (1.38)

       The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:


                                           1998                1999
                                       ------------        ------------
      Interest rate ................          5.00%               5.02%
      Dividends ....................             --                  --
      Expected volatility ..........           2.21                .753
      Expected life in years .......              3                   5

         Stock option activity is summarized as follows:


                                                                1997                1998                1999
                                                           ------------        ------------        ------------
      Outstanding, January 1 .................                     --               492,802           1,185,065
      Granted ................................                  492,802             692,263             575,209
      Exercised ..............................                     --                  --                  --
      Canceled ...............................                     --                  --               (85,615)
                                                           ------------        ------------        ------------

      Outstanding, December 31 ...............                  492,802           1,185,065           1,674,659
                                                           ============        ============        ============

      Exercisable ............................                     --             1,185,065           1,399,710

      Available for grant ....................                     --               123,334             467,073

      Average price per share:
        Outstanding, January 1 ...............             $       --          $        .87        $       2.67
        Granted ..............................                      .87                3.96               15.28
        Exercised ............................                     --                  --                  --
        Outstanding, December 31 .............                      .87                2.67                6.32
        Exercisable, December 31 .............                     --                  2.67                4.30

      Weighted average grant date fair
        value of options .....................             $        .27     $          3.75        $       7.81

       The following table summarizes information about employee stock options outstanding at December 31, 1999:


                             OPTIONS OUTSTANDING                                         WEIGHTED-AVERAGE
          NUMBER OUTSTANDING                        EXERCISE PRICE                  REMAINING CONTRACTUAL LIFE
---------------------------------------- ------------------------------------- --------------------------------------
                                492,802                                 $0.87               33 months
                                582,263                                  3.45               67
                                 43,334                                  6.15              102
                                 66,666                                  6.90              106
                                271,427                                 15.93              108
                                 33,334                                 25.86              111
                                 15,666                                 19.38              112
                                  7,500                                 11.64              113
                                161,667                                 11.43              115

NON-EMPLOYEE STOCK OPTIONS AND PURCHASE WARRANTS

       On October 22, 1997, the Company issued options to purchase 43,483 shares of common stock to several consultants for services. The options were granted at $0.87 per share, vested one year after the grant date and expire five years after grant date. Options for 3,334 shares were exercised in 1999. In March 1998, the Company issued options to purchase 43,483 shares of common stock to consultants for services. The options were granted at $3.45 per share and vested immediately. The Company recognized expense of $1,050 and $11,950 for 1997 and 1998, respectively, for all of these options granted to consultants based on an estimate of the fair value of the options granted.

       On November 1, 1998, the Company issued stock warrants to purchase 41,667 shares of common stock at $30 per share to a consultant. The warrants vested immediately and expire five years from the date of issue. No expense was recognized due to the insignificance of the estimated fair value of the warrants.

COMMON STOCK SOLD TO EMPLOYEES BY SIGNIFICANT STOCKHOLDER

       During 1998, a significant stockholder who is a former officer and director of the Company sold 107,828 shares of his Company common stock to certain employees or their children at prices below the OTC Bulletin Board price at the date of sale. The Company recognized expense of $2,322,000 in 1998 in connection with these sales.

COMMON SHARES RESERVED

       The following table summarizes the number of shares of common stock reserved for future issuance as of December 31, 1999:

        Employee stock options:
             Options granted..........................................................           1,674,659
             Shares reserved for future grants under 1999 Plan........................             467,073
        Series C convertible preferred stock..........................................             400,000
        Stock purchase warrants issued in connection with:
             Series C convertible preferred stock.....................................             400,000
             GE senior subordinated promissory note...................................             555,343
        Other stock options and stock purchase warrants...............................             128,633
                                                                                          -----------------
                                                                                                 3,625,708
                                                                                          =================


12.    EMPLOYEE BENEFIT PLANS

       Effective January 1, 1999, the Company established a defined contribution 401(k) profit sharing plan and trust for the benefit of all its employees, subject to certain age and service requirements. Plan participants may make salary reduction contributions to the plan which are subject to Internal Revenue Service contribution limitations. The Company makes matching employer contributions of twenty-five percent of the first six percent of the employees' contributions. Employee contributions vest immediately. Employer contributions vest over a six-year period. The Company contributed $105,328 to this plan in 1999.

       Thermo-Tilt had a 401(k) profit sharing plan established to cover substantially all of its eligible employees. Employee contributions to the plan were elective, and matching contributions by the employer were optional. Thermo-Tilt incurred $14,721 and $13,971 in contribution expense for the years ended December 31, 1997 and 1998, respectively. This plan was merged into the Company's plan in 1999.

       Five of the Company's acquired businesses had existing 401(k) profit sharing plans. The Company has merged these plans into its own plan during 1999 and 2000. These plans had various eligibility requirements and vesting provisions. All of the plans provided for either a predetermined or discretionary employer match. Contribution expense for these plans aggregated $30,081 for the periods since acquisition during 1998 and $86,331 during 1999 until merger with the Company's plan.

13.    RELATED PARTY TRANSACTIONS

       On December 20, 1997, in connection with a building sale-leaseback transaction, the Company began leasing its place of business in Owensboro, Kentucky, from a stockholder. In connection with the sale, the buyer assumed and satisfied debts of the Company in the amount of $620,223. The lease expires December 20, 2002. Future minimum aggregate lease payments required as of December 31, 1999, approximate $234,000. The gain of $55,008 on the transaction has been deferred and is being amortized over the term of the lease. Amortization of the gain on the sale for the years ended December 31, 1997, 1998 and 1999 was $458, $11,005 and $11,003, respectively. Lease expense and the related lease commitment are included in related party amounts disclosed in Note 6.

       During the years ended December 31, 1997 and 1998, the Company had notes receivable at an interest rate of 8% from a company controlled by a relative of a stockholder, who is also an officer and director of the Company. Amounts owed the Company were approximately $181,000 at December 31, 1998. The $181,000 was repaid in January 1999.

       At December 31, 1998 and 1999, the Company had receivables due from a stockholder, who is also an officer and director of the Company, amounting to $19,006 and $11,331, respectively.

       During 1998, the Company purchased $4,106,375 of windows from a supplier owned by a stockholder, who is also a director and officer of the Company. The net amount owed this supplier at December 31, 1998, was approximately $225,393.

       The Company purchased $1,487,090, $779,518 and $16,279 of windows in 1997, 1998 and 1999, respectively, from a company that is owned by a stockholder of the Company.

14.    CONTINGENCIES

       The Company entered into a 90-day listing agreement in October 1999 with IPO.COM, Inc. under which the Company authorized

IPO.COM to include its prospectus on the IPO.COM web site. In addition to hosting the Company's prospectus, IPO.COM provided summary material relating to the Company and its initial public offering on its web site. The IPO.COM web site also provided a direct link to the Company's web site. Although the Company did not intend to create an agency relationship with IPO.COM, and while the Company believes that IPO.COM is not and has not acted as its agent, the listing agreement may have created an agency relationship. If IPO.COM is deemed the Company's agent pursuant to the listing agreement, the summarized material contained in the IPO.COM web site relating to the Company and its initial public offering and the information contained in the Company's web site could constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the summarized materials relating to the Company in the IPO.COM web site or the materials contained in the Company's web site did constitute a violation of the Securities Act of 1933, investors in the initial public offering would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration they paid for their common stock or, if these persons had already sold the common stock, to sue the Company for damages resulting from their purchase of common stock. These damages could total up to approximately $6.9 million, plus interest, if these investors seek recovery or damages after an entire loss of their investment. Any recovery or damages could adversely impact the Company's liquidity during the period in which a refund is paid. Although the Company cannot be certain as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available to it, that the likelihood of an assertion of an unasserted possible claim for violation of the Securities Act of 1933 related to the IPO.COM web site or the materials contained in the Company's web site based upon the agency theory referred to above, the likelihood of a recovery is remote. Consequently, the Company's management believes the expected outcome of this matter will not significantly affect the results of operations and financial condition of the Company.

       On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of the Company's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of Company common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView is in the process of filing a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. The parties have not conducted discovery in connection with the allegations, and no hearing or trial is scheduled. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

       The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

15.    SEGMENT INFORMATION

       In 1997, the Company was comprised of only one business unit that operated exclusively in the retail segment designing, selling, and installing vinyl replacement windows. Since dates of acquisition or start up in 1998 and 1999, the Company's thirteen business units had separate management teams and infrastructures that operated primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into three reportable operating segments: manufacturing, retail and financial services.

MANUFACTURING

       The manufacturing segment includes the businesses that manufacture and sell vinyl replacement windows to the Company's retail segment and to unaffiliated customers.

RETAIL

       The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

FINANCIAL SERVICES

       The financial services segment finances credit sales of the retail segment.

       The accounting policies of the segments are the same as those described in Note 2. Intersegment sales prices are comparable to sales prices charged to unaffiliated customers. The Company evaluates performance based on income from operations of the respective businesses.

         Segment information for 1998 was as follows:


                                                                                  FINANCIAL
                                               MANUFACTURING       RETAIL          SERVICES        CORPORATE      CONSOLIDATED
                                               -------------   -------------    -------------    -------------    -------------
Revenues from external customers ............  $   3,365,808   $  34,010,547    $        --      $        --      $  37,376,355
Intersegment revenues .......................        909,019            --               --               --            909,019
Interest income .............................         10,935          32,050           11,651           14,421           69,057
Interest expense ............................         11,009         131,033             --            297,089          439,131
Income (loss) from operations ...............        298,156        (779,613)        (188,920)      (5,712,645)      (6,383,022)
Depreciation and amortization ...............        100,799       1,108,192            7,895           52,894        1,269,780
Total assets ................................      6,894,849      43,553,191          662,234        2,983,348       54,093,622
Additions to long-lived assets:
   Property and equipment ...................      1,081,564       1,372,935           76,409          158,832        2,689,740
   Goodwill .................................      3,585,855      38,277,847             --               --         41,863,702

         Segment information for 1999 was as follows:



                                                                                   FINANCIAL
                                               MANUFACTURING      RETAIL           SERVICES        CORPORATE      CONSOLIDATED
                                               -------------   -------------    -------------    -------------    -------------
Revenues from external customers ...........  $   7,750,935   $ 100,208,541    $     237,364    $       1,695    $ 108,198,535
Intersegment revenues ......................      9,305,021            --               --               --          9,305,021
Interest income ............................         41,896          24,586           11,109           35,275          112,866
Interest expense ...........................         61,930         140,165             --          2,760,165        2,962,260
Income (loss) from operations ..............        865,256       6,443,942         (545,628)      (5,200,878)       1,562,692
Depreciation and amortization ..............        539,051       2,959,678           21,275          839,242        4,359,246
Total assets ...............................     11,968,541      76,181,934        1,743,867        4,076,842       93,971,184
Additions to long-lived assets:
   Property and equipment ..................        560,426         960,771            4,786          555,427        2,081,410
   Goodwill ................................      4,241,817      31,702,290             --               --         35,944,107

16.  SUBSEQUENT EVENTS

       In March 2000, we entered into a license agreement with Research Frontiers Incorporated (Research Frontiers), a Delaware corporation with headquarters located in Woodbury, New York, for the non-exclusive rights to market windows which utilize variable light transmission technology developed by Research Frontiers. The agreement provides for the payment of a royalty of 5% of the net selling price of the licensed products as defined in the agreement to Research Frontiers for products sold by us that incorporate such technology. Additionally, we have agreed to pay to Research Frontiers a minimum royalty annually for each year of the period of the agreement. The initial term of the license period terminates on December 31, 2003, unless sooner terminated or extended pursuant to the terms of the agreement. The minimum royalty is $50,000 for 2000, $75,000 for 2001 and 2002, and $100,000 for 2003, and is payable in cash or shares of the Company's common stock at the Company's option.

       In April 2000, the Company completed negotiations to satisfy its obligations under certain earn-out provisions with previous owners of the Company's subsidiaries. As a result of the negotiations, the Board of Directors authorized 1,500,000 shares of 12% Series D cumulative preferred stock ($.001 par value and $5.00 stated value), and the Company then issued 1,417,000 shares to the previous owners in lieu of cash to satisfy $7,085,000 of obligations to them. This amount has been classified as a noncurrent amount due to sellers of acquired businesses in the accompanying consolidated balance sheet, since it has been refinanced with preferred stock. An additional 22,316 shares of Series D preferred stock will be issued to compensate the previous owners for interest earned amounting to $111,580 prior to settlement of the obligations. The Series D preferred stock is senior to the common stock of the Company and is on parity with the Series C preferred stock. The Series D preferred stock will pay cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12%, subject to the availability of such funds and the consent of the senior lender of the Company. The Series D preferred stock has an aggregate liquidation preference of $7,196,580 plus accumulated and unpaid dividends. The shares of Series D preferred stock are redeemable by the Company at its option, in whole or in part, for cash or common stock that equals the liquidation value of the shares redeemed. The shares of Series D preferred stock are not convertible into common stock, have no voting rights and contain no registration rights. A venture capital firm loaned one of the previous owners $1,500,000 at 12% interest, and collateralized the loan with the previous owner's 1,113,500 shares of 12% Series D cumulative preferred stock. A stockholder, who also is an officer and director of the Company, and a stockholder/director of the Company have an ownership interest in the venture capital firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On November 10, 1998, our Board of Directors approved the engagement of Ernst & Young LLP, and the dismissal of Singer, Lewak, Greenbaum & Goldstein, LLP, as our independent auditors in preparation for our initial public offering. During the year ended December 31, 1997, and the subsequent interim period preceding the dismissal of Singer, Lewak, Greenbaum & Goldstein, LLP in November 1998, there were no disagreements between them and us on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and no reportable events relating to the relationship between Singer, Lewak, Greenbaum & Goldstein and us.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

       The following table sets forth the name, age, and position within ThermoView of each director and executive officer and the key employees of
ThermoView:

DIRECTORS AND EXECUTIVE OFFICERS


NAME                                   AGE          POSITION
----                                   ---          --------

Stephen A. Hoffmann                    54           Chairman of the Board and Chief Executive Officer
Nelson E. Clemmens                     50           President and Director
John H. Cole                           57           Chief Financial Officer
Robin C. Edwardsen                     51           Vice President of Human Resources
Leigh Ann Barney                       32           Treasurer and President of Key Home Credit
J. Sherman Henderson, III              57           Director
Delores P. Kesler                      59           Director
Ronald L. Carmicle                     51           Director(1)
Robert C. Pearson                      64           Director(1)
Raymond C. Dauenhauer, Jr.             56           Director(1)
Richard E. Bowlds                      56           Former Vice Chairman of the Board and Executive
                                                    Vice President of Acquisitions
Charles L. Smith                       46           Former Chief Operating Officer and Director
Robert E. Anderson                     63           Former Director
Michael A. Toal                        43           Former Director

KEY EMPLOYEES



NAME                                   AGE          POSITION
----                                   ---          --------



Larry Clark                            38           Vice President of Key Home Credit
Michael S. Haines                      53           Vice President of Five Star Builders, Inc.(2)
Joel S. Kron                           40           Vice President of The Thermo-Shield Companies
Alvin W. Leingang                      42           Vice President of Leingang Siding and Window, Inc.
                                                    and Thermal Line Windows, Inc.
Rodney H. Thomas                       46           Vice President of Thomas Construction, Inc.

--------------------

(1) Nominated by the Board of Directors for approval by the shareholders at the 2000 Annual Meeting of Shareholders to serve as Class I directors of ThermoView.

(2) Five Star Builders, Inc. has recently changed its name to ThermoView of California, Inc.

       STEPHEN A. HOFFMANN. Mr. Hoffmann has served as Chairman of the Board and Chief Executive Officer of ThermoView since April 1998 and as President from April 1998 to November 1998. From May 1992 to February 1997, Mr. Hoffmann, a co-founder of AccuStaff Incorporated, served in various positions with AccuStaff including Vice Chairman and Vice President of Acquisitions. AccuStaff is now known as Modis Professional Services, Inc., a New York Stock Exchange listed temporary staffing company based in Jacksonville, Florida, with annual revenues of approximately $2.5 billion as of August 1998. The principal growth of AccuStaff revenues has been through an aggressive consolidation strategy in the temporary staffing industry. Mr. Hoffmann was also a co-founder of MetroTech, Inc., a predecessor entity to AccuStaff. Additionally, Mr. Hoffmann has been a member of The Founders Group LLC, a Louisville, Kentucky based venture capital firm, since 1997. Mr. Hoffmann received a B.S. in Commerce with a minor in Accounting from the University of Louisville in 1972.

       NELSON E. CLEMMENS. Mr. Clemmens has served as a director of ThermoView since April 1998 and as President of ThermoView since November 1998. Mr. Clemmens formerly served as Vice President-Finance and Administration and Secretary of ThermoView from April 1998 to November 1998. Mr. Clemmens has been Managing Director of Pine South Capital, a private investment banking firm, since its founding in April 1986. Mr. Clemmens has also been active as owner, principal or investor in seven operating companies during the same period, including a multi-service home health company consolidation. From February 1999 to August 1999, Mr. Clemmens was the majority owner of HCP, Inc., a regional health care services company. Since August 1999, he has served as managing member of Viscount III, LLC, the majority owner of HCP, Inc. From November 1997 until July 1999, Mr. Clemmens was Chairman of WBC, Inc., a railroad equipment distribution company. From May 1989 until May 1990, Mr. Clemmens was also a co-owner of

Courier Graphics, Inc., a specialized printer, and from May 1987 until December 1989 President and co-owner of Transue & Williams Stamping Co., a parts fabrication company. From August 1983 until April 1986, Mr. Clemmens served as Vice President of Finance/Administration with Olicon/Raytel, a health care venture. From January 1982 until August 1983, Mr. Clemmens served as Senior Vice President of Stratford Leasing Company. From June 1977 until January 1982, Mr. Clemmens served in several corporate finance management positions with General Electric Capital Corporation. Mr. Clemmens holds a B.A. degree from Stetson University and an M.B.A. from Western Kentucky University.

       JOHN H. COLE. Mr. Cole has served as the Chief Financial Officer of ThermoView since July 1999 and as its Senior Vice President of Acquisitions from November 1998 to July 1999. From November 1966 to September 1998, Mr. Cole was with PriceWaterhouse Coopers LLP, most recently as a Senior Audit Partner, where he was involved with publicly reporting entities, SEC filings, mergers and acquisitions, due diligence procedures and internal control functions. Mr. Cole, a Certified Public Accountant, was a national coordinator of PriceWaterhouse Cooper's quality control review program. In 1997 Mr. Cole led an international quality control team inspecting the China offices of PriceWaterhouseCoopers LLP. Mr. Cole holds a B.A. in Accountancy from the University of Kentucky and is a University of Kentucky Fellow.

       ROBIN C. EDWARDSEN. Mr. Edwardsen has served as ThermoView's Vice President of Human Resources since March 1999. From January 1996 through February 1999, Mr. Edwardsen served Humana, Inc. as Director of Human Resources where he designed, managed and implemented company-wide strategic human resources initiatives. From August 1981 until December 1995, Mr. Edwardsen served as Senior Vice President and founding partner of Physician Services of America, a consulting, publishing and physician staffing company. Mr. Edwardsen holds a B.A. from Hanover College and an M.A. from the University of Missouri-Kansas City.

       LEIGH ANN BARNEY. Ms. Barney has served as ThermoView's Treasurer since July 1998 and as President of Key Home Credit since November 1998. From April 1996 to May 1998, Ms. Barney served as Operations Controller for HomeCare and Hospital Management, Inc., a diversified home health care and durable medical equipment and supplies company. From May 1992 through March 1996, Ms. Barney held various positions with Transitional Health Services including Senior Financial Analyst and Treasury Manager. Ms. Barney holds B.S. and M.B.A. degrees from the University of Louisville.

       J. SHERMAN HENDERSON, III. Mr. Henderson has served as a director of ThermoView since August 1998. Mr. Henderson has served as President and Chief Executive Officer of UniDial Communications, a telecommunications company, since August 1993. Mr. Henderson is also a founder, President and Chief Executive Officer of UniDial Direct, which sells commercial telecommunication products. Mr. Henderson has served as the Chairman of the Telecom Resellers Association, a national trade organization, since May 1994. Mr. Henderson received a B.S. in Business Management from Florida State University in 1965.

       DELORES P. KESLER. Ms. Kesler has served as a director of ThermoView since August 1998. Ms. Kesler was a co-founder of AccuStaff and from August 1991 to September 1998 served as Chairperson and Chief Executive Officer of AccuStaff. Ms. Kesler has been a member of The Founders Group since 1997. Since 1993, Ms. Kesler has been a director of PSS/World Medical, Incorporated, a distributor of medical supply equipment and pharmaceuticals to office-based physicians. Ms. Kesler also serves as a director of various private and charitable organizations.

       RONALD L. CARMICLE. Mr. Carmicle has served as a director of ThermoView since February 2000. Mr. Carmicle has served as the President of River City Development Corporation, a construction company, since February 1975. Mr. Carmicle has also served as the Managing Member of Tates Builders Supply Co. since September 1994. Mr. Carmicle served as President and a National Director of the Associated Builders and Contractors, Inc., a national trade association from 1997 to 1978 and is currently Chairman of the Construction Training Institute. Mr. Carmicle also serves as a director of various private and charitable organizations. Mr. Carmicle received a B.S. degree from Western Kentucky University.

       ROBERT C. PEARSON. Mr. Pearson has served as a Director of the Company since March 1, 2000. Mr. Pearson has been Senior Vice-President of Corporate Finance for Renaissance Capital Group, Inc., which manages funds investing in emerging growth companies, since September 1997. Mr. Pearson served as a professional management and financial consultant from May 1994 to May 1997. Mr. Pearson formerly served as Executive Vice President and Chief Financial Officer for the Thomas Group, Inc. from May to March 1994, and was Vice President of Finance and Controller for Supercollider Laboratory, a division of Texas Instruments Incorporated prior to 1990. Mr. Pearson was an Associate Director for the Supercollider Laboratory and is currently a Director of four publicly held companies, as well as an advisor to the Board for three other firms. Mr. Pearson holds an M.B.A. from the University of Michigan and a B.S. degree from the University of Maryland.

       RAYMOND C. DAUENHAUER, JR. Mr. Dauenhauer has served as Director of the Company since March 1, 2000. Mr. Dauenhauer served as Chief Executive Officer of Dauenhauer & Son Plumbing and Piping, Inc., a Louisville, Kentucky based plumbing operation from July 1997 to September 1999. Mr. Dauenhauer currently serves as a Director of First Bank of Louisville, Kentucky and is a life member of the Board of Directors for the Louisville Association of Home Builders. Additionally, Mr. Dauenhauer serves as President and Director of the Cerebral Palsy Kids Center. Mr. Dauenhauer has held numerous offices in state and national associations of the plumbing heating and cooling industry, and is a recipient of the "Distinguished Citizen" award from the City of Louisville.

KEY EMPLOYEES

       LARRY CLARK. Mr. Clark has served as Vice President of Key Home Credit since August 1998. From May 1998 until August 1998, Mr. Clark served in other capacities with ThermoView. From June 1996 through May 1998, Mr. Clark was a commercial loan officer with National City Bank of Kentucky. From August 1995 to May 1998, Mr. Clark served as a branch manager for the consumer finance division of National City Bank. From June 1990 to August 1995, he served as branch manager with Commercial Credit Corporation, a consumer finance company. Mr. Clark holds a B.S. degree from Murray State University.

       MICHAEL S. HAINES. Mr. Haines has served as Vice President of Five Star Builders since its acquisition by ThermoView in July 1998. Mr. Haines co-founded in 1989 and served as president of Five Star Builders from 1989 until July 1998.

       JOEL S. KRON. Mr. Kron has served as Vice President of The Thermo-Shield Companies since its acquisition by ThermoView in March 1999. Mr. Kron founded in 1984 and served as president of The Thermo-Shield Companies from 1984 until March 1999.

       ALVIN W. LEINGANG. Mr. Leingang has served as Vice President of Leingang Siding and Window and Thermal Line Windows since their acquisition by ThermoView in August 1998. Mr. Leingang founded in 1977 Leingang Century Siding and Windows and served as its president from 1977 until August 1998. Mr. Leingang founded Thermal Line Windows in 1984 and served as its president from 1984 until August 1998.

       RODNEY H. THOMAS. Mr. Thomas has served as Vice President of Thomas Construction since its acquisition by ThermoView in January 1999. Mr. Thomas founded in 1982 and served as president of Thomas Construction from 1982 until January 1999.

FORMER DIRECTORS AND OFFICERS

       RICHARD E. BOWLDS. Mr. Bowlds served as Executive Vice President-Acquisitions of ThermoView from July 1999 through January 2000, as Vice Chairman of the Board from June 1999 through March 2000, as a director from April 1998 through March 2000 and as Chief Operating Officer from April 1998 to June 1999. Mr. Bowlds is the founder and is currently a director of Thermo-Tilt. Prior to founding Thermo-Tilt in 1987, Mr. Bowlds worked in the home improvement industry from 1977. Mr. Bowlds is the father-in-law of Charlton C. Hundley, ThermoView's current Corporate Counsel and Secretary.

       CHARLES L. SMITH. Mr. Smith served as a director of ThermoView from May 1998 through February 2000 and was its Chief Operating Officer from June 1999 through January 2000. Mr. Smith served as Vice President of Manufacturing Operations from November 1998 to June 1999. Mr. Smith founded in 1982 and was the President of Primax Window Co. until its acquisition by ThermoView, at which time he became Primax's Vice President. Mr. Smith is also the founder and President of Bee Line Courier Service, a courier service based in Louisville, Kentucky. Additionally, Mr. Smith has been an officer of Precision Window Mfg., Inc. since April 1992. Mr. Smith was the President of Achievers Association, a window association of manufacturers, dealers and retailers, from 1990 to 1995.

       MICHAEL A. TOAL. Mr. Toal served as a director of ThermoView from August 1998 through March 2000. Mr. Toal formerly served as the President of CompAir LeROI, a compressor manufacturing division of Siebe PLC, an international conglomerate holding company, from April 1994 to December 1998. Mr. Toal also served as a director of LeROI International, Inc., a subsidiary of Siebe, from October 1991 to December 1998. Additionally, Mr. Toal has served as Vice President of T3 Management Group, a financial lender and acquisition consultant in the capital equipment industry, since 1994 and a director of T3 Management Group since 1998. Mr. Toal received a B.A. in History from Harvard University in 1978.

       ROBERT E. ANDERSON. Mr. Anderson served as a director of the Company from March 1, 2000 until March 27, 2000. Mr. Anderson, the founder in 1979, serves as President of Sun Windows, a manufacturer of new and replacement windows located in Owensboro, Kentucky. Mr. Anderson is affiliated with numerous commercial real estate developments. Mr. Anderson was a former director of three banks located in Owensboro, Kentucky and is currently a director for South Central Bank. Mr. Anderson holds a B.S. degree from Bowling Green Business University.

BOARD OF DIRECTORS

       The Board of Directors manages our business. We currently have seven directors. Our certificate of incorporation provides that the Board of Directors shall be divided into three classes. The members of each class of directors serve for staggered three-year terms. The members of the Class I Directors, whose terms are subject to the approval of the shareholders at our annual meeting, are Messrs. Carmicle, Pearson and Dauenhauer; the members of the Class II Directors are Ms. Kesler and Mr. Henderson; and the members of the Class III Directors are Messrs. Hoffmann and Clemmens. The initial terms of office of the Class I Directors, Class II Directors and Class III Directors will expire upon the election and qualification of directors at the annual meetings of stockholders held following the fiscal years ending December 31, 2000, 2001 and 2002, respectively. At each subsequent annual meeting of stockholders, stockholders will elect or re-elect directors for a full term of three years to succeed those directors whose terms are expiring. Any alteration, amendment or repeal of the staggered board requirement in the certificate of incorporation would require the affirmative vote of stockholders owning at least 66 2/3% of the total shares outstanding and entitled to vote generally in the election of directors, voting together as a single class. The Board of Directors has an audit committee and a compensation committee, but does not have a nominating committee. Members of the Board of Directors make recommendations to the full Board for future nominations for membership to the Board of Directors.

MEETINGS OF THE BOARD

       The Board of Directors meets on a quarterly basis and at other times from time to time. The Board of Directors also undertakes action by unanimous written consent as permitted by Delaware law. In 1999, the Board of Directors met eight
(8) times. All directors attended at least 75% of the meetings of the Board of Directors and of the committees on which they served during the period in which they held office.

COMMITTEES OF THE BOARD

       AUDIT COMMITTEE. The Board of Directors established its audit committee in December 1998. This committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendation of ThermoView's independent auditors, the scope of the annual audits, fees that ThermoView agrees to pay to the independent auditors, the performance of ThermoView's independent auditors and the accounting practices of ThermoView. The members of the audit committee are Messrs. Henderson and Dauenhauer and Ms. Kesler. The members of the audit committee are independent for purposes of the listing standards of the American Stock Exchange.

       COMPENSATION COMMITTEE. The Board of Directors established the compensation committee in December 1998. This committee determines the salaries and benefits, including stock option grants, for ThermoView's employees, consultants, directors and other individuals. The compensation committee also administers ThermoView's compensation plans. The members of the compensation committee are Messrs. Henderson, Dauenhauer and Carmicle.

STRATEGIC OPERATIONS COMMITTEE

       We have a strategic operations committee comprised of five managers of our subsidiaries, each of whom has substantial experience in the replacement window and related product businesses. The members of the Strategic Operations Committee are Messrs. Clark, Haines, Kron, Leingang and Thomas. This committee serves as a formal advisory, problem-solving and communications forum for us. The committee evaluates and advises our subsidiaries related to:

       -      our product mix and lines;

       -      our product design and features;

       - our manufacturing facility locations, processes, quality controls and expansions;

       -      our delivery and installation services;

       -      our purchasing programs;

       -      our marketing, sales and advertising programs; and

       -      industry trends and issues.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       None of the members of the compensation committee of the Board of Directors is an officer or employee of ThermoView. No executive officer of ThermoView serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on ThermoView's compensation committee.

COMPENSATION OF DIRECTORS

       We currently pay our directors a fee of $10,000 per annum plus reimbursement for expenses incurred in connection with their services performed as directors. Outside directors also receive $500 per meeting for attendance by person or by phone conference. Additionally, we have committed to grant to each outside director an option to purchase 2,500 shares of common stock at the market price of the Common Stock on the date of grant with a vesting over three years as compensation for service as a director. In May 1999, the compensation committee granted to Messrs. Henderson and Toal and Ms. Kesler, ThermoView's three outside directors at that time, non-qualified stock options to purchase, in the aggregate, 7,500 shares of common stock under the 1999 stock option plan as compensation for services rendered as directors. These options are exercisable in whole or in part and one-third of these options vest in each of May 2000, 2001 and 2002. These options expire in May 2009.

ITEM 11.  EXECUTIVE COMPENSATION

       The following table sets forth all compensation awarded to, earned by or paid to ThermoView's Chief Executive Officer and the four other highest compensated executive officers and officers no longer serving as of December 31, 1999 whose annual salary and bonus exceeded $100,000 in 1999 for services rendered in all capacities to ThermoView during 1999:

SUMMARY COMPENSATION TABLE


                                                                                  LONG -TERM
                                                   ANNUAL COMPENSATION         COMPENSATION AWARDS
                                                   -------------------         -------------------
                                                            OTHER ANNUAL     SECURITIES UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY      COMPENSATION    OPTIONS/SARS (# SHARES)    COMPENSATION
---------------------------           ----      ------      ------------    -----------------------    ------------
Stephen A. Hoffmann................   1999    $150,000        $20,414(1)(2)(3)         -                    $87,500(4)
   Chief Executive Officer.........   1998     106,250         10,100(1)(2)         426,104                       -

Nelson E. Clemmens.................   1999     154,167         13,564(1)(5)            -                     87,500(4)
   President.......................   1998      89,583(6)       6,631(1)(5)         110,149                       -

Richard E. Bowlds (7)..............   1999     145,000         25,341(1)(8)            -                     87,500(4)
   Vice Chairman...................   1998     167,507(9)      22,409(1)(8)            -                          -
   Chief Operating Officer

James J. TerBeest(10)..............   1999     158,000         12,089(11)           41,667
   Senior Vice President...........   1998     100,000          7,303(11)           41,667
   Former Chief Financial Officer

Charles L. Smith...................   1999     185,000(12)     23,411(1)(13)           834
   Chief Operating Officer.........   1998     152,933(12)     23,396(1)(13)           -
   Vice President/Manufacturing
   Operations

John H. Cole.......................   1999     120,833         4,316(14)            33,334
   Chief Financial Officer.........   1998      16,667           643(14)           100,000

-----------

(1)    Includes $10,000 in director fees for 1999 and $5,000 for 1998.

(2)    Includes $7,200 in automobile benefits for 1999 and $5,100 in 1998.

(3)    Includes $3,214 in insurance benefits.

(4) Represents loan origination fees in connection with a $5.5 million loan and a $2.5 million loan made to ThermoView by a group of individuals.

(5)    Includes $3,564 in insurance benefits for 1999 and $1,631 in 1998.

(6)    Includes $6,250 in consulting fees received from Thermo-Tilt in April
       1998.

(7) Resigned as Chief Operating Officer in July 1999 and Vice Chairman in March 2000.

(8) Includes $9,000 in automobile benefits and $6,341 in insurance benefits for 1999, and $12,652 in automobile benefits and $4,757 in insurance benefits in 1998.

(9) Represents $58,174 in salary paid by Thermo-Tilt from January 1998 to May 1998 and $109,333 in salary paid by ThermoView from April 1998 to December 1998.

(10)   Mr. TerBeest resigned as Chief Financial Officer in July 1999.

(11) Includes $6,000 in automobile benefits and $6,089 in insurance benefits for 1999 and $4,000 in automobile benefits and $3,303 in insurance benefits in 1998.

(12) Represents $125,000 in salary paid by Primax Window Co. and $65,000 in salary paid by Precision Window for 1999 and $137,308 in salary paid by Primax from January to November 1998 and $15,625 in salary paid by ThermoView from November 1998 to December 1998.

(13) Includes $9,360 in automobile benefits and $4,051 in insurance benefits for 1999 and $9,598 in automobile benefits and $8,798 in insurance benefits for 1998.

(14)   Represents insurance benefits.

STOCK OPTION GRANTS

       The following table sets forth information regarding options granted by ThermoView to the named executive officers during the year ended December 31, 1999. Each option represents the right to purchase one share of common stock. ThermoView has not granted any stock appreciation rights.

OPTION GRANTS IN LAST FISCAL YEAR


                                               INDIVIDUAL GRANTS
                             --------------------------------------------------------  POTENTIAL REALIZABLE VALUE
                                NUMBER OF                                                AT ASSUMED ANNUAL RATES
                               SECURITIES      PERCENTAGE      PER                     OF STOCK PRICE APPRECIATION
                               UNDERLYING       OF TOTAL      SHARE                          FOR OPTION TERM
                             OPTIONS GRANTED     OPTIONS     EXERCISE   EXPIRATION     ---------------------------
NAME                           (# SHARES)        GRANTED      PRICE         DATE             5%             10%
----                         ---------------   ----------    --------   ----------     ---------------------------
John H. Cole                           33,334       5.8%        $11.43    7/29/09           $239,614        $607,228

Charles L. Smith                          834        .1          15.93    1/1/09               8,355          21,174


James J. TerBeest                      41,667       7.2          11.43    7/29/09            299,513         759,026

OPTION EXERCISES AND HOLDINGS

       The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers at December 31, 1999.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                    NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                             SHARES                 UNEXERCISED OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS
                            ACQUIRED                      YEAR END (# SHARES)               AT FISCAL YEAR END(1)
                           ON EXERCISE    VALUE     -------------------------------    ----------------------------
NAME                       (# SHARES)    REALIZED    EXERCISABLE     UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
----                       ----------    --------    -----------     -------------     -----------    -------------
Stephen A. Hoffmann.....          3,334    $34,607         422,770                 0        $208,473                0
Nelson E. Clemmens......              0          0         110,149                 0          55,874                0
James J. TerBeest.......              0          0          62,501            20,834          17,708                0
Charles L. Smith........              0          0             278               556               0                0
John H. Cole...........               0          0         116,667            16,667          42,500                0

-------------------

(1) The value of the in-the-money options is based on the $3.875 per share closing price of our common stock on the American Stock Exchange on December 31, 1999.

1998 EMPLOYEE STOCK OPTION PLAN

       The 1998 employee stock option plan became effective as of April 15, 1998. In December 1998, the Board of Directors declared that, effective January 1, 1999, it would not grant any additional options under the 1998 employee stock option plan due to the implementation of the 1999 stock option plan. The purpose of the 1998 employee stock option plan was to promote the interests of ThermoView by attracting key employees, providing its key employees with an additional incentive to work to increase the value of the common stock and providing key employees with a stake in the future of ThermoView which corresponds to the stake of the stockholders. The Board of Directors granted options to purchase 493,334 shares under the 1998 employee stock option plan at prices ranging from $3.45 to $15.93. On January 1, 1999, the Board of Directors authorized the transfer of the remaining 6,667 authorized but unissued shares reserved for the 1998 employee stock option plan to the 1999 stock option plan. The 1998 employee stock option plan provided for the granting to key employees of either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options under the Internal Revenue Code.

1999 STOCK OPTION PLAN

       The 1999 stock option plan became effective as of January 1, 1999. The purpose of the 1999 stock option plan is to promote the interests of ThermoView by attracting key employees and directors, providing each of its key employees and directors with an additional incentive to work to increase the value of the common stock and providing key employees and directors with a stake in the future of ThermoView which corresponds to the stake of the stockholders. ThermoView authorized for issuance a total of 833,334 shares of common stock under the 1999 stock option plan. As of December 31, 1999, the Board of Directors had granted options to purchase 458,541 shares of common stock at prices ranging from $11.43 to $25.86.

         STOCK OPTIONS. Each stock option granted under the 1999 stock option plan entitles the holder to purchase the number of shares of common stock specified in the grant at the purchase price specified. The 1999 stock option plan authorizes the Compensation Committee to grant:

       - incentive stock options within the meaning of Section 422 of the Internal Revenue Code to key employees, and

       - non-qualified stock options under the Internal Revenue Code to key employees or non-employee directors.

       If an option granted under the 1999 employee stock option plan expires, is canceled or is exchanged for a new option before a holder exercises the option in full, the shares reserved for the unexercised portion of the option will become available again for use under the 1999 stock option plan. Shares underlying an option that a holder surrenders and shares used to satisfy an option price or withholding obligation will not become available for use under the 1999 stock option plan.

401(K) PLAN

       In January 1999, our Board of Directors created a 401(k) profit sharing plan for its employees. Participants may elect to make contributions pursuant to salary withholding not to exceed $10,000 per annum. We intend to make matching contributions on the first 25% of the first 6% of a participant's annual compensation that a participant contributes.

EMPLOYMENT AGREEMENTS

       Thermo-Tilt and Mr. Hoffmann were parties to an employment agreement, as amended, governing his employment with Thermo-Tilt. The agreement expired in January 2000.

       ThermoView and Mr. Hoffmann are parties to an employment agreement, as amended, governing his employment with ThermoView. The agreement expired in April 2000. The agreement provided that Mr. Hoffmann receive a base salary of $150,000 per annum and be eligible to receive an annual bonus equal to two percent of ThermoView's pre-tax income.

       Thermo-Tilt and Mr. Clemmens were parties to an employment agreement, as amended, governing his employment with Thermo-Tilt. The agreement expired in January 2000.

       ThermoView and Mr. Clemmens are parties to an employment agreement, as amended, governing his employment with ThermoView. The agreement expired in April 2000. The agreement provided that Mr. Clemmens will receive a base salary of $150,000 per annum.

       ThermoView and Mr. Bowlds were parties to an employment agreement governing his employment with ThermoView. The agreement expired in January 2000. The agreement provided that Mr. Bowlds receive a base salary of $145,000 per annum.

       ThermoView and Mr. TerBeest are parties to an employment agreement governing his employment with ThermoView as its Senior Vice President-Finance and Accounting. The agreement expires in May 2001. The agreement provides that Mr. TerBeest will receive a base salary of $158,000 per annum.

       ThermoView and Mr. Smith are parties to an employment agreement governing his employment with Primax Window Co. The agreement expires in April 2001. The agreement provides that Mr. Smith will receive a base salary of $125,000 per annum. ThermoView and Mr. Smith are also parties to an employment agreement governing his employment with Precision Window Mfg., Inc. The agreement expires in January 2002. The agreement provides that Mr. Smith will receive a base salary of $60,000 per annum.

       ThermoView and Mr. Cole are parties to an employment agreement governing his employment with ThermoView. The agreement expires in October 2000. The agreement provides that Mr. Cole will receive a base salary of $150,000 per annum.

       Each of the employment agreements summarized above provides that the executive retains his salary and benefits until the expiration of the employment agreement if we terminate the executive without cause.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

       The compensation committee of the Board of Directors is comprised entirely of independent outside directors, none of whom is a current or former employee of ThermoView or its subsidiaries.

       The employment agreements for our Chief Executive Officer and the four other highest compensated executive officers and those officers no longer serving as of December 31, 1999, whose annual salary and bonus exceeded $100,000 in 1999, stipulated the compensation awarded to, earned by or paid to such executives in 1999. All such employment agreements are disclosed in this report. The Board of Directors approved all of the employment agreements, which were executed prior to the formation of the compensation committee in December 1998.

       As these employment agreements expire, we shall assist the Board of Directors in monitoring the compensation arrangements with our senior executives. We will consider the following factors, among others, in determining appropriate compensation arrangements with our senior executives:

       - Our desire to attract and retain the best qualified and most talented executives available in our business to lead ThermoView in the creation of shareholder value,

       - Our desire to motivate and reward annual and long-term results achieved by the executives for our shareholders based upon corporate and individual performance, and

       - Our desire to pay competitively as measured against other companies in our industry.

       At least annually, we will meet and review performance evaluations of the senior executives.

       During 1999, ThermoView did not pay any bonuses to its senior executives.


COMPENSATION COMMITTEE:
Raymond C. Dauenhauer, Jr.
J. Sherman Henderson, III
Ronald L. Carmicle

                                PERFORMANCE GRAPH

         The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the shareholders during the 20-month period ended December 31, 1999, as well as an overall stock market index, the Russell 2000, and ThermoView's peer group index utilized for a comparable period which we have selected on an industry basis. The component companies utilized in the Peer Group are Comfort Systems USA, Inc., Integrated Electrical Services, Nortek, Inc., and Royal Group Technologies, LTD. The market capitalization of each peer group company is weighted in the performance graph set forth below.

                         COMPARATIVE ANNUAL TOTAL RETURN
         THERMOVIEW INDUSTRIES, INC., RUSSELL 2000 INDEX AND PEER GROUP
                     (Performance Results Through 12/31/99)*


Name                                                 4/15/98               12/31/98            12/31/99
----                                                 -------               --------            --------
ThermoView Industries, Inc.                          $100.00               $61.59              $ 19.47
Russell 2000 Index                                    100.00                88.01               103.71
Peer Group                                            100.00                79.97                59.18

*Assumes $100 invested at the close of trading April 15,1998 in ThermoView Industries, Inc. Common Stock, Russell 2000 Index and Peer Group and reinvestment of all dividends.

ITEM 12.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of our common stock as of March 1, 2000 for (i) each officer and director of ThermoView, (ii) each person known by us to own of record or beneficially more than 5% of the outstanding shares of our common stock, and
(iii) all officers and directors of ThermoView as a group. In accordance with the SEC's rules, the following table gives effect to the shares of common stock that could be issued upon (A) the exercise of outstanding options and warrants and (B) the conversion of Series C preferred stock, each within 60 days of March 1, 2000. Unless otherwise indicated, each of the persons named in the following table has sole voting, conversion and investment power with respect to the shares they own.


                                                                                NUMBER OF
                                                                                 SHARES              PERCENTAGE
                                                                              BENEFICIALLY               OF
BENEFICIAL OWNER                                                                  OWNED               CLASS(1)
----------------                                                                  -----               --------
Brown Simpson Strategic Growth Fund,
     Ltd. and Brown Simpson Strategic
     Growth Fund, L.P.(2)                                                        819,792                10.0%
Stephen A. Hoffmann(3)                                                           568,650                 7.3
GE Capital Equity Investments, Inc.(4)                                           555,343                 7.0
LD Capital, Inc.(5)                                                              492,802                 6.3
Robert E. Anderson(6)                                                            433,548                 5.9
Charles L. Smith(7)                                                              206,615                 2.8
Robert C. Pearson(8)                                                             158,335                  *
Nelson E. Clemmens(9)                                                            143,483                 1.9
Delores P. Kesler(10)                                                            132,323                 1.8
John H. Cole(11)                                                                 161,162                 2.1
Raymond C. Dauenhauer, Jr.(12)                                                   104,352                 1.4
James J. TerBeest(13)                                                             65,833                  *
Ronald L. Carmicle(14)                                                            16,667                  *
Michael A. Toal(15)                                                               16,667                  *
J. Sherman Henderson III                                                           8,334                  *
Richard E. Bowlds(16)                                                              7,363                 2.1
All directors and executive officers
     as a group (13 persons)(17)                                               1,923,332


-----------------

*     Less than 1% of total.

(1) Based on 7,389,592 shares of common stock outstanding, plus, for each individual or entity, the number of shares of common stock that each individual or entity may acquire upon the exercise of stock options or warrants or conversion of convertible securities within 60 days of March 1, 2000.

(2) Includes 400,000 shares issuable upon conversion of shares of Series C preferred stock, 19,792 shares of common stock issued as dividends on the Series C preferred stock and 400,000 shares issuable upon exercise of outstanding warrants. Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. are controlled by their general and managing partner, Brown Simpson Asset Management, LLC. The principal address for Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. is 152 West 57th Street, 40th Floor, New York, New York 10019.

(3) Includes 11,596 shares deemed beneficially owned by Mr. Hoffmann as trustee of two trusts, as to which Mr. Hoffmann disclaims beneficial ownership. Includes 422,770 shares issuable upon exercise of outstanding stock options granted to Mr. Hoffmann. Includes 100,000 shares owned by Founders Group, LLC, a limited liability company in which Mr. Hoffmann owns one-third of the outstanding ownership interest. Includes 33,334 shares beneficially owned by Mr. Hoffmann as trustee of two trusts, as to which Mr. Hoffmann disclaims beneficial ownership. Mr. Hoffmann's address is ThermoView Industries, Inc., 1101 Herr Lane, Louisville, Kentucky 40222.

(4) Represents shares issuable upon exercise of outstanding warrants. GE Capital Equity Investments, Inc. is a subsidiary of General Electric Company. GE Capital Equity Investments, Inc.'s address is 120 Long Run Road, Stamford, Connecticut 06927.

(5) Represents shares issuable upon exercise of outstanding stock options granted to LD Capital, Inc. Substantially all of the outstanding stock of LD Capital, Inc. is held by Lindsey Maxwell, the spouse of Mr. Maxwell, our Corporate Development Manager, as custodian for their minor children. Mr. Clemmens is also a minority shareholder and the President, Secretary, Treasurer and sole director of LD Capital, Inc. The address for LD Capital, Inc. is 133 South Third Street, Suite 402, Louisville, Kentucky 40202.

(6) Includes 433,548 shares owned by the Robert E. Anderson Trust UA DTD 4/15/98 for which Mr. Anderson is the trustee and beneficiary. Mr. Anderson's address is 2645 Pleasant Valley Road, Owensboro, Kentucky 42303.

(7) Mr. Smith resigned as a director of ThermoView effective February 2000. Includes 278 shares issuable upon exercise of outstanding stock options granted to Mr. Smith.

(8) Includes 158,335 shares held by funds managed by Renaissance Capital Group, Inc., of which Mr. Pearson is the Senior Vice President of Corporate Finance.

(9) Includes 110,149 shares issuable upon exercise of outstanding stock options granted to Mr. Clemmens.

(10) Includes 3,334 shares beneficially owned by the spouse of Ms. Kesler, as to which Ms. Kesler disclaims beneficial ownership. Includes 100,000 shares owned by Founders Group, LLC, a limited liability company in which Ms. Kesler owns one-third of the outstanding ownership interest.

(11) Includes 116,667 shares issuable upon exercise of outstanding stock options granted to Mr. Cole.

(12)   Mr. Dauenhauer became a director of ThermoView effective March 1, 2000.

(13) Includes 62,500 shares issuable upon exercise of outstanding stock options granted to Mr. TerBeest.

(14) Mr. Carmicle became a director of ThermoView effective February 14, 2000. Represents shares held by Lyncar Enterprises, Inc., of which Mr. Carmicle owns 100% with his spouse.

(15) Represents 16,667 shares owned by the Michael A. Toal Revocable Living Trust DTD 6/14/96 for which Mr. Toal is the trustee and beneficiary. Mr. Toal resigned as a director of ThermoView in March 2000.

(16) Mr. Bowlds resigned as a director of ThermoView effective March 1, 2000. Excludes 20,834 shares sold by Mr. Bowlds to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust, PLC but subject to a put option pursuant to a stock purchase agreement, dated as of December 10, 1998, by and among Mr. Bowlds, Renaissance and Douglas I. Maxwell, III. Mr. Bowlds disclaims beneficial ownership of these shares. Includes 6,945 shares deposited in escrow pursuant to an escrow agreement, dated as of December 17, 1998, by and among Mr. Bowlds, Renaissance, Mr. Maxwell and Bank One, Texas, NA and subject to delivery to Renaissance pursuant to the Renaissance stock purchase agreement. Robert Pearson, Senior Vice President of Renaissance, is a director of ThermoView.

(17) Includes 712,364 shares issuable upon exercise of outstanding stock options and warrants owned by all directors and officers as a group which vest within 60 days of March 1, 2000. Includes only 100,000 shares owned by Founders Group, LLC, but which shares are included in the individual totals for both Mr. Hoffmann and Ms. Kesler.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALES OF STOCK TO INSIDERS

       Since July 1997, we have issued and sold securities to the following persons or entities who are our executive officers, directors or principal stockholders. These figures reflect activity through March 31, 2000.


                                                                                                           PER SHARE
                                                     TYPE OF          NUMBER OF                           PURCHASE OR
INVESTOR                                            SECURITY           SHARES             DATE ISSUED    EXERCISE PRICE
--------                                             -------           ------             -----------    --------------
Brown Simpson Strategic Growth Fund,                Preferred             6,000             April 1999        $1,000
     Ltd. and Brown Simpson Strategic              (Series C)
     Growth Fund, L.P.                                Warrant           400,000             April 1999         18.00
                                                       Common             6,246           October 1999            (1)
                                                       Common            13,546           January 2000            (1)

Richard E. Bowlds                                      Common         1,627,286              July 1997            (2)

GE Capital Equity Investments, Inc.                   Warrant           555,343              July 1999          0.03

Stephen A. Hoffmann                                    Common             2,899             March 1998          3.45
                                                      Options             7,248           October 1997          0.87
                                                      Options           105,083           January 1998          3.45
                                                      Options           266,667             April 1998          3.45

Robert E. Anderson                                     Common           231,907          November 1997          3.09
                                                       Common            57,977             March 1998          3.45

LD Capital, Inc.                                       Common            35,189              July 1997          0.57
                                                      Options           492,802           October 1997          0.87

Evangel Christian Life Center                          Common           339,024              July 1997          0.57

Charles L. Smith                                       Common           153,000             April 1998            (3)

Nelson E. Clemmens                                    Options            14,495           October 1997          0.87
                                                      Options            28,988           January 1998          3.45
                                                      Options            66,667          November 1998          6.90

Delores P. Kesler                                      Common            14,495             March 1998          3.45
                                                      Options             2,500               May 1999         11.64

John H. Cole                                          Options           100,000             April 1998          3.45
                                                      Options            33,334              July 1999         11.43



Michael A. Toal                                  Preferred(4)            50,000              July 1998          5.00
                                                   (Series A)
                                                      Options             2,500               May 1999         11.64

J. Sherman Henderson III                              Options             2,500               May 1999         11.64

Robin C. Edwardsen                                    Options            66,667              July 1999         11.43

---------------

(1)    Represents dividends on the Series C preferred stock.

(2) Thermo-Tilt issued these shares to Mr. Bowlds in connection with the conversion of his sole proprietorship into a corporation. No value was assigned to these shares for accounting purposes since the business exchanged for the shares had no basis for accounting purposes.

(3)    Issued in connection with an acquisition.

(4)    Converted to 16,667 shares of common stock in December 1999.

SERIES C PREFERRED STOCK AND WARRANTS

       In April 1999, we issued an aggregate of 6,000 shares of Series C preferred stock to two institutional accredited investors, Brown Simpson Growth Fund, L.P., a New York limited partnership, and Brown Simpson Growth Fund, Ltd., a Grand Cayman, Cayman Islands limited partnership, at a per share purchase price of $1,000, for a total investment of $6.0 million. Each share of the Series C preferred stock converts into 66 2/3 shares of our common stock, subject to adjustment. In conjunction with the issuance of the Series C preferred stock, we issued to the two funds warrants to purchase up to a total of 400,000 shares of common stock at $21.00 per share, subject to adjustment, which expire in April 2004. In August 1999 we amended the exercise price of the warrants to $18.00 per share in exchange for a commitment of the two funds to refrain from selling any of our securities from the closing of our initial public offering to January 31, 2000. We also granted registration rights to the two funds and pursuant to those rights we filed a registration statement on Form S-1 to register 1,200,000 shares of our common stock to be offered for sale by the two funds. The shares subject to the registration statement represent 150% of the shares of our common stock issuable upon conversion of the Series C preferred stock and exercise of the warrants.

SERIES D PREFERRED STOCK

       In April 2000, we agreed to issue an aggregate of 1,439,316 shares of 12% Cumulative Series D preferred stock with a liquidation value of $5.00 per share to Michael Haines, Alvin W. Leingang and Rodney H. Thomas, three of our key employees and two other individuals, all of whom were prior principals of companies we acquired. We agreed to issued these shares as full payment of post closing earn-out incentives owed to these key employees and principals that were due and payable in cash and common stock and full payment of interest earned by these individuals prior to settlement of the earn-out incentives. The Series D preferred stock is senior to our common stock and is on parity with the

Series C preferred stock. The Series D preferred stock will pay cumulative dividends at the rate of $.60 per share annually, subject to the legal availability to pay the dividends and the consent of our senior lender. The shares of Series D preferred stock are redeemable by ThermoView for cash [OR COMMON STOCK] that equals the liquidation value of the shares redeemed, plus cumulative unpaid dividends. The shares of Series D preferred stock are not convertible into common stock, have no voting rights and contain no registration rights.

SENIOR SUBORDINATED NOTE AND WARRANTS

       In July 1999, we received $10.0 million in senior subordinated financing from GE Capital Equity Investments, Inc. Interest under the note is payable quarterly in arrears at 12% per annum, subject to substantial increases in certain circumstances. Principal under the note is payable in full in July 2002. We may prepay the note at a premium prior to its maturity. The note requires us to comply with certain affirmative and negative covenants. The note, which is subordinate to our line of credit with PNC Bank, is secured by a lien on substantially all of our assets, a guarantee executed by our subsidiaries and a pledge of our ownership in our current and future subsidiaries. In conjunction with the issuance of the note, we issued to GE Capital warrants to purchase 555,343 shares of our common stock at $0.03 per share which expire during July 2007. We have also granted to GE Capital two demand registration rights and unlimited piggyback registration rights for the shares of common stock issuable upon exercise of the warrants.

       ThermoView is contractually obligated to use its best efforts to cause a designee of GE Capital to be elected to its Board of Directors for so long as GE Capital holds any portion of its note or warrant. Additionally, while no designee of GE Capital is serving on the Board of Directors, GE Capital has the right to designate an individual observer to attend all meetings of the Board of Directors and any committees of the Board of Directors in a non-voting observer capacity. GE Capital negotiated these rights as part of its financing arrangements with ThermoView.

TERM NOTE

       In October 1999, we amended our line of credit with PNC Bank to provide for additional short-term borrowings under a multiple advance term note up to $2.5 million. The note bore interest at prime plus one percent per annum and interest was payable monthly. We paid the principal and interest of this note in December 1999 from the proceeds of our initial public offering. Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed the note for an aggregate in fees of $100,000. Messrs. Hoffmann and Clemmens are officers and directors of ThermoView, Mr. Bowlds is a former director and officer of ThermoView and Mr. Maxwell is an employee of ThermoView.

RELATED-PARTY LEASES

       ThermoView leases its headquarters from Glenn Lyon Lease Development, Inc., a corporation controlled by Mr. Hoffmann, for $111,000 annually. Primax leases its headquarters from Mr. Smith for $82,000 annually. Additionally, on December 20, 1997, Thermo-Tilt entered into a sale-leaseback transaction on its headquarters with Industrial Leasing of Florida, Inc., a Florida corporation controlled by Robert E. Anderson, a stockholder of ThermoView. Industrial Leasing of Florida purchased Thermo-Tilt's headquarters for $620,000 and Thermo-Tilt deferred the $55,000 gain on the sale, which is being amortized to income over the term of the lease. Thermo-Tilt leases its headquarters from Industrial Leasing of Florida for $78,000 annually.

RELATED-PARTY NOTES AND LOAN GUARANTEES

       During 2000, we amended our line of credit with PNC Bank. In connection with the amendment, Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our line of credit for fees equal to an annual rate of 5% from April 2000 through June 2000 and 10% thereafter, subject to Board of Director approval.

       During 1998 and 1999, ThermoView had a $5.5 million note payable to Stephen A. Hoffmann, Nelson E. Clemmens, Richard E. Bowlds and Douglas I. Maxwell, III. Messrs. Hoffmann and Clemmens are officers and directors of ThermoView, Mr. Bowlds is a former director and officer of ThermoView, and Mr. Maxwell is an employee of ThermoView. The note, which evidenced a loan from these individuals to ThermoView, bore interest at a Euro-Rate based variable rate until we repaid it in July 1999. ThermoView paid a $250,000 fee to these individuals in connection with the note.

       During 1999, ThermoView had a $750,000 note payable to Stephen A. Hoffmann, ThermoView's Chairman of the Board and Chief Executive Officer. The note, which evidenced a loan from Mr. Hoffmann to ThermoView, bore interest at 12% per annum until we repaid it in April 1999.

       During 1999, ThermoView had a $150,000 note payable to Richard E. Bowlds, ThermoView's former Vice Chairman of the Board and former Executive Vice President- Acquisitions. The note, which evidenced a loan from Mr. Bowlds to ThermoView, bore interest at 12% per annum until we repaid it in April 1999.

       During 1999, ThermoView had a note payable in the original principal amount of $600,000 to Charles L. Smith, our former Chief Operating Officer and a former director. The note, which was issued as partial consideration in our acquisition of Precision Window Mfg., Inc., bore interest at 5.0% per annum. The note matured concurrently with the effectiveness of our initial public offering. We used a portion of the proceeds of our initial public offering to retire the remaining principal balance of $450,000 under the note.

       During 1999, Thermo-Tilt had a note receivable from Bluegrass Water Treatment, Inc., a Kentucky corporation. James A. Bowlds, the son of Richard E. Bowlds, our former Vice Chairman of the Board and former Executive Vice President-Acquisitions, controls Bluegrass Water Treatment, Inc. In January 1999, Mr. James Bowlds repaid the $181,000 note. The note bore interest at 8% per annum.

RELATED-PARTY LINE OF CREDIT COMMITMENT

       In April 1998, the Founders Group, LLC, a venture capital firm controlled by Stephen A. Hoffmann and Delores P. Kesler, committed to provide ThermoView a $5.0 million revolving line of credit. The line of credit was never used and in September 1999 the Founders Group terminated the commitment to provide the revolving line of credit.

RELATED-PARTY RECEIVABLES

       During 1998 and 1999, Thermo-Tilt had receivables due from Richard E. Bowlds, our former Vice Chairman of the Board and former Executive Vice President-Acquisitions, in an amount which never exceeded $201,000. The receivables represented short-term non-interest bearing loans from Thermo-Tilt to Mr. Bowlds for a variety of personal expenditures made by Mr. Bowlds. Mr. Bowlds repaid the receivables in January 1999.

PRIVATE STOCK SALES

       During December 1998 and January 1999, Richard E. Bowlds, former Vice Chairman of the Board and former Executive Vice President of ThermoView sold 4,958 shares of common stock to Raymond C. Dauenhauer, Jr., in two private transactions at $12 per share. During October 1999 and November 1999, Mr. Bowlds sold 496,011 shares of common stock in private transactions to 27 individuals or entities at $3.00 per share. Charles L. Smith, former Chief Operating Officer and a former director of ThermoView, purchased 53,334 shares from Mr. Bowlds. John H. Cole, Chief Financial Officer of ThermoView, purchased 28,334 shares, respectively, from Mr. Bowlds. Joel S. Kron, Rodney H. Thomas and Robert L. Cox, II, who are all Vice Presidents of ThermoView, purchased 33,334, 55,000 and 55,000 shares from Mr. Bowlds. Mr. Bowlds, who formerly beneficially owned in excess of 10% of ThermoView's common stock, currently beneficially owns less than 1% of the common stock.

COMPANY POLICY

       Our Board of Directors has reviewed the lease transactions summarized above and believes that those transactions were made on terms no less favorable than terms we could have obtained from unaffiliated third parties. Our Board of Directors has not made a determination as to whether the other related-party transactions described above were made on terms no less favorable than terms we could have obtained from unaffiliated third parties. The Board of Directors has adopted a policy that any future transactions between ThermoView and its officers, directors or principal stockholders will be approved by a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.     INDEX TO FINANCIAL STATEMENTS

       1.     FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):
              The Index to the Consolidated Financial Statements of ThermoView Industries, Inc. is included on page 57 of this Form 10-K and is incorporated herein by reference.

       2.     FINANCIAL STATEMENT SCHEDULES:
              The schedules are inapplicable or the required information is included in ThermoView Industries, Inc. Consolidated Financial Statements or the Notes thereto.

B.     REPORTS ON FORM 8-K

     None.

C.     EXHIBITS

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 118), which index is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Commonwealth of Kentucky, on the 14th day of April, 2000.

                                     ThermoView Industries, Inc.


                                     By:  /s/ Stephen A. Hoffmann
                                        ------------------------------
                                              Stephen A. Hoffmann,
                                              Chairman of the Board and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          SIGNATURE                                              TITLE                                        DATE

/s/ Stephen A. Hoffmann                                Chairman of the Board                              April 14, 2000
-----------------------------                          and Chief Executive Officer
Stephen A. Hoffmann                                    (principal executive officer)


/s/ Nelson E. Clemmens                                 President and Director                             April 14, 2000
-----------------------------
Nelson E. Clemmens


/s/ John H. Cole                                       Chief Financial Officer                            April 14, 2000
-----------------------------                          (principal financial and
John H. Cole                                           accounting officer)


/s/ Ronald L. Carmicle                                 Director                                           April 14, 2000
----------------------------
Ronald L. Carmicle


/s/ Raymond C. Dauenhauer, Jr.                         Director                                           April 14, 2000
-----------------------------
Raymond C. Dauenhauer, Jr.


/s/ J. Sherman Henderson, III                          Director                                           April 14, 2000
-----------------------------
J. Sherman Henderson, III



/s/ Delores P. Kesler                                  Director                                           April 14, 2000
---------------------------
Delores P. Kesler


/s/ Robert C. Pearson                                  Director                                           April 14, 2000
---------------------------
Robert C. Pearson

                                INDEX TO EXHIBITS


Exhibit
Number                              Description of Exhibits
-------                             -----------------------
 3.1*             --       Restated Certificate of Incorporation of the registrant
 3.1(a)*          --       Certificate of Amendment of Restated Certificate of Incorporation of the registrant
 3.1(b)*          --       Second Certificate of Amendment of Restated Certificate of Incorporation of the
                           registrant
 3.2*             --       Certificate of Designation of the registrant (9.6% Cumulative Convertible Series C
                           Preferred Stock)
 3.2(a)*          --       Certificate of Amendment of Certificate of Designation of the registrant (9.6%
                           Cumulative Convertible Series C Preferred Stock)
 3.2(b)           --       Certificate of Designation of the registrant (12% Cumulative Series D Preferred Stock)
 3.3*             --       Amended and Restated By-Laws of the registrant
 4.1*             --       Specimen common stock certificate
10.1*             --       ThermoView Industries, Inc. 1998 Employee Stock Option Plan
10.2*             --       ThermoView Industries, Inc. 1999 Stock Option Plan
10.3*             --       Stock Option Agreement, dated as of October 22, 1997, by and between Thermo-Tilt
                           Window Company and LD Capital, Inc.
10.4*             --       Stock Option Agreement, effective as of October 22, 1997, by and between the registrant and Stephen A. Hoffmann
10.5*             --       Stock Option Agreement, dated as of October 22, 1997, by and between Thermo-Tilt
                           Window Company and Nelson E. Clemmens
10.6*             --       Employment and Noncompetition Agreement, dated as of January 13, 1998, by and between
                           Thermo-Tilt Window Company and Stephen A. Hoffmann
10.7*             --       First Amendment to Employment and Noncompetition Agreement, dated as of April 15,
                           1998, by and between Thermo-Tilt Window Company and Stephen A. Hoffmann
10.8*             --       Executive Employment Agreement, dated as of April 15, 1998, by and between the registrant and Stephen A. Hoffmann
10.9*             --       Amended and Restated Stock Option Agreement, dated as of January 13, 1998, by and between the registrant and Stephen A. Hoffmann
10.10*            --       Option Certificate, dated as of April 15, 1998, by and between the registrant and
                           Stephen A. Hoffmann
10.11*            --       Employment and Noncompetition Agreement, dated as of January 19, 1998, by and between
                           Thermo-Tilt Window Company and Nelson E. Clemmens
10.12*            --       Stock Option Agreement, dated as of January 19, 1998, by and between Thermo-Tilt
                           Window Company and Nelson E. Clemmens
10.13*            --       First Amendment to Employment and Noncompetition Agreement, dated as of April 15,
                           1998, by and between Thermo-Tilt Window Company and Nelson E. Clemmens
10.14*            --       Amended and Restated Employment and Noncompetition Agreement, dated as of April 15,
                           1998, by and between the registrant and Nelson E. Clemmens



10.15*            --       First Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of November 1, 1998, by and between the registrant and Nelson E. Clemmens
10.16*            --       Option Certificate, dated as of November 1, 1998, by and between the registrant and
                           Nelson E. Clemmens
10.17*            --       Amended and Restated Employment and Noncompetition Agreement, dated as of June 26,
                           1999, by and between the registrant and Richard E. Bowlds
10.18*            --       Amended and Restated Employment and Noncompetition Agreement, dated as of July 28,
                           1999, by and between the registrant and John H. Cole
10.19*            --       Stock Option Agreement, dated as of April 15, 1998, by and between the registrant and
                           John H. Cole
10.20*            --       Stock Option Agreement, dated as of July 29, 1999, by and between the registrant and
                           John H. Cole
10.21*            --       Amended and Restated Employment and Noncompetition Agreement, dated as of July 28,
                           1999 by and between the registrant and James J. TerBeest
10.22*            --       Stock Option Agreement, dated as of April 20, 1998, by and between the registrant and
                           James J. TerBeest
10.23*            --       Stock Option Agreement dated as of July 29, 1999, by and between the registrant and
                           James J. TerBeest
10.24*            --       Employment Agreement, dated as of April 29, 1998, by and between ThermoView Merger
                           Corp. and Charles L. Smith
10.25*            --       Employment Agreement, dated as of January 5, 1999, by and between Precision Window
                           Mfg., Inc. and Charles L. Smith
10.26*            --       Lease, dated as of November 1, 1998, by and between the registrant and Glenn Lyon
                           Development Corporation
10.27*            --       Warrant, dated as of November 1, 1998, by and between the registrant and EBI
                           Securities Corporation
10.28*            --       Loan Agreement, dated as of August 31, 1998, by and among the registrant, then-existing subsidiaries of the registrant (collectively, "Borrowers") and PNC Bank,
                           National Association ("PNC")
10.29*            --       Joinder to Loan Documents and Amendment to Loan Documents (Thomas Construction, Inc.),
                           dated as of January 1, 1999, by and among Borrowers and PNC
10.30*            --       Joinder to Loan Documents and Amendment to Loan Documents (Precision Window Mfg.,
                           Inc.), dated as of January 5, 1999, by and among Borrowers and PNC
10.31*            --       Joinder to Loan Documents and Amendment to Loan Documents (Thermo- Shield), dated as of July 8, 1999, by and among Borrowers and PNC
10.32*            --       Securities Purchase Agreement, dated as of April 23, 1999, by and among the registrant, Brown Simpson Strategic Growth Fund, Ltd ("Brown Ltd."). and Brown Simpson
                           Strategic Growth Fund, L.P. ("Brown L.P.", which together with Brown Ltd., "Brown
                           Simpson")
10.33*            --       Registration Rights Agreement, dated as of April 23, 1999, by and among the registrant and Brown Simpson
10.34*            --       Stock Purchase Warrant by and between the registrant and Brown L.P.
10.35*            --       Amendments to Stock Purchase Warrant, by and between the registrant and Brown L.P.



10.36*            --       Stock Purchase Warrant by and between the registrant and Brown Ltd.
10.37*            --       Amendments to Stock Purchase Warrant, by and between the registrant and Brown Ltd.
10.38*            --       Securities Purchase Agreement, dated as of July 8, 1999, between the registrant and GE
                           Capital Equity Investments, Inc.
10.39*            --       Stock Purchase Warrant, by and between the registrant and GE Capital Equity
                           Investments, Inc.
10.40*            --       Form of Management Indemnification Agreement
10.41*            --       Agreement and Plan of Merger, dated as of April 23, 1998, by and among the registrant,
                           ThermoView Merger Corp., American Home Developers Co., Inc. and the Shareholders of
                           American Home Developers Co., Inc.
10.42*            --       Agreement and Plan of Merger, dated as of April 29, 1998, by and among the registrant,
                           ThermoView Merger Corp., Primax Window Co. and the Shareholders of Primax Window Co.
10.43*            --       Lease, dated April 29, 1998, between Charles L. Smith and Primax Window Co.
10.44*            --       Agreement and Plan of Merger, dated as of April 29, 1998, by and among the registrant,
                           ThermoView Merger Corp., Rolox of Wichita, Inc. and the Shareholders of Rolox of
                           Wichita, Inc.
10.45*            --       Lease, dated April 29, 1998, by and between Robert L. Cox and Rolox, Inc.
10.46*            --       Lease, dated April 29, 1998, by and between Robert L. Cox, Robert L. Cox II and Rolox,
                           Inc.
10.47*            --       Lease, dated April 29, 1998, by and between L & D Partnership and Rolox, Inc.
10.48*            --       Lease, dated April 29, 1998, by and between LBD, L.L.C. and Rolox, Inc.
10.49*            --       Asset Purchase Agreement, dated May 27, 1998, by and between TD Windows, Inc. and
                           Allhom Eagles W indows & Doors, Inc.
10.50*            --       Agreement and Plan of Merger, dated as of July 9, 1998, by and among the registrant,
                           ThermoView/AHR Merger Corp., American Home Remodeling, Pacific Exteriors, Incorporated
                           and the Shareholders of American Home Remodeling and Pacific Exteriors, Incorporated.
10.51*            --       Agreement and Plan of Merger, dated as of July 9, 1998, by and among the registrant,
                           ThermoView/FSB Merger Corp., Five Star Builders, Inc. and the Shareholders of Five
                           Star Builders, Inc.
10.52*            --       Asset Purchase Agreement, dated July 21, 1998, by and among the registrant, NuView
                           Industries, Inc. and Douglas E. Miles
10.53*            --       Stock Purchase Agreement, dated August 14, 1998, by and between Alvin W. Leingang and the registrant
10.54*            --       Net Lease, dated January 1, 1997, between Al Leingang and Leingang Siding and Window,
                           Inc.
10.55*            --       First Amendment to Lease, dated as of August 14, 1998, by and between Al Leingang and
                           Leingang Siding and Window, Inc.
10.56*            --       Lease, dated August 16, 1995, between Wayne Kluck and Leingang Siding and Window, Inc.
10.57*            --       First Amendment to Lease, dated as of August 14, 1998, by and between Alvin W.
                           Leingang and Leingang Siding and Windows, Inc.



10.58*            --       Stock Purchase Agreement, dated August 14, 1998, by and among Alvin W. Leingang,
                           Steven B. Hoyt and the registrant
10.59*            --       Standard Commercial Lease, dated January 2, 1996, by and between Alvin W. Leingang and
                           Thermal Line Windows, L.L.P.
10.60*            --       First Amendment to Lease, dated as of August 14, 1998, by and between Alvin W.
                           Leingang and Thermal Line Windows, L.L.P.
10.61*            --       Equipment Lease, dated as of January 2, 1996, by and between North Country Thermal
                           Line, Inc. and Thermal Line Windows, L.L.P.
10.62*            --       First Amendment to Equipment Lease, dated as of August 14, 1998, by and between North
                           Country Thermal Line, Inc. and Thermal Line Windows, L.L.P.
10.63*            --       Equipment Lease, dated as of January 2, 1996, by and between North Country Thermal
                           Line, Inc. and Thermal Line Windows, L.L.P.
10.64*            --       First Amendment to Equipment Lease, dated as of August 14, 1998, by and between North
                           Country Thermal Line, Inc. and Thermal Line Windows, L.L.P.
10.65*            --       Equipment Lease, dated as of January 2, 1996, by and between Alvin W. Leingang and
                           Thermal Line Windows, L.L.P.
10.66*            --       Amendment to Equipment Lease, dated as of January 2, 1997, by and between Alvin W.
                           Leingang and Thermal Line Windows, L.L.P.
10.67*            --       Second Amendment to Equipment Lease, dated as of August 14, 1998, by and between Alvin
                           W. Leingang and Thermal Line Windows, L.L.P.
10.68*            --       Asset Purchase Agreement, dated November 18, 1998, by and between Thermal Line
                           Windows, L.L.P. and North Country Thermal Line, Inc.
10.69*            --       Stock Purchase Agreement, dated January 5, 1999, by and among Charles L. Smith, Robert
                           L. Cox, Richard Ahrendts and the registrant
10.70*            --       Non-Negotiable Promissory Note, dated January 5, 1999, from the registrant to and in favor of Charles L. Smith
10.71*            --       Non-Negotiable Promissory Note, dated January 5, 1999, from the registrant to and in favor of Robert L. Cox
10.72*            --       Stock Purchase Agreement, dated December 22, 1998, by and between Rodney H. Thomas and the registrant
10.73*            --       Furniture and Fixture Lease, dated as of January 1, 1999, by and between Investors
                           Property Holding I, LLC and Thomas Construction, Inc.
10.74*            --       Lease, dated December 30, 1996, by and among Rodney H. Thomas, Dawn S. Thomas and the registrant
10.75*            --       Stock Purchase Agreement, dated March 23, 1999, by and among Joel S. Kron, Jonathan D.
                           Kron and the registrant
10.76*            --       Asset Purchase Agreement, dated March 23, 1999, by and between Thermo-Shield Company,
                           Inc., Thermo-Shield of America (Wisconsin), Inc. and the registrant
10.77*            --       Lease, dated November 3, 1997, by and between JSK Properties, L.L.C. and the registrant
10.78*            --       First Amendment to Loan Agreement, dated as of July 30, 1999, by and among Borrowers and PNC
10.79*            --       Second Amendment to Loan Agreement, dated as of October 14, 1999, by and among
                           Borrowers and PNC



10.80*            --       Third Amendment to Loan Agreement, dated as of November 5, 1999, by and among
                           Borrowers and PNC
10.81*            --       Amendment No. 1 to Securities Purchase Agreement, dated as of November 4, 1999, by and between the registrant and GE Capital Equity Investments, Inc. ("GE Capital")
10.82*            --       License Agreement, dated as of January 2, 1996, by and between Thermal Line Windows,
                           L.L.P. and Complast, Inc.
10.83*            --       Fourth Amendment to Loan Agreement and Amendment to Note and Term Note, dated as of
                           November 10, 1999, by and among Borrowers and PNC
16.1*             --       Letter from Singer, Lewak, Greenbaum & Goldstein, LLP regarding change in independent accountants
21.1*             --       Subsidiaries of the registrant
27.1              --       Financial Data Schedule


---------------

* Previously filed as an exhibit to ThermoView Industries, Inc.'s Registration Statement on Form S-1 (No. 333-84571) filed on August 5, 1999, and incorporated herein by reference.