Form 10-Q
period 2000-03-31
THERMOVIEW INDUSTRIES INC
filed 2000-05-15
CIK 1083753

================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

                               OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the transition period from        to        .
                                       ------    -------

                Commission File Number 001-15469

                   THERMOVIEW INDUSTRIES, INC.
     (Exact name of Registrant as specified in its charter)

           DELAWARE                          61-1325129
 (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)      Identification Number)


        1101 Herr Lane                         40222
     Louisville, Kentucky                    (Zip Code)
(Address of principal executive offices)

                          502-412-5600
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2000, 7,324,550 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

=================================================================

                   THERMOVIEW INDUSTRIES, INC.
                        TABLE OF CONTENTS


PART I FINANCIAL INFORMATION
  Item 1. Financial Statements .............................. 1
     Condensed Consolidated Balance Sheets .................. 1
     Condensed Consolidated Statements of Operations ........ 2
     Condensed Consolidated Statements of Cash Flows ........ 3
     Notes to Condensed Consolidated Financial Statements ... 4
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations ....................10
  Item 3. Quantitative and Qualitative Disclosures
     About Market Risk ......................................17
PART II OTHER INFORMATION
  Item 1. Legal Proceedings .................................18
  Item 2. Changes in Securities and Use of Proceeds .........18
  Item 3. Defaults Upon Senior Securities ...................18
  Item 4. Submission of Matters to a Vote
     of Security Holders ....................................18
  Item 5. Other Information .................................18
  Item 6. Exhibits and Reports on Form 8-K ..................18

ITEM 1.  FINANCIAL STATEMENTS

                        THERMOVIEW INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,
                                                 DECEMBER 31,     2000
                                                     1999     (UNAUDITED)
                                                 ------------ -----------

ASSETS
Current assets:
 Cash and equivalents                           $ 3,331,721   $ 1,028,614
 Receivables:
  Trade                                           5,062,127     3,440,575
  Finance                                            60,000        50,674
  Related party                                      55,554        40,228
  Other                                             337,482       358,119
 Costs in excess of billings on
  uncompleted contracts                           1,274,073     1,715,232
 Inventories                                      2,300,643     2,497,802
 Prepaid expenses and other current assets          342,978       575,042
 Deferred income taxes                              322,000       322,000
                                                -----------   -----------
Total current assets                             13,086,578    10,028,286

Property and equipment, net                       3,679,179     3,767,633

Other assets:
 Goodwill, net                                   74,162,341    72,117,524
 Deferred income taxes                            1,406,000     2,661,000
 Finance receivables                                932,411       978,804
 Other assets                                       704,675       579,271
                                                -----------   -----------
                                                 77,205,427    76,336,599
                                                -----------   -----------

Total assets                                    $93,971,184   $90,132,518
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $ 3,444,402   $ 3,163,714
 Due to seller of acquired business               1,000,000             -
 Accrued expenses                                 3,278,924     3,827,478
 Billings in excess of costs on
  uncompleted contracts                             930,732     1,779,229
 Income taxes payable                               116,784       108,984
 Current portion of long-term debt                  358,920       322,033
                                                -----------   -----------
Total current liabilities                         9,129,762     9,201,438

Long-term debt                                   21,399,874    21,786,671
Due to sellers of acquired businesses             7,085,000     7,085,000
Other long-term liabilities                          32,542        29,791

Mandatorily redeemable Series C convertible
 preferred stock, $.001 par value (aggregate
 redemption amount and liquidation preference
 of $6,000,000); 25,000 shares authorized;
 6,000 shares issued and outstanding              4,648,550     5,074,985

Stockholders' equity:
 Preferred stock, 50,000,000 shares authorized:
  Series A, $.001 par value; none issued                  -             -
  Series B, $.001 par value; none issued                  -             -
 Common stock, $.001 par value; 100,000,000
  shares authorized 7,389,592 shares issued
  and outstanding at December 31, 1999 and
  7,324,550 shares issued and outstanding at
  March 31, 2000                                      7,390         7,325
 Paid-in capital                                 59,794,361    57,968,722
 Accumulated deficit                             (8,126,295)  (11,021,414)
                                                -----------   -----------
Total stockholders' equity                       51,675,456    46,954,633
                                                -----------   -----------

Total liabilities and stockholders' equity      $93,971,184   $90,132,518
                                                ===========   ===========

See accompanying notes.

                        THERMOVIEW INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                                --------------------------
                                                    1999         2000
                                                    ----         ----

Revenues                                        $21,749,817   $21,476,416

Cost of revenues earned                           9,764,255    10,382,077
                                                -----------   -----------

Gross profit                                     11,985,562    11,094,339

Selling, general and administrative expenses     11,542,197    13,088,053
Depreciation expense                                203,205       262,566
Amortization expense                                859,907       868,641
                                                -----------   -----------

Loss from operations                               (619,747)   (3,124,921)

Interest expense                                   (411,624)   (1,093,320)
Interest income                                      62,331        68,122
                                                -----------   -----------

Loss before income taxes                           (969,040)   (4,150,119)

Income tax benefit                                  133,000     1,255,000
                                                -----------   -----------

Net loss                                           (836,040)   (2,895,119)

Less preferred stock dividends:
 Cash                                               424,730       100,800
 Non-cash                                                 -       469,635
                                                -----------   -----------

Net loss attributable to common stockholders    $(1,260,770)  $(3,465,554)
                                                ===========   ===========

Basic and diluted loss per common share         $     (0.27)  $     (0.44)
                                                ===========   ===========

Weighted average shares outstanding               4,686,829     7,918,955
                                                ===========   ===========

See accompanying notes.

                        THERMOVIEW INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                                --------------------------
                                                   1999          2000
                                                   ----          ----


OPERATING ACTIVITIES
Net loss                                        $  (836,040)  $(2,895,119)
Adjustments to reconcile net loss to
 net cash provided by (used in) operations:

 Depreciation and amortization                    1,063,112     1,131,207

 Deferred income taxes                             (204,000)   (1,255,000)

 Accretion of debt discount                               -       399,999

 Changes in operating assets and liabilities      1,173,137     1,854,422
                                                -----------   -----------

Net cash provided by (used in)
 operating activities                             1,196,209      (764,491)

INVESTING ACTIVITIES

Acquisitions of businesses, net of
 cash acquired                                  (12,930,033)   (1,027,351)

Payments for purchase of property and equipment    (973,392)     (351,020)

Other                                                58,293        (9,356)
                                                -----------   -----------

Net cash used in investing activities           (13,845,132)   (1,387,727)

FINANCING ACTIVITIES

Increase in long-term debt                       13,820,000             -

Payments of long-term debt                          (40,989)      (50,089)

Preferred stock dividends paid in cash                    -      (100,800)

Other                                               (15,000)            -
                                                -----------   -----------

Net cash provided by (used in)
 financing activities                            13,764,011      (150,889)
                                                -----------   -----------

Net increase (decrease) in cash
 and equivalents                                  1,115,088    (2,303,107)

Cash and equivalents at beginning of period       1,302,797     3,331,721
                                                -----------   -----------

Cash and equivalents at end of period           $ 2,417,885   $ 1,028,614
                                                ===========   ===========

See accompanying notes.

                   THERMOVIEW INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000
                           (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1999.

     Results of operations for the three month period ended March 31, 1999, include the operating results of the Thermo-Shield Companies for March only since they were acquired effective March 1, 1999. Assuming Thermo-Shield Companies had been acquired as of January 1, 1999, the Company's consolidated net revenues and net loss would have been $24,251,633 and $808,080, respectively, for the three months ended March 31, 1999 on a pro forma basis.

2.   INVENTORIES

     Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites.

3.   LOSS PER COMMON SHARE

     Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three month period ended March 31, 2000, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses for the three month periods ended March 31, 1999 and 2000, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

                   THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 2000
                           (UNAUDITED)

4.   INCOME TAXES

     The benefit for income taxes for the three month periods ended March 31, 1999 and 2000 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization.

5.   SEGMENT INFORMATION

     For the three month periods ended March 31, 1999 and 2000, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into three reportable operating segments: manufacturing, retail and financial services.

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

     Segment information for the three months ended March 31, was as follows:

       FOR THE THREE MONTHS          MANU-                  FINANCIAL
       ENDED MARCH 31, 1999        FACTURING     RETAIL      SERVICES    CORPORATE   CONSOLIDATED
       --------------------        ---------     ------      --------    ---------   ------------

Revenues from external customers  $ 1,258,886 $20,472,916   $   18,015   $        -   $21,749,817
Intersegment revenues               1,855,789           -            -            -     1,855,789
Income (loss) from operations         (46,290)    676,376      (80,946)  (1,168,887)     (619,747)
Total assets                       11,176,926  67,891,270    1,003,675    2,497,166    82,569,037


                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                 MARCH 31, 2000
                                   (UNAUDITED)


5.   SEGMENT INFORMATION (CONTINUED)

       FOR THE THREE MONTHS          MANU-                  FINANCIAL
       ENDED MARCH 31, 2000        FACTURING     RETAIL      SERVICES    CORPORATE   CONSOLIDATED
       --------------------        ---------     ------      --------    ---------   ------------

Revenues from external customers  $ 1,050,047 $20,413,441   $   12,928   $        -   $21,476,416
Intersegment revenues               1,693,030            -           -            -     1,693,030
Income (loss) from operations        (651,729) (1,100,699)     (77,396)  (1,295,096)   (3,124,921)
Total assets                       11,462,480  73,931,787    1,141,486    3,596,765    90,132,518


6.   FINANCING ARRANGEMENTS

     The Company is required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of its financing agreements, including restriction as to the payment of dividends, other than certain preferred stock dividends, and the incurrence of additional indebtedness. The Company violated covenants at December 31, 1999 and through March 30, 2000. The Company's principal lenders, PNC Bank, N.A., and GE Capital Equity Investments, Inc. ("GE"), have waived these covenant violations and have reset financial covenants to accommodate compliance at March 31, 2000, and in the future.

     On April 14, 2000, PNC Bank, N.A., extended the maturity date of ThermoView's $15 million credit facility from January 1, 2001 to May 1, 2001. Four stockholders of the Company (two of whom are also officers and directors of the Company) also agreed to guarantee a total of $3 million of the credit facility for fees equal to an annual rate of 5% from April 2000 through June 2000 and 10% thereafter subject to Board of Director approval.

7.   CONTINGENCIES

     The Company entered into a 90-day listing agreement in October 1999 with IPO.COM, Inc. under which the Company authorized IPO.COM to include its prospectus on the IPO.COM web site. In addition to hosting the Company's prospectus, IPO.COM provided summary material relating to the Company and its initial public offering on its web site. The IPO.COM web site also provided a direct link to the Company's web site. Although the Company did not intend to create an agency relationship with IPO.COM, and while the Company believes that IPO.COM is not and has not acted as its agent, the listing agreement may have created an agency relationship. If IPO.COM is deemed the Company's agent pursuant to the listing agreement, the summarized material contained in the IPO.COM web site relating to the Company and its initial public offering and the information contained in the Company's web site could constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the summarized materials relating to the Company in the IPO.COM web site or the materials contained in the Company's web site did constitute a violation of the Securities Act of 1933, investors in the initial public offering would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration they paid for their common stock or, if these persons had already sold the common stock, to sue the Company for damages resulting from their purchase of common

                   THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 2000
                           (UNAUDITED)


7.   CONTINGENCIES (CONTINUED)

stock. These damages could total up to approximately $6.9 million, plus interest, if these investors seek recovery or damages after an entire loss of their investment. Any recovery or damages could adversely impact the Company's liquidity during the period in which a refund is paid. Although the Company cannot be certain as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available to it, that the expected outcome of this matter will not significantly affect the results of operations and financial condition of the Company.

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled Pro Futures Bridge Capital Fund, L.P. V. ThermoView Industries, Inc., et al., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of the Company's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of Company common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView has filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. The parties have not conducted discovery in connection with the allegations, and no hearing or trial is scheduled. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

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

8.   SUBSEQUENT EVENTS

     In April 2000, the Company completed negotiations to satisfy its obligations under certain earn-out provisions with previous owners of the Company's subsidiaries. As a result of the negotiations, the Board of Directors authorized 1,500,000 shares of 12% Series D cumulative preferred stock ($.001 par value and $5.00 stated value), and the Company then issued 1,417,000 shares to the previous owners in lieu of cash to satisfy $7,085,000 of obligations to them. This amount has been classified as a noncurrent amount due to sellers of acquired businesses in the accompanying condensed consolidated balance sheets, since it has been refinanced with preferred stock. An additional 22,316 shares of Series D preferred stock will be issued to compensate the previous owners for interest earned amounting to

                   THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 2000
                           (UNAUDITED)


8.   SUBSEQUENT EVENTS (CONTINUED)

$111,580 prior to settlement of the obligations. The Series D preferred stock is senior to the common stock of the Company and is on parity with the Series C preferred stock. The Series D preferred stock will pay cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12%, subject to the availability of such funds and the consent of the senior lender of the Company. The Series D preferred stock has an aggregate liquidation preference of $7,196,580 plus accumulated and unpaid dividends. The shares of Series D preferred stock are redeemable by the Company at its option, in whole or in part, for cash or common stock that equals the liquidation value of the shares redeemed. The shares of Series D preferred stock are not convertible into common stock, have no voting rights and contain no registration rights. A venture capital firm loaned one of the previous owners $1,500,000 at 12% interest, and collateralized the loan with the previous owner's 1,113,500 shares of 12% Series D cumulative preferred stock. A stockholder, who also is an officer and director of the Company, and a stockholder and former director of the Company have an ownership interest in the venture capital firm.

     The Company's mandatorily redeemable Series C preferred stock agreement contains terms that require increases in the number of common shares exercisable under stock purchase warrants and adjustments to the exercise price of such warrants, as well as increases in the number of common shares issuable upon conversion of the preferred shares, in certain circumstances. Also, the GE subordinated debt agreement contains terms that require increases in the number of common shares exercisable under a stock purchase warrant in certain circumstances. In May 2000, one of the stipulated circumstances occurred causing increases.
Accordingly, the two funds holding the mandatorily redeemable preferred stock now have warrants to purchase 600,000 shares (increased from 400,000 shares) of common stock at $12.00 per share (reduced from $18.00 per share) and are entitled to convert their preferred shares into 500,000 shares (increased from 400,000 shares) of common stock. Also, GE now has warrants to purchase 561,343 shares (increased from 555,343 shares) of common stock at $.03 per share. An additional 306,000 shares of common stock have been reserved for future issuance to accommodate the foregoing reset provisions.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH
CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH
STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR THE NEGATIVE
THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. THESE FACTORS
INCLUDE OPERATING LOSSES, CONTINUED AND INCREASED EXPENSES, NON-CASH DIVIDENDS AND INTEREST RELATED TO OUR FINANCINGS, RESTRICTIONS IMPOSED BY OUR LINE OF CREDIT AND SUBORDINATED DEBT, CONSUMER FINANCE DIVISION LOSSES, QUALITY CONTROL OF THE MANUFACTURING OF OUR PRODUCTS AND DELAYS IN THEIR DELIVERY, AND OUR INABILITY TO MEET OBLIGATIONS TO THE FORMER OWNERS OF
ACQUIRED BUSINESSES FOR SATISFYING FUTURE PERIOD FINANCIAL
TARGETS.

     ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS AND ASSUMPTIONS
REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE
CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE
OR ACHIEVEMENTS.

     The following should be read in conjunction with the response to Part I, Item 1. of this Report and the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

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

HISTORICAL RESULTS OF OPERATIONS

       THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS
ENDED MARCH 31, 2000

                                                FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                                --------------------------
                                                   1999           2000
                                                   ----           ----
                                                      (IN THOUSANDS)

Revenues ......................................   $21,750        $21,476
Cost of revenues earned .......................     9,764         10,382
                                                  -------        -------

Gross profit ..................................    11,986         11,094
Selling, general and administrative expenses ..    11,543         13,088
Depreciation expense ..........................       203            262
Amortization expense ..........................       860            869
                                                  -------        -------

Loss from operations ..........................      (620)        (3,125)
Interest expense ..............................      (411)        (1,093)
Interest income ...............................        62             68
                                                  -------        -------

Loss before income taxes ......................      (969)        (4,150)
Income tax benefit ............................       133          1,255
                                                  -------        -------

Net loss ......................................      (836)        (2,895)

Less preferred stock dividends:
 Cash .........................................       425            101
 Non-cash .....................................         -            470
                                                  -------        -------

Net loss attributable to common stockholders ..   $(1,261)       $(3,466)
                                                  =======        =======

     REVENUES. Revenues decreased from $21.8 million in the first quarter of 1999 to $21.5 million in the first quarter of 2000. Although revenues decreased only $300,000, there were significant fluctuations in quarterly revenues for certain subsidiaries. Precision Window Mfg., Inc., one of our manufacturers, and four of the retailers to which it provides windows, The Rolox Companies, Primax Window Co., ThermoView of Missouri and ThermoView of California, collectively reported $1.4 million less revenues in the first quarter of 2000 than in the similar period in 1999. This was due to a significant decline in production during the first quarter 2000 relocation of our Precision manufacturing plant in St. Louis, Missouri. Precision's production decline not only reduced revenues of Precision, but also caused revenue reductions at the four retail operations due to Precision's inability to produce and deliver windows during the plant relocation. We restored production at Precision to more normal levels early in the second quarter of 2000.

     The revenue reduction discussed above was offset by $1.6 million more revenue reported in the first quarter of 2000 by Thermo-Shield, our Illinois subsidiary. We purchased Thermo-Shield on March 1, 1999. Accordingly, the first quarter of 1999 included only one month of revenue for Thermo-Shield compared to three months of revenue in 2000.

     GROSS PROFIT. Gross profit, which represents revenues less cost of revenues earned, decreased from $12.0 million in the first quarter of 1999 to $11.1 million in the first quarter of 2000. The decline in manufacturing output and corresponding revenue reduction experienced by Precision and the four retail subsidiaries negatively impacted gross profit. Thermo-Shield's two additional months of operating results in the first quarter of 2000 partially offset this reduction in gross profit.

     Cost of revenues earned includes the cost of glass, vinyl, hardware, fabrication labor and manufacturing overhead for the manufacturing segment. For the retail segment, cost of revenues earned includes the cost of vinyl windows, doors, textured coating, vinyl siding, and other home improvement products purchased plus installation costs and other indirect materials and labor.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $11.5 million in the first quarter of 1999 to $13.1 million in the first quarter of 2000. The $1.6 million increase in selling, general and administrative expenses is largely due to two more months of Thermo-Shield's operations in the first quarter of 2000 causing an increase over the first quarter of 1999 of $1.2 million, and additional corporate office expenses in the first quarter of 2000 over the first quarter of 1999 amounting to approximately $300,000. The higher corporate expenses in the first quarter of 2000 are principally due to consulting fees and other professional services.

     Selling, general and administrative expenses include sales commissions, advertising expenses, rent expense, corporate operating costs and other general and administrative expense.

     DEPRECIATION EXPENSE. Depreciation expense increased from $203,000 in the first quarter of 1999 to $262,000 in the first quarter of 2000 as a result of recent capital expenditures, particularly related to our Precision manufacturing plant.

     AMORTIZATION EXPENSE. Amortization expense increased from $860,000 in the first quarter of 1999 to $869,000 in the first quarter of 2000. Although there were increases in amortization expense in the first quarter of 2000 at several of the subsidiaries as the former owners secured an increase to our purchase price of their entities by achieving post-acquisition earnings targets, amortization at the corporate level decreased in the first quarter of 2000 as a result of lower amortization of deferred loan costs.

     INTEREST EXPENSE. Interest expense increased from $411,000 in the first quarter of 1999 to $1.1 million in the first quarter of 2000 primarily as a result of interest on the $10.0 million senior subordinated promissory note with GE Capital, which began accruing in mid-1999.

     INCOME TAX BENEFIT. The benefit for income taxes in the first quarter of 1999 and the first quarter of 2000 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization.

     As of March 31, 2000, we had deferred income tax assets of $3 million. Because of cost reductions, lower product costs expected because of outsourcing manufacturing, the introduction of new products and various other performance improvements, we believe it is more likely than not that our future taxable income will be sufficient to enable us to realize these deferred income tax assets.

     CASH DIVIDENDS. The cash dividends of $425,000 in the first quarter of 1999 represent dividends paid on our Series A and Series B preferred stock, which converted into shares of our common stock effective December 31, 1999. The cash dividends of $101,000 in the first quarter of 2000 represent dividends paid on our mandatorily redeemable Series C convertible preferred stock.

     NON-CASH DIVIDENDS. Non-cash dividends of $470,000 in the first quarter of 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had cash and equivalents of $1.0 million, working capital of $841,000, $21.8 million of long-term debt, net of current maturities, $7.1 million of non-current amounts due to sellers of acquired businesses, and $5.1 million of mandatorily redeemable preferred stock. Our operating activities for the three months ended March 31, 2000, used $764,000 of cash. Our operating activities for the three months ended March 31, 1999, provided $1.2 million of cash.

     The use of cash for investing activities for the three months ended March 31, 2000, relates primarily to additional consideration paid under terms of a 1999 acquisition agreement which accounts for the use of $1.0 million of cash. Investing activities also included investments in property and equipment of $351,000 in the three months ended March 31, 2000. During the three months ended March 31, 1999, we used $12.9 million for acquisitions and invested $1.0 million in property and equipment.

     We used $151,000 in cash to finance activities in the three months ended March 31, 2000, comprised of $101,000 for preferred stock dividends and $50,000 for repayment of debt. The major sources of cash provided by financing activities for the three months ended March 31, 1999, were borrowings from our PNC Bank credit facility of $8.7 million and related party borrowings of $5.1 million.

     On April 14, 2000, PNC Bank extended the maturity date of our $15 million credit facility from January 1, 2001, to May 1, 2001. On or before May 1, 2001, we anticipate either extending the term of the credit facility or refinancing it. Pursuant to the terms of the line of credit, at any one time, the aggregate unpaid principal amount of advances under the line of credit shall not exceed the lesser of $15.0 million, or our earnings before interest, income taxes, depreciation and amortization, as defined in the loan documents, for the immediately preceding four fiscal quarters from our most recent financial statements multiplied by 4.6 as of March 31, 2000, 4.5 as of June 30, 2000 and 3.5 as of September 30, 2000 and thereafter.

     We have secured the line of credit by substantially all of our personal property and by a pledge to PNC Bank of all of our ownership interests in our subsidiaries. The line of credit requires that any company acquired by us must become a borrower under the line of credit. Additionally, the line of credit obligates us to pay a quarterly unused loan fee and other fees and expenses. Four of our stockholders, two of whom are also our executive officers and directors, also agreed to guarantee $3 million of the credit facility for fees equal to an annual rate of 5% from April 2000 through June 2000 and 10% thereafter subject to Board of Director approval.

     As of the date of this Form 10-Q, we have borrowed the entire amount available to us under the line of credit.

     Our line of credit with PNC Bank and subordinated debt owed to GE Capital require us to comply with affirmative and negative covenants. We must maintain various financial ratios and these lenders may restrict us from incurring other debt. We may not pay dividends on our common stock while the line of credit and the subordinated debt are outstanding. We are also subject to other restrictions, including restrictions pertaining to significant corporate transactions and management changes.

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

     We violated PNC Bank and GE Capital covenants at December 31, 1999, and through March 30, 2000. The covenant violations resulted largely from losses during the twelve-month period prior to covenant measurement dates. Because of losses, we currently have no excess cash available for unanticipated working capital purposes. PNC Bank and GE Capital have waived these covenant violations as of December 31, 1999 and through March 30, 2000, and have reset financial covenants to accommodate compliance at March 31, 2000, and in the future.

     As of December 31, 1999, we owed $8,085,000 to previous owners of our subsidiaries for additional consideration under terms of our acquisition agreements. In February 2000, we paid $1 million cash towards these obligations. In April 2000, we negotiated agreements with the previous owners for the issuance of 1,417,000 shares of our 12% Series D cumulative preferred stock with a liquidation value of $5.00 per share in lieu of the remaining $7,085,000 obligation due to them. We also agreed to issue an additional 22,316 shares of our Series D preferred stock to compensate the previous owners for interest earned in an amount equal to $111,580 prior to settlement of the obligations. Our Series D preferred stock will pay cumulative dividends at the rate of $.60 per share annually, subject to the availability of such funds and the consent of PNC Bank.

     We incurred significant operating losses in the first quarter of 2000 resulting largely from a significant decline in production during the relocation of our Precision manufacturing plant in St. Louis, Missouri. The production decline at Precision also caused losses at a number of our retail operations due to Precision's inability to deliver windows. We restored production to normal levels early in the second quarter of 2000. The reduced pace of installing windows by our retail operations in the first quarter did contribute to a higher revenue backlog for our second quarter.

     In spite of these losses, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

     * payment of the interest on our line of credit and subordinated debt;

     * payment of dividends due on our Series C and Series D preferred stock;

     *    working capital requirements; and

     *    planned property and equipment capital expenditures.

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

     We will need additional sources of financing to open new locations and expand the market areas of our existing retail subsidiaries. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund additional acquisitions, successfully promote our products, open new locations, or develop new or enhanced products, any of which could lower our revenues and net income, if we achieve profitability in the future. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

     We will pay dividends on the Series C and Series D preferred stock, subject to the consent of PNC Bank in connection with the Series D preferred stock, until the shares are redeemed or converted.

PENDING LITIGATION

     ThermoView does not anticipate any significant adverse effect on our results of operations or cash flow through December 2000 because of the Pro Futures litigation described in Part II - Other Information, Item 1. Legal Proceedings. Although ThermoView believes the claims in this litigation are without merit and intends to vigorously defend the suit, an adverse outcome, thereafter, in this action could have a material adverse effect on our results of operations and cash flow.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
       RISK

     Changes in interest rates expose us to market risk. As of March 31, 2000, approximately 60% of our debt portfolio consisted of variable-rate debt and approximately 40% consisted of fixed-rate debt. With respect to the variable-rate debt, a hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $150,000 as of March 31, 2000.

     Interest rate changes would result in gains or losses in the market value of our fixed-rate debt due to the differences between the current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at March 31, 2000, a 10% change in interest rates would not have resulted in a significant change in the fair value of our fixed-rate debt.

                   Part II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView has filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. The parties have not conducted discovery in connection with the allegations, and no hearing or trial is scheduled. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     Effective May 1, 2000, Delores P. Kesler resigned as a member of the Board of Directors of ThermoView for health reasons, subject to acceptance by the ThermoView Board of Directors.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

       Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 20), which index is incorporated herein by reference.

(b)  Reports on Form 8-K.

       None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ThermoView Industries, Inc.



Date:  May 12, 2000           By:  /s/ Stephen A. Hoffmann
                                 -------------------------------
                                   Stephen A. Hoffmann,
                                   Chief Executive Officer
                                   (principal executive officer)


Date:  May 12, 2000           By:  /s/ John H. Cole
                                 -------------------------------
                                   John H. Cole,
                                   Chief Financial Officer
                                   (principal financial and
                                   accounting officer)

                        INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBITS
------              -----------------------

10.1      --   Agreement regarding earn out, dated as of
               April 14, 2000, by and among registrant and
               Michael S. Haines.
10.2      --   Agreement regarding earn out, dated as of
               April 14, 2000, by and among registrant and
               Bradley A. Smith.
10.3      --   Agreement regarding earn out, dated as of
               April 14, 2000, by and among registrant and Steven
               B. Hoyt.
10.4      --   Agreement regarding earn out, dated as of
               April 14, 2000, by and among registrant and Alvin
               W. Leingang.
10.5      --   Agreement regarding earn out, dated as of
               April 14, 2000, by and among registrant and Rodney
               H. Thomas.
10.6      --   Fifth Amendment to Loan Agreement and
               Amendment to Note, dated as of April 14, 2000, by
               and among Borrowers and PNC Bank, N.A.
10.7      --   Amendment No. 2 and Waiver, dated as of April
               14, 2000, by and between the registrant and GE
               Capital Equity Investments, Inc.
10.8      --   Amendment to Triple Net Lease Agreement,
               dated April 14, 2000, by and between Thomas
               Construction, Inc., and 13397 Lakefront Drive,
               LLC.
10.9      --   Amendment to Furniture and Fixture Lease,
               dated April 14, 2000, by and between Thomas
               Construction, Inc., and Investors Property Holding
               I, LLC.
10.10     --   Window License Agreement, dated as of March
               21, 2000, as amended on April 14, 2000, by and
               between the registrant and Research Frontiers
               Incorporated
27.1      --   Financial Data Schedule