Form 10-Q
period 2000-06-30
THERMOVIEW INDUSTRIES INC
filed 2000-08-21
CIK 1083753

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______.

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of July 31, 2000, 7,449,257 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

-------------------------------------------------------------------------------

                             THERMOVIEW INDUSTRIES, INC.
                                  TABLE OF CONTENTS


Part I Financial Information
   Item 1. Financial Statements..................................1
      Condensed Consolidated Balance Sheets......................1
      Condensed Consolidated Statements of Operations............3
      Condensed Consolidated Statements of Cash Flows............4
      Notes to Condensed Consolidated Financial Statements.......5
   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations.................................16
   Item 3. Quantitative and Qualitative Disclosures About Market
      Risk......................................................26
Part II Other Information
   Item 1. Legal Proceedings....................................28
   Item 2. Changes in Securities and Use of Proceeds............28
   Item 3. Defaults Upon Senior Securities......................28
   Item 4. Submission of Matters to a Vote of Security Holders..28
   Item 5. Other Information....................................29
   Item 6. Exhibits and Reports on Form 8-K.....................29
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets



                                                  December 31,  June 30, 2000
Assets                                                1999       (Unaudited)
                                                  -----------------------------
Current assets:
  Cash and equivalents                              $3,331,721     $ 845,458
  Receivables:
   Trade, net of allowance for doubtful accounts
     of $276,000 in 1999 and $285,000 in 2000        5,062,127     4,490,991
   Finance, net of unearned interest of $149,000
in 1999 and $155,081 in 2000                            60,000        55,030
   Related party                                        55,554        34,164
   Other                                               337,482       355,052
  Costs in excess of billings on uncompleted
contracts                                            1,274,073     1,691,330
  Inventories, net of reserves of $165,000 in
2000                                                 2,300,643     2,254,571
  Prepaid expenses and other current assets            342,978       414,047
  Deferred income taxes                                322,000             -
                                                  -----------------------------
Total current assets                                13,086,578     10,140,643

Property and equipment, net of accumulated
  depreciation of $1,169,604 in 1999 and
  $1,531,888 in 2000                                 3,679,179     3,243,677

Other assets:
  Goodwill, net of accumulated amortization of
   $3,645,468 in 1999 and $4,336,686 in 2000        74,162,341     61,851,354
  Deferred income taxes                              1,406,000             -
  Finance receivables, net of unearned interest
   of $1,092,411 and reserves of $200,000 in
   1999 and unearned interest of $1,170,635 and
   reserves of $565,500 in 2000                        932,411       502,523
  Other assets                                         704,675       777,047
                                                  -----------------------------
                                                    77,205,427     63,130,924

                                                  -----------------------------
Total assets                                        $93,971,184    $76,515,244
                                                  =============================

                                               December 31, 1999   June 30, 2000
                                                             (Unaudited)
                                                 ------------------------------
Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                  $3,444,402     $4,662,363
  Due to sellers of acquired businesses              1,000,000        450,000
  Accrued expenses                                   3,278,924      3,992,588
  Billings in excess of costs on uncompleted
contracts                                              930,732      1,273,787
  Income taxes payable                                 116,784         73,334
  Current portion of long-term debt                    358,920      5,376,366
                                                  -----------------------------
Total current liabilities                            9,129,762     15,828,438

Long-term debt                                      21,399,874     17,297,381
Due to sellers of acquired businesses                7,085,000            -
Other long-term liabilities                             32,542        427,040

Mandatorily  redeemable  Series C convertible
  preferred stock,  $.001 par value
  (aggregate  redemption  amount and  liquidation
  preference of $6,000,000); 25,000 shares authorized;
  6,000 shares issued and outstanding                4,648,550      5,471,420

Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized:
   Series A, $.001 par value; none issued                    -              -
   Series B, $.001 par value; none issued                    -              -
   Series D, $.001 par value; 1,439,316 shares
issued and outstanding                                       -          1,439
  Common stock, $.001 par value; 25,000,000
   shares authorized; 7,389,592 shares issued
   and outstanding in 1999 and 7,449,257 shares
   issued and outstanding in 2000                        7,390          7,449
  Paid-in capital                                   59,794,361     64,861,188
  Accumulated deficit                               (8,126,295)   (27,379,111)
                                                  -----------------------------
Total stockholders' equity                          51,675,456     37,490,965

                                                  -----------------------------
Total liabilities and stockholders' equity          $93,971,184   $76,515,244
                                                  =============================

                             See accompanying notes.

                           ThermoView Industries, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)



                            For the three            For the six
                             months ended            months ended
                               June 30,                June 30,
                         ---------------------   ---------------------
                            1999       2000         1999         2000
                            ----       ----         ----         ----

Revenues                 $28,446,493 $27,230,072 $50,196,310  $48,706,488

Cost of revenues earned   12,738,104  12,967,297  22,502,359   23,349,374
                         -----------------------  ------------------------

Gross profit              15,708,389  14,262,775  27,693,951   25,357,114

Selling, general and
  administrative
  expenses                13,847,495  14,619,093  25,389,692   27,707,146
Unusual charges                    -  10,745,000           -   10,745,000
Depreciation expense         236,326     283,157     439,531      545,723
Amortization expense         694,965     877,608   1,554,872    1,746,249
                         ----------------------- ------------------------

Income (loss) from
operations                   929,603 (12,262,083)    309,856  (15,387,004)

Interest expense            (446,213) (1,149,005)   (857,837)  (2,242,325)
Interest income               38,335      37,391     100,666      105,513
                         ----------------------- ------------------------

Income (loss) before
income taxes                 521,725 (13,373,697)   (447,315) (17,523,816)

Income tax provision         470,000   2,984,000     337,000    1,729,000
                         ----------------------- ------------------------

Net income (loss)             51,725 (16,357,697)   (784,315) (19,252,816)

Less preferred stock dividends:
  Series A and B cash
dividends                    421,346           -     846,076            -
  Series C cash
dividends                    143,605           -     143,605      100,800
  Series C non-cash
dividends                  1,464,290     540,435   1,464,290    1,010,070
  Series D undeclared
dividends                          -     180,000           -      180,000
                         ----------------------- ------------------------

Net loss attributable
  to common
  stockholders          $(1,977,516)$(17,078,132)$(3,238,286)$(20,543,686)
                         =======================  =======================

Basic and diluted loss
  per common share        $   (0.41)   $   (2.16)  $   (0.68)   $   (2.60)
                         =======================  =======================

Weighted average shares
outstanding               4,813,120    7,909,338   4,750,323    7,914,833
                         =======================  =======================

                      See accompanying notes.

                           ThermoView Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                  For the six months
                                                        ended
                                                       June 30,
                                                   1999         2000
                                              --------------------------

Operating activities
Net loss                                       $ (784,315) $(19,252,816)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operations:
   Depreciation and amortization                1,994,403     2,291,972
   Deferred income taxes                          112,500     1,728,000
   Accretion of debt discount                           -       799,998
   Unusual charges                                      -    10,745,000
   Loss on finance receivables                          -       380,000
   Other                                                -       111,482
   Changes in operating assets and
liabilities                                     1,582,360     2,448,932
                                              -------------------------
Net cash provided by (used in) operating
activities                                      2,904,948      (747,432)

Investing activities
Acquisitions of businesses, net of cash
acquired                                      (18,125,231)   (1,002,795)
Payments for purchase of property and
equipment                                      (1,229,011)     (469,486)
Other                                            (538,421)       39,053
                                              -------------------------
Net cash used in investing activities         (19,892,663)   (1,433,228)

Financing activities
Increase in long-term debt                     13,810,039             -
Payments of long-term debt                       (248,559)     (204,803)
Proceeds from issuance of mandatorily
  redeemable preferred stock and detachable
  stock purchase warrants, net of fees          5,405,060             -
Preferred stock dividends paid in cash           (989,681)     (100,800)
                                              -------------------------
Net cash provided by (used in) financing
activities                                     17,976,859      (305,603)
                                              -------------------------
Net increase (decrease) in cash and
equivalents                                       989,144    (2,486,263)
Cash and equivalents at beginning of period     1,302,797     3,331,721
                                              -------------------------
Cash and equivalents at end of period          $2,291,941     $ 845,458
                                              =========================

                      See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


1. Basis of Presentation and Management's Plans

      The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses, has a working capital deficit at June 30, 2000, and used cash in its operations during the six month period ended June 30, 2000. The Company also violated debt covenants at certain dates during the six month period ended June 30, 2000. Although lenders have waived the defaults, the debt covenant violations together with the other factors mentioned above currently raise substantial doubt about the Company's ability to continue as a going concern. The more significant factors giving rise to management's concern in the second quarter of 2000 were that the second quarter operating results were well below plan and that a significant working capital deficit arose in the second quarter due to the operating losses and a recently negotiated requirement to pay down $5 million of PNC Bank, N.A. debt by December 27, 2000. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time based upon, among other things, the Company achieving the goals described below. The Company plans to increase cash flows and to take steps towards achieving profitable operating results through increased management focus on improving the Company's retail segment's operating results, the closure of unprofitable operations, and reduction of corporate administrative expenditures. As more fully discussed in Note 8, steps have already been taken by management to close unprofitable operations. Steps have also been taken to reduce administrative expenditures principally by terminating corporate employees. Also, as more fully discussed in Note 6, the Company intends to refinance its $15 million credit facility owed to PNC Bank, N.A.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1. Basis of Presentation and Management's Plans (Continued)


      These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      Results of operations for the six month period ended June 30, 1999, includes the operating results of the Thermo-Shield Companies from acquisition date on March 1, 1999. Assuming Thermo-Shield Companies had been acquired as of January 1, 1999, the Company's consolidated results of operations for the six months ended June 30, 1999 are as shown:

Revenues                                          $52,698,127
Net loss                                             (756,356)
Net loss applicable to common stockholders         (3,210,327)
Basic and diluted loss per common share                  (.67)

2. Inventories

      Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites.

3.    Loss per Common Share

      Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three and six month periods ended June 30, 2000, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses for the three and six month periods ended June 30, 1999 and 2000, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

4.    Income Taxes

      The income tax provision for the three and six month periods ended June 30, 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to income (loss) before income taxes primarily as a result of state taxes and non-deductible goodwill amortization.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

4.    Income Taxes (Continued)


      At December 31, 1999 and March 31, 2000, the Company reported $1,728,000 and $2,983,000, respectively, of deferred income tax assets. Due to operating losses incurred during the three month period ended June 30, 2000, the Company is now forecasting a taxable loss for the year ending December 31, 2000. Management has concluded that it is more likely than not that the Company's deferred tax assets will not be realized and, accordingly, the deferred tax assets at June 30, 2000, have been fully offset by a valuation allowance. As a result, the income tax provision for the three and six month periods ended June 30, 2000 includes the effect of recognizing a valuation allowance against the deferred tax assets that existed at the beginning of such periods.

5.    Segment Information

      For the three and six month periods ended June 30, 1999 and 2000, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into three reportable operating segments: manufacturing, retail and financial services.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

5.    Segment Information (Continued)


Manufacturing

      The  manufacturing  segment  includes the businesses that  manufacture and
sell  vinyl  replacement   windows  to  the  Company's  retail  segment  and  to
unaffiliated customers.

Retail

      The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

Financial Services

      The financial services segment finances credit sales of the retail segment. Key Home Credit, ThermoView's Owensboro, Kentucky, finance subsidiary, was closed in July 2000 since expanding the subsidiary would have required considerable capital. Management decided that the Company could more effectively employ capital to expand its high margin retail business.

      Segment information for the three month and six month periods ended June 30, was as follows:

   For the three
      months                                   Financial
ended June 30, 1999  Manufacturing  Retail     Services  Corporate Consolidated
-------------------  -------------  ------     --------  --------- ------------
Revenues from
  external customers $2,172,408   $26,240,832   $15,987    $17,266  $28,446,493
Intersegment
  revenues            2,488,493             -         -          -    2,488,493
Income (loss) from
  operations            278,718     1,917,739   (82,952)(1,183,902)     929,603
Total assets         11,463,241    70,311,769 1,027,153  2,752,277   85,554,440

   For the three
       months
ended June 30, 2000
Revenues from
  external customers  $2,056,794  $25,155,837  $ 17,441  $       -  $27,230,072
Intersegment
  revenues             1,418,455            -         -          -    1,418,455
Restructuring
  charges             (3,843,652)  (6,901,348)        -          -  (10,745,000)
Loss from operations  (4,419,090)  (5,872,652) (455,583)(1,514,758) (12,262,083)
Total assets           8,038,263   67,255,220   610,931    610,830   76,515,244
 For the six months
ended June 30, 1999
Revenues from
  external customers  $3,422,494  $46,712,374  $ 34,002   $ 27,440  $50,196,310
Intersegment
  revenues             4,344,282            -         -          -    4,344,282
Income (loss) from
  operations             232,426    2,594,115  (163,898)(2,352,787)     309,856
Total assets          11,463,241   70,311,769 1,027,153  2,752,277   85,554,440

 For the six months
ended June 30, 2000
Revenues from
  external customers  $3,106,841  $45,569,278  $ 30,369   $      -  $48,706,488
Intersegment revenues  3,111,485            -         -          -    3,111,485
Restructuring charges (3,843,652)  (6,901,348)        -          -  (10,745,000)
Loss from operations  (5,070,819)  (6,973,351) (532,980)(2,809,854) (15,387,004)
Total assets           8,038,263   67,255,220   610,931    610,830   76,515,244

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

6. Financing Arrangements

      The Company is required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of its financing agreements, including restrictions as to the payment of dividends, and the incurrence of additional indebtedness. The Company violated covenants at certain dates during the six month period ended June 30, 2000. The Company's principal lenders, PNC Bank, N.A., and GE Capital Equity Investments, Inc. ("GE"), have waived these covenant violations through June 30, 2000. Debt covenants have been amended with the most restrictive covenants being a requirement to pay PNC Bank, N.A., $5 million by December 27, 2000 and a debt service coverage test as defined in the amended debt agreement. Although the Company believes it will be able to comply with the amended debt covenants, it is reasonably possible it may not be able to comply. In this event, PNC Bank, N.A., and GE will have the right to demand payment of the total amounts due them, including the amounts classified as long-term obligations in the accompanying condensed consolidated balance sheet as of June 30, 2000.

      In August 2000, PNC Bank, N.A., extended the maturity date of $10 million of ThermoView's $15 million credit facility from May 1, 2001 to July 1, 2001. In connection with waiving defaults at June 30, 2000, as noted above, PNC Bank, N.A. is requiring the Company to repay $5 million of the credit facility by December 27, 2000. Accordingly, $5 million of the credit facility is included in the current portion of long-term debt as of June 30, 2000.

      PNC Bank, N.A. is also not permitting the payment of any cash dividends on the Company's Series C or Series D preferred stock until the earlier of repayment of the entire $15 million credit facility or September 30, 2001. Although $5 million is the only amount currently due, management intends to pursue refinancing the entire $15 million credit facility prior to December 31, 2000. Alternatives to a complete refinancing before December 31, 2000, would be to refinance only the $5 million portion currently due or to sell the Company's manufacturing facility in North Dakota to raise sufficient funds to retire the $5 million due in December 2000. Although management intends to aggressively pursue these alternatives, there is no assurance that sufficient funds will be available by December 2000 to retire the $5 million of debt (see Note 1 describing going concern uncertainty). Four stockholders of the Company (one of whom is also an officer and director of the Company) continue to guarantee a total of $3 million of the credit facility for fees equal to an annual rate of 10%.

      The Series C mandatorily redeemable preferred stock has a quarterly dividend payment requirement to be paid with 70% cash and 30% Company common stock. The annual dividend rate is 9.6%. Also, in conjunction with the issuance of the Series C preferred stock, the Company issued warrants to purchase up to a total of 400,000 shares of common stock at $21.00 per share (the number of shares and exercise price being subject to adjustment in certain circumstances) at any time until April 22, 2004. Additionally, the Company and the Funds entered into a registration rights agreement whereby the Company agreed to register 150% of the shares of common stock issuable upon conversion of the Series C preferred stock and exercise of the warrants. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission
(SEC) in December 1999 registering the aforementioned shares. The Company has agreed to keep the registration statement effective for four years after the date the SEC declared the registration statement effective unless the Funds have sold all of the common stock covered by the registration statement or unless the Funds may sell the common stock without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended. For every month in which (i) the Company has failed to keep the registration statement effective as required, or
(ii) the common stock is not listed or quoted on a national securities exchange, the Funds have the right to require the Company to pay them a cash penalty equal to 2% of the product of the number of shares of Series C preferred stock then outstanding and $1,000. The registration rights agreement also grants the Funds certain other demand and piggy-back registration rights.

      As mentioned above, the Series C preferred stock agreement contains terms that require increases in the number of common shares exercisable under stock purchase warrants and adjustments to the exercise price of such warrants, as well as increases in the number of common shares issuable upon conversion of the preferred shares, in certain circumstances. Also, the GE subordinated debt agreement contains terms that require increases in the number of common shares exercisable under a stock purchase warrant in certain circumstances. In May 2000, one of the stipulated circumstances occurred causing increases. Accordingly, the two funds holding the mandatorily redeemable preferred stock now have warrants to purchase 600,000 shares (increased from 400,000 shares) of common stock at $12.00 per share (reduced from $18.00 per share) and are entitled to convert their preferred shares into 500,000 shares (increased from 400,000 shares) of common stock. Also, GE now has warrants to purchase 561,343 shares (increased from 555,343 shares) of common stock at $.03 per share. An additional 306,000 shares of common stock have been reserved for future issuance to accommodate the foregoing reset provisions.

      In August 2000, the two funds holding the mandatorily redeemable preferred stock agreed to be paid dividends with 100% Company common stock until such time as the normal quarterly dividend payments of part cash, part common stock are again permitted in accordance with terms of the PNC Bank, N.A. agreement. Payment of the cash portion of the dividend in common stock will be dilutive. Assuming the stock dividend continues for five quarters at a market trading price of $1 per share, the Company would be required to issue approximately 500,000 additional shares of its common stock to the two funds in lieu of cash dividends. Also in August 2000, the two funds temporarily waived their right to keep their registration effective, and will not impose the penalties permitted under the agreement during the waiver period which extends through May 31, 2001.

      In April 2000, the Company completed negotiations to satisfy its obligations under certain earn-out provisions with previous owners of the Company's subsidiaries. As a result of the negotiations, the Board of Directors authorized 1,500,000 shares of 12% Series D cumulative preferred stock ($.001 par value and $5.00 stated value), and the Company then issued 1,417,000 shares to the previous owners in lieu of cash to satisfy $7,085,000 of obligations to them. An additional 22,316 shares of Series D preferred stock have been issued to compensate the previous owners for interest earned amounting to $111,580 prior to settlement of the obligations. The Series D preferred stock is senior to the common stock of the Company and is on parity with the Series C preferred stock. The Series D preferred stock will pay cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12% subject to the availability of such funds and the consent of the senior lender of the Company. As previously discussed, the senior lender is not currently permitting payment of these dividends. The Series D preferred stock has an aggregate liquidation preference of $7,196,580 plus accumulated and unpaid dividends which amounted to $180,000 as of June 30, 2000. The shares of Series D preferred stock are redeemable by the Company at its option, in whole or in part, for cash or common stock that equals the liquidation value of the shares redeemed. The shares of Series D preferred stock are not convertible into common stock, have no voting rights and contain no registration rights. A venture capital firm loaned one of the previous owners $1,500,000 at 12% interest, and collateralized the loan with the previous owner's 1,113,500 shares of 12% Series D cumulative preferred stock. A stockholder, who also is an officer and director of the Company, and a stockholder and former director of the Company have an ownership interest in the venture capital firm.


7. Contingencies

      The Company entered into a 90-day listing agreement in October 1999 with IPO.COM, Inc. under which the Company authorized IPO.COM to include its prospectus on the IPO.COM web site. In addition to hosting the Company's prospectus, IPO.COM provided summary material relating to the Company and its initial public offering on its web site. The IPO.COM web site also provided a direct link to the Company's web site. Although the Company did not intend to create an agency relationship with IPO.COM, and while the Company believes that IPO.COM is not and has not acted as its agent, the listing agreement may have created an agency relationship. If IPO.COM is deemed the Company's agent pursuant to the listing agreement, the summarized material contained in the IPO.COM web site relating to the Company and its initial public offering and the information contained in the Company's web site could constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the summarized materials relating to the Company in the IPO.COM web site or the materials contained in the Company's web site did constitute a violation of the Securities Act of 1933, investors in the initial public offering would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration they paid for their common stock or, if these persons had already sold the common stock, to sue the Company for damages resulting from their purchase of common stock. These damages could total up to approximately $6.9 million, plus interest, if these investors seek recovery or damages after an entire loss of their investment. Any recovery or damages could adversely impact the Company's liquidity during the period in which a refund is paid. Although the Company cannot be certain as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available to it, including the advice of legal counsel, that the expected outcome of this matter will not significantly affect the results of operations and financial condition of the Company.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

7. Contingencies (Continued)

      On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView has filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView has also exercised an election for the removal of the action to the US District Court of Colorado, and the matter has been designated by the US District Court as Civil Action No. 00-B-722. Pro Futures has filed a motion to remand the action back to the original venue. The court has not rendered an opinion on the motion to remand. A scheduling order has been entered establishing a trial date in December 2001. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

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

8.    Unusual Charges

      As a result of the Company's decisions to reduce emphasis on the manufacturing segment and to enhance cash flow and profitability of the Company's retail operations, the Company recorded unusual charges of $10,745,000 in the quarter ended June 30, 2000.

      The unusual charges specifically relate to management's and the Board's decisions to close and abandon two ThermoView subsidiaries as follows:

           Operation                          Activity

Precision Window Mfg., Inc.     Manufacturer   of   windows  in  St.
(Precision)                     Louis, Missouri

American Home  Developers  Co., Retailer   of   primarily   textured
Inc.                            coatings in Los Angeles, California
(American Home Developers)

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

8.    Unusual Charges (Continued)


      The Company's results of operations for the three and six month periods ended June 30, include the following amounts for these entities:

                                                        Income (Loss) from
                                                         Operations Before
For the three months ended June 30, 1999     Revenues    Unusual Charges
----------------------------------------     --------    ---------------
Precision                                   $1,968,808      $ 162,592
American Home Developers                     1,221,833        (35,388)

For the three months ended June 30, 2000
----------------------------------------
Precision                                    1,180,080       (863,629)
American Home Developers                       803,152       (150,718)

For the six months ended June 30, 1999
--------------------------------------
Precision                                    3,640,985        296,784
American Home Developers                     2,185,773        (82,446)

For the six months ended June 30, 2000
--------------------------------------
Precision                                    2,710,377     (1,366,365)
American Home Developers                     1,473,200       (328,335)

      The unusual charges consist of the following:

                                               American
                                                 Home
                                   Precision  Developers     Total

Goodwill write-off                $ 3,075,484 $6,891,348  $9,966,832
Write down of tangible  assets to
  net realizable value                568,168     10,000     578,168
Additional warranty reserve           200,000          -     200,000
                                  ----------- ----------  ----------
                                  $ 3,843,652 $6,901,348  $10,745,000
                                  =========== ==========  ===========

      The Board of Directors in January 2000 authorized management to seek buyers for the Company's two manufacturing subsidiaries. Management did not intend to dispose of these subsidiaries if the transaction resulted in a loss to ThermoView. However, Precision had significant operating losses in the first and second quarters of 2000, and management has not been successful in locating a purchaser of the business. Because of the poor operating performance of Precision in the first half of 2000 and anticipated future losses, management and the Board decided in June 2000 to close this subsidiary and abandon the business including Precision's product lines and customer relationships. The Company anticipates completion of this process in August 2000. The writedown of tangible assets to net realizable value noted above relates to Precision's inventories and equipment which are expected to be sold below cost based on current estimates of selling prices. Precision's warranty reserve has been adjusted for the expected increase in warranty costs which will occur as a result of having to use an outside party to perform warranty work once Precision is closed. Precision's manufacturing facilities are leased under an agreement which expires in December 2004 and has remaining rental payments of $1,100,000 as of June 30, 2000. The Company believes this facility can be subleased for rents at least equal to the rental obligation and, therefore, expects no significant loss on this commitment.

      As discussed in Note 6, management may dispose of the North Dakota manufacturing subsidiary to generate sufficient funds to satisfy the requirement to repay the $5 million of PNC Bank, N.A. credit facility by December 2000. However, since the North Dakota subsidiary is profitable, management prefers not to sell it if there are suitable alternatives to refinance the $5 million required payment and if a satisfactory sales price cannot be achieved for the business. No loss on the sale of the North Dakota manufacturing subsidiary has been recognized at June 30, 2000, even though a loss on sale may be likely, since management has not yet made a decision to sell the subsidiary. ThermoView's investment in the subsidiary amounts to approximately $6.9 million at June 30, 2000. Since the subsidiary's estimated future cash flows are sufficient to recover the related assets, there is no current impairment of long-lived assets relative to this subsidiary as ThermoView continues to own and operate it as a manufacturing business.

      American Home Developers incurred losses and had negative cash flow in the first six months of 2000. Since this subsidiary sold to a different customer base and the development of its product mix was moving contrary to the diversified home improvement product mix of ThermoView's other southern California locations, management concluded in June 2000 that closing this unprofitable operation and abandoning its underlying business was a better alternative than trying to merge the subsidiary with other ThermoView businesses. The operation was closed in July 2000.

9.    Stockholders' Equity

      In March 2000, 12,500 shares of common stock having a fair value of $50,000 were issued to satisfy the Company's obligation for royalty payments under a license agreement with Research Frontiers Incorporated.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

9.    Stockholders' Equity (Continued)


      On April 30, 2000, 18,000 shares of common stock having a fair value of $43,884 were issued as additional consideration for a 1998 acquisition. In addition, 76,263 shares of common stock were taken back by ThermoView relating to a 1999 acquisition that did not achieve its first year's targeted earnings for the year ended February 29, 2000. The 76,263 shares were originally valued at $1,298,469, and this amount has now been reversed from goodwill and stockholders' equity.

      In June 2000, the Company's stockholders approved a reduction in preferred authorized shares from 50 million to 5 million and a reduction in common authorized shares from 100 million to 25 million. In addition, the Company's stockholders authorized the Company to issue up to 3.75 million shares of common stock in one or more private placements.

      On June 20, 2000, the Board of Directors approved, subject to stockholder approval, the 2000 stock option plan (the "2000 Plan"). Under the 2000 Plan, qualified or non-qualified stock options may be granted to key employees and nonemployee directors of the Company. The exercise price and terms of any options granted are determined at the date of grant.

      The remaining shares available for grant under the 1999 Plan as of the close of business on September 30, 2000, are to be transferred to and reserved for issuance under the 2000 Plan. After transfer of 1999 Plan remaining shares to the 2000 Plan, 1,400,000 shares are to be reserved for issuance under the 2000 Plan.

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

Overview

      We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings and kitchen and bathroom remodeling products. We have financed a portion of our customers' purchases through Key Home Credit, our consumer finance subsidiary. However, our finance subsidiary was closed in July 2000 since expanding the subsidiary would have required considerable capital. We anticipate a greater reliance on strategic relationships with unaffiliated companies to improve our operations in the manufacturing and financial services business segments.

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

      Manufacturing. Our manufacturing segment consists of our subsidiaries that manufacture and sell vinyl replacement windows to our retail segment and to unaffiliated customers. Sales from the manufacturing segment to our retail segment have been a larger percentage of our manufacturing revenues in recent years, however, this trend will not continue as our retail subsidiaries are obtaining windows manufactured from unaffiliated vendors. We believe that with our present retail volume, we can achieve lower product cost and more consistent product quality by outsourcing to high volume window manufacturers rather than to expand our internal manufacturing. Our manufacturing segment recognizes revenues when products are shipped. Gross profit in the manufacturing segment represents revenues after deducting product costs (primarily glass, vinyl and hardware), window fabrication labor and other manufacturing expenses.

      Consistent with our shift to outsourced manufacturing, our Board of Directors in January 2000 authorized us to seek buyers for our two manufacturing subsidiaries. We did not intend to dispose of these subsidiaries if the transaction resulted in a loss to ThermoView. However, Precision Window Mfg., Inc., our manufacturing subsidiary in St. Louis, Missouri, had significant operating losses in the first and second quarters of 2000, and we have not been successful in locating a purchaser of the business. Because of the poor operating performance in the first half of 2000 and anticipated future losses, management and the Board decided in June 2000 to close the subsidiary. We may also dispose of our North Dakota manufacturing subsidiary to generate sufficient funds to satisfy a requirement to repay $5 million of the PNC Bank credit facility by December 27, 2000. However, since our North Dakota subsidiary is profitable, we prefer not to sell it if there are suitable alternatives to refinance the $5 million required payment and if we cannot secure a satisfactory sales price for the business.

      Financial Services. Our financial services segment has financed credit sales of our retail segment. We closed Key Home Credit, ThermoView's Owensboro, Kentucky, finance subsidiary, in July 2000 since expanding the subsidiary would have required considerable capital. We decided that we could more effectively employ capital to expand our retail business.

Historical Results Of Operations

                                  For the three
                               months ended June  For the six months
                                      30,           ended June 30,
                              ---------------------------------------
                                 1999      2000     1999      2000
                                 ----      ----     ----      ----
                                           (In thousands)

Revenues......................  $28,446   $27,230  $50,196   $48,706

Cost of revenues earned.......  12,738     12,967   22,502    23,349
                              ----------------------------------------

Gross profit..................  15,708     14,263   27,694    25,357

Selling, general and
   administrative expenses...   13,847     14,619   25,390    27,707
Restructuring charges.........       -     10,745        -    10,745
Depreciation expense..........     237        283      439       547
Amortization expense..........     695        878    1,555     1,746
                              ----------------------------------------

Income (loss) from operations.     929    (12,262)     310   (15,388)

Interest expense..............    (446)    (1,149)    (858)   (2,242)

Interest income...............      38         37      101       106
                              ----------------------------------------
Income  (loss)  before  income
   taxes......................     521    (13,374)    (447)  (17,524)

Income tax provision..........     470      2,984      337     1,729
                              ----------------------------------------

Net income (loss).............      51    (16,358)    (784)  (19,253)

Less preferred stock dividends:
  Series A and B cash dividends    421          -      846         -
  Series C cash dividends.....     144          -      144       101
  Series C non-cash dividends.   1,464        540    1,464     1,010
  Series D undeclared dividends      -        180        -       180
                               ---------------------------------------
                                                -        -      -
Net loss attributable to
   common stockholders........  $(1,978)  $(17,078)$(3,238)  $(20,544)
                               =======================================

      Three Months Ended June 30, 2000 Compared to June 30, 1999

      Revenues. Revenues decreased from $28.4 million in 1999 to $27.2 million in 2000. This revenue decrease of $1.2 million is due primarily to fluctuations in quarterly revenues for certain subsidiaries. Revenues from Thermo-Shield decreased $1.7 million due to (a) changing its lead generation strategy, which should improve its long-term performance but have an adverse effect on short-term operating performance and cash flows; and (b) the closing of two of its branch operations that were unprofitable. Precision Window Mfg., Inc. (Precision), one of our manufacturers, and two of the retailers to which it provides windows, The Rolox Companies (Rolox) and ThermoView of Missouri, collectively reported $1.0 million less revenues in the second quarter of 2000 than in the similar period in 1999. Despite improving production capacity to more normal levels at Precision at the beginning of the second quarter of 2000, we continued to experience quality control and delivery problems. These problems negatively impacted the results at Precision. The quality and delivery problems also adversely impacted Rolox and ThermoView of Missouri. We are in the process of closing Precision and are now buying windows from a third party. Decreases were partially offset by revenue gains due to product diversification in two of our retail subsidiaries.

      Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $15.7 million in the second quarter of 1999 to $14.3 million in the second quarter of 2000. This decline principally results from less revenue as explained above, and the poor operating performance at Precision, Rolox and ThermoView of Missouri. As a percentage of revenues, gross profit decreased from 55.2% in the second quarter of 1999 to 52.4% in the second quarter of 2000. This decrease results primarily because some costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the second quarter of 2000 compared to the second quarter of 1999, and because of the production inefficiencies at Precision.

      Cost of revenues earned includes the cost of glass, vinyl, hardware, fabrication labor and manufacturing overhead for the manufacturing segment. For the retail segment, cost of revenues earned includes the cost of vinyl windows, doors, textured coating, vinyl siding, and other home improvement products purchased plus installation costs and other indirect materials and labor.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $13.8 million in the second quarter of 1999 to $14.6 million in the second quarter of 2000. The increase in selling, general and administrative expenses is largely due to additional corporate office expenses in the second quarter of 2000 over the second quarter of 1999 amounting to approximately $264,000, as well as an estimated loss on finance receivables of $380,000. The higher corporate expenses in the second quarter of 2000 are principally due to consulting fees and other professional services.

      Selling, general and administrative expenses include sales commissions, advertising expenses, rent expense, corporate operating costs and other general and administrative expenses.

      Unusual Charges. Unusual charges for the second quarter of 2000 amounting to $10.7 million represent primarily goodwill write offs for two of our subsidiaries which are being closed, Precision and American Home Developers, plus other asset write offs and expense accruals required by these closures.

      Depreciation Expense. Depreciation expense increased from $236,000 in the second quarter of 1999 to $283,000 in the second quarter of 2000 as a result of capital expenditures in 1999 and 2000.

      Amortization Expense. Amortization expense increased from $695,000 in the second quarter of 1999 to $878,000 in the second quarter of 2000. This increase results from additional amortization expense in the second quarter of 2000 at several subsidiaries as the former owners secured an increase to our purchase price of their entities by achieving post-acquisition earnings targets.

      Interest Expense. Interest expense increased from $446,000 in the second quarter of 1999 to $1.1 million in the second quarter of 2000 primarily as a result of interest, including accreted discount, on the $10.0 million senior subordinated promissory note with GE Capital, which began accruing in mid-1999, as well as interest on additional amounts borrowed under the PNC Bank credit facility in the first quarter of 1999.

      Income Tax Provision. The provision for income taxes in the second quarter of 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization. At March 31, 2000, the Company reported $3.0 million of deferred income tax assets. Due to operating losses incurred during the three month period ended June 30, 2000, we are now forecasting a taxable loss for the year ending December 31, 2000. Management has concluded that it is more likely than not that the Company's deferred tax assets will not be realized and, accordingly, the deferred tax assets at June 30, 2000 have been fully offset by a valuation allowance. As a result, the income tax provision for the three month period ended June 30, 2000, includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at March 31, 2000.

      Series A and B Cash Dividends. There were no cash dividends for the second quarter of 2000 on our Series A and Series B preferred stock since the preferred stock was converted into shares of our common stock effective December 31, 1999.

      Series C Cash Dividends. PNC Bank did not permit us to pay cash dividends on the Series C preferred stock for the second quarter of 2000.

      Series C Non-Cash Dividends. Non-cash dividends of $540,000 for the second quarter of 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders. Non-cash dividends of $1.5 million for the second quarter of 1999 relate to a beneficial conversion feature of the mandatorily redeemable Series C convertible preferred stock issued in April 1999, as well as accretion of the discount of the stock.

      Series D Undeclared Dividends. PNC Bank is currently not permitting payment of dividends on our Series D preferred stock which was issued in April 2000.

Six Months Ended June 30, 2000 Compared to June 30, 1999

      Revenues. Revenues decreased from $50.2 million in 1999 to $48.7 million in 2000. Revenues decreased $1.5 million or 3% due primarily to fluctuations in revenues for certain subsidiaries. Precision, Rolox, and ThermoView of Missouri collectively reported $1.9 million less revenues in the first half of 2000 than in the similar period in 1999. This reduced revenue was due to the negative effects of Precision's quality control and delivery problems noted above, as well as a significant decline in production during the first quarter of 2000 resulting from the relocation of our Precision manufacturing plant in St. Louis, Missouri, in the first quarter of 2000. Precision's production decline not only reduced revenues of Precision, but also caused revenue reductions at the retail operations due to Precision's inability to produce and deliver windows during the plant relocation. Additionally, American Home Developers' revenue decreased $713,000 in the first half of 2000 as compared to the first half of 1999 as the operation was in the process of being closed.

      We partially offset the revenue reduction discussed above by $1.2 million more revenue reported in the first half of 2000 due principally to product diversification in two of our retail subsidiaries.

      Gross Profit. Gross profit decreased from $27.7 million in the first half of 1999 to $25.4 million in the first half of 2000. This decline principally results from less revenue as explained above, and the poor operating performance at Precision, Rolox and ThermoView of Missouri. As a percentage of revenues, gross profit decreased from 55.2% in the second half of 1999 to 52.1% in the second half of 2000. This decrease results primarily because some costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the first half of 2000 compared to the first half of 1999. The fixed costs of Thermo-Shield for the first half of 2000 were higher than the first half of 1999 because Thermo-Shield was acquired March 1, 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $25.4 million in the first half of 1999 to $27.7 million in the first half of 2000. The $2.3 million increase in selling, general and administrative expenses is partially due to the timing of certain advertising and lead generation expenses for Thomas Construction amounting to $525,000 in 2000. Also, two more months of Thermo-Shield's operations (which were acquired on March 1, 1999) in the first half of 2000 cause an increase over the first half of 1999 of $1.4 million, and additional corporate office expenses in the first half of 2000 over the first half of 1999 cause an increase of approximately $533,000. The higher corporate expenses in the first quarter of 2000 are principally due to consulting fees and other professional services. The first half of 2000 also includes an estimated loss on finance receivables of $380,000. We partially offset these increases by $322,000 principally due to the elimination of administrative expenses of TD Windows and the discontinuance of ThermoView Ad Group in the fourth quarter of 1999.

      Unusual Charges. Unusual charges for the second half of 2000 amounting to $10.7 million represent primarily goodwill write offs for two of our subsidiaries which are being closed, Precision and American Home Developers, plus other asset write offs and expense accruals required by these closures.

      Depreciation Expense. Depreciation expense increased from $439,000 in the first half of 1999 to $547,000 in the first half of 2000 as a result of capital expenditures in 1999 and 2000.

      Amortization Expense. Amortization expense increased from $1.6 million in the first half of 1999 to $1.7 million in the first half of 2000. This increase primarily results from additional amortization expense in the first half of 2000 at several subsidiaries as the former owners secured an increase to our purchase price of their entities by achieving post-acquisition earnings targets.

      Interest Expense. Interest expense increased from $858,000 in the first half of 1999 to $2.2 million in the first half of 2000 primarily as a result of interest, including accreted discount, on the $10.0 million senior subordinated promissory note with GE Capital, which began accruing in mid-1999, as well as interest on additional amounts borrowed under the PNC Bank credit facility in the fist quarter of 1999.

      Income Tax Provision. The provision for income taxes in the first half of 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization. At December 31, 1999, the Company reported $1.7 million of deferred income tax assets. Due to operating losses incurred during the first half of 2000, we are now forecasting a taxable loss for the year ending December 31, 2000. Management has concluded that it is more likely than not that the Company's deferred tax assets will not be realized and, accordingly, the deferred tax assets at June 30, 2000 have been fully offset by a valuation allowance. As a result, the income tax provision for the six month period ended June 30, 2000, includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999.

     Series A and B Cash Dividends. There were no cash dividends for the first two quarters of 2000 on our Series A and Series B preferred stock, since the preferred stock was converted into shares of our common stock effective December 31, 1999.
      Series C Cash Dividends. PNC Bank did not permit us to pay any cash dividends on our Series C preferred stock in the second quarter of 2000. The first quarter of 1999 did not have any cash dividend on the Series C preferred since it was issued in April 1999.

     Series C Non-Cash Dividends. Non-cash dividends of $1.0 million for the first two quarters of 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders. Non-cash dividends of $1.5 million for the second half of 1999 relate to a beneficial conversion feature of the mandatorily redeemable Series C convertible preferred stock issued in April 1999, as well as accretion on the discount of the stock.

      Series D Undeclared Dividends. PNC Bank is currently not permitting payment of these dividends on our Series D preferred stock which was issued in April 2000.

Liquidity And Capital Resources

      As of June 30, 2000, we had cash and equivalents of $845,000, a working capital deficit of $5.7 million, $17.3 million of long-term debt, net of current maturities, and $5.5 million of mandatorily redeemable preferred stock. Our operating activities for the six months ended June 30, 2000, used $747,000 of cash. Our operating activities for the six months ended June 30, 1999, provided $2.9 million of cash.

      The use of cash for investing activities for the six months ended June 30, 2000, relates primarily to additional consideration paid under terms of a 1999 acquisition agreement which accounts for the use of $1.0 million of cash. Investing activities also included investments in property and equipment of $469,000 in the six months ended June 30, 2000. During the six months ended June 30, 1999, we used $18.1 million for acquisitions, invested $1.2 million in property and equipment and used $538,000 for other purposes.

      Financing activities in the six months ended June 30, 2000, utilized $306,000 of cash, comprised of a payment of $101,000 for preferred stock cash dividends and $205,000 for repayment of debt. The major sources of cash provided by financing activities for the six months ended June 30, 1999, were borrowings from our PNC Bank credit facility of $8.7 million, related party borrowings of $5.1 million, and issuance of mandatorily redeemable preferred stock of $5.4 million net of fees. We used $990,000 to pay dividends on our preferred stock and $249,000 to repay debt in the first six months of 1999.

      As of the date of this Form 10-Q, we have borrowed the entire amount available to us under our $15 million PNC Bank line of credit. The $15 million line of credit and $10 million subordinated debt owed to GE Capital require us to comply with affirmative and negative covenants. We must maintain various financial ratios and these lenders may restrict us from incurring other debt. We may not pay cash dividends on our common stock, and as discussed below cash dividends on our preferred stock, while the line of credit and the subordinated debt are outstanding. We are also subject to other restrictions, including restrictions pertaining to significant corporate transactions and management changes.

      We violated PNC Bank and GE Capital covenants at certain dates during the six month period ended June 30, 2000. The covenant violations resulted largely from losses during the twelve-month period prior to covenant measurement dates. Because of losses, we currently have no excess cash available for unanticipated working capital purposes. PNC Bank and GE Capital have waived these covenant violations and have amended financial covenants to accommodate compliance in the future. The most restrictive of the amended covenants is the requirement to repay $5 million of the PNC Bank line of credit as well as to meet debt service coverage ratios as defined in the debt agreements. Although we believe that we will be able to comply with the amended debt covenants, it is reasonably possible we may not be able to comply. In this event, PNC Bank and GE Capital will have the right to demand payment of the total amounts due them including the amounts classified as long-term obligations at June 30, 2000.

      We have secured the line of credit by substantially all of our personal property and by a pledge to PNC Bank of all of our ownership interests in our subsidiaries. The line of credit requires that any company acquired by us must become a borrower under the line of credit. Additionally, the line of credit obligates us to pay a quarterly unused loan fee and other fees and expenses. Four stockholders of the Company (one of whom is also an officer and director of the Company) guarantee a total of $3 million of the credit facility for fees equal to an annual rate of 10%.

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

      In August 2000, PNC Bank extended the maturity date of $10 million of our $15 million line of credit from May 1, 2001 to July 1, 2001. In connection with waiving defaults at June 30, 2000, PNC Bank is requiring us to repay $5 million of the line of credit by December 27, 2000. Accordingly, we have included $5 million of the line of credit in the current portion of long-term debt as of June 30, 2000. PNC Bank is also not permitting the payment of any cash dividends on our Series C or Series D preferred stock until the earlier of repayment of the entire $15 million line of credit or September 30, 2001.

      We have suffered recurring operating losses, have a working capital deficit at June 30, 2000, and used cash in operations during the six month period ended June 30, 2000. As previously discussed, we also violated debt covenants during the six months ended June 30, 2000. Although lenders have waived the defaults, the debt covenant violations together with these other factors currently raise substantial doubt about our ability to continue as a going concern. (The more significant factors giving rise to management's concern in the second quarter of 2000 were that the second quarter operating results were well below plan and that a significant working capital deficit arose in the second quarter due to the operating losses and a recently negotiated requirement to pay down $5 million of PNC Bank, N.A. debt by December 27, 2000.)

      We plan to increase cash flows and to take steps toward achieving profitable operating results through increased management focus on improving our retail segment's operating results, the closure of unprofitable operations, and reduction of corporate administrative expenditures. We have already taken steps to close the following unprofitable operations:

o     Precision  Window  Mfg.,  Inc.,  our window  manufacturer  in St.  Louis,
        Missouri.

o American Home Developers Co., Inc., our retail subsidiary that sells primarily textured coatings in Los Angeles, California.

o Key Home Credit, our finance subsidiary in Owensboro, Kentucky.

      We have taken steps to reduce administrative expenditures principally by terminating corporate employees.

      As discussed previously, we may dispose of Thermal Line Windows, our Mandan, North Dakota, manufacturing subsidiary, to generate sufficient funds to satisfy the requirement to repay $5 million of our PNC Bank line of credit by December 27, 2000. However, since the North Dakota subsidiary is profitable, management prefers not to sell it if there are suitable alternatives to refinance the $5 million required payment and if we cannot secure a satisfactory price for the business. Although $5 million is the only amount currently due, we intend to pursue refinancing the entire $15 million credit facility prior to December 31, 2000. Alternatives to a refinancing before December 31, 2000, would be to refinance only the $5 million portion currently due or to sell Thermal Line as discussed above. Although we intend to aggressively pursue these alternatives, there is no assurance that we will have sufficient funds available by December 27, 2000 to retire the $5 million.

     In August 2000, the two funds holding the mandatorily redeemable preferred stock agreed to be paid dividends with 100% of our common stock until such time as the normal quarterly dividend payments of part cash, part common stock are again permitted in accordance with terms of the PNC Bank agreement. Payment of the cash portion of the dividend in common stock will be dilutive. Assuming the stock dividend continues for five quarters at a market trading price of $1 per share, we would be required to issue approximately 500,000 additional shares of our common stock to the two funds in lieu of cash dividends. Also in August 2000, the two funds temporarily waived their right to keep their registration effective, and will not impose the penalties permitted under the agreement during the waiver period which extends through May 31, 2001.

      Except for the $5 million required payment to PNC Bank by December 27, 2000, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

o     payment of the interest on our line of credit and subordinated debt;

o     working capital requirements; and

o     planned property and equipment capital expenditures.

      Originally, we intended to continue our acquisition program with a combination of cash, common stock and seller debt used to finance the primary portion of consideration and we anticipated the cash needed for acquisitions to come principally from an expanded bank line and future common stock offerings. Currently, we do not have an expanded bank line nor do we anticipate a common stock offering in the near term to fund acquisitions or unanticipated operating needs. Due to our current liquidity problems, unavailable capital, and our need to focus on improving the profitability of existing operations, we have decided to suspend acquisition activity and the opening of new retail market locations in the near term. In terms of improving the profitability of existing operations, management is in particular focusing attention on Thermo-Shield as this subsidiary transitions to a new lead generation strategy. An unsuccessful transition will adversely impact future profitability and cash flow and would then potentially result in asset impairment issues at this subsidiary. Our investment in this subsidiary amounts to $5.9 million at June 30, 2000.

      We will need additional sources of financing in the longer term to expand the market areas of our existing retail subsidiaries and to make further acquisitions should we determine to do so in the future. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund additional acquisitions, successfully promote our products, open new locations, or develop new or enhanced products, any of which could lower our revenues and net income, if we achieve profitability in the future. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

      The shares in the initial public offering may have been offered or sold in violation of the Securities Act of 1933.

      ThermoView entered into a 90-day listing agreement in October 1999 with IPO.COM, Inc. under which ThermoView authorized IPO.COM to include its prospectus on the IPO.COM web site. In addition to hosting ThermoView's prospectus, IPO.COM provided summary material relating to ThermoView and its initial public offering on its web site. The IPO.COM web site also provided a direct link to the ThermoView web site. Although ThermoView did not intend to create an agency relationship with IPO.COM, and while ThermoView believes that IPO.COM is not and has not acted as its agent, the listing agreement may have created an agency relationship. If IPO.COM is deemed ThermoView's agent pursuant to the listing agreement, the summarized material contained in the IPO.COM web site relating to ThermoView and the initial public offering and the information contained in the ThermoView web site could constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the summarized materials relating to ThermoView in the IPO.COM web site or the materials contained in the ThermoView web site did constitute a violation of the Securities Act of 1933, investors in the initial public offering would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration they paid for their common stock or, if these persons had already sold the common stock, to sue ThermoView for damages resulting from their purchase of common stock. These damages could total up to approximately $6.9 million, plus interest, based on the initial public offering price of $5.50 per share for 1,255,000 shares, if these investors seek recovery or damages after an entire loss of their investment. Any recovery or damages could adversely impact ThermoView's liquidity during the period in which a refund is paid. Although ThermoView cannot be certain as to the ultimate disposition of this matter, it is the opinion of ThermoView's management, based upon the information available to it, including the advice of legal counsel, that the expected outcome of this matter will not significantly affect the results of operations and financial condition of ThermoView.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

      Changes in interest rates expose us to market risk. As of June 30, 2000, approximately 60% of our debt portfolio consisted of variable-rate debt and approximately 40% consisted of fixed-rate debt. With respect to the variable-rate debt, a hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $150,000 as of June 30, 2000.

      Interest rate changes would result in gains or losses in the market value of our fixed-rate debt due to the differences between the current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at June 30, 2000, a 10% change in interest rates would not have resulted in a significant change in the fair value of our fixed-rate debt.

                             Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView has filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView has also exercised an election for the removal of the action to the US District Court of Colorado, and the matter has been designated by the US District Court as Civil Action No. 00-B-722. Pro Futures has filed a motion to remand the action back to the original venue. The court has not rendered an opinion on the motion to remand. The court has entered a scheduling order establishing a trial date in December 2001. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

a. ThermoView held its annual meeting of stockholders on June 20, 2000, at 10:00 a.m., eastern daylight time, at the Louisville Marriott East, 1903 Embassy Square Boulevard, Louisville, Kentucky.

b. At the annual meeting, stockholders elected three individuals as Class I members of our Board of Directors.

                                                             Broker      Non
             Name              For      Against  Withheld  Abstentions  Votes
             ----              ---      -------  --------  -----------  -----
      Robert  C.  Pearson    4,392,863           449,371
      Ronald L. Carmicle     4,392,863           449,371
      Raymond C.Dauenhauer   4,392,863           449,538

      The following directors remained on the Board of Directors as Class II and Class III directors immediately after the annual meeting:

      Class II                      Class III
      --------                      ---------
      J. Sherman Henderson, III     Stephen A. Hoffmann
      Rodney H. Thomas              Nelson E. Clemmens

      Robert   Pearson  and  Nelson  E.   Clemmens   resigned  as  directors  by
      correspondence  dated  July  6  and  July  13,  2000,  respectively.   The
      resignations were accepted by the Board on July 13, 2000.

c. In addition to the election of three directors, the stockholders voted on the following matters:

      (i) Approved an amendment to our restated certificate of incorporation reducing the authorized number of shares of our common stock from 100 million to 25 million shares and our preferred stock from 50 million to 5 million shares.

                                                Broker
               For       Against   Abstained  Abstentions Non Votes
               ---       -------   ---------  ----------- ---------
            2,439,271    48,139      13,567

(ii) Authorized the issuance of 3.75 million shares of our common stock upon the terms and conditions described in the proxy statement.

                                                Broker
               For       Against   Abstained  Abstentions Non Votes
               ---       -------   ---------  ----------- ---------
            2,109,880    349,488     36,609

(iii) Ratified the selection of Ernst & Young LLP as our independent auditors for the 2000 fiscal year.

                                              Broker
               For       Against   Abstained  Abstentions Non Votes
               ---       -------   ---------  ----------- ---------
            4,826,158      4,050     12,193

d.    Not applicable.

Item 5. Other Information

     None. Effective July 15, 2000, Leigh Ann Barney resigned as our Treasurer and as President to Key home Credit.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 31), which index is incorporated herein by reference.

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ThermoView Industries, Inc.



Date:  August 18, 2000              By:   /s/ John H. Cole....
                                       -----------------------
                                    John H. Cole,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibits
 27.1   -- Financial Data Schedule
----------