Form 10-Q
period 2000-09-30
THERMOVIEW INDUSTRIES INC
filed 2000-11-14
CIK 1083753

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

               For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______.

                        Commission File Number 001-15469

                          THERMOVIEW INDUSTRIES, INC.
            (Exact name of Registrant as specified in its charter)

            DELAWARE                           61-1325129
  (State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification Number)

      5611 Fern Valley Road                       40228
      Louisville, Kentucky                     (Zip Code)
(Address of principal executive offices)

                                 502-968-2020
             (Registrant's telephone number, including area code)

         1101 Herr Lane                           40222
      Louisville, Kentucky                  (Former Zip Code)
(Former address of principal executive offices)

                                  502-412-5600
          (Registrant's former telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of October 31, 2000, 7,726,461 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

-------------------------------------------------------------------------------

                             THERMOVIEW INDUSTRIES, INC.
                                  TABLE OF CONTENTS


Part I Financial Information
   Item 1. Financial Statements..................................1
      Condensed Consolidated Balance Sheets......................1
      Condensed Consolidated Statements of Operations............3
      Condensed Consolidated Statements of Cash Flows............4
      Notes to Condensed Consolidated Financial Statements.......5
   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations.......................17
   Item 3. Quantitative and Qualitative Disclosures About
      Market Risk...............................................27
Part II Other Information
   Item 1. Legal Proceedings....................................28
   Item 2. Changes in Securities and Use of Proceeds............28
   Item 3. Defaults Upon Senior Securities......................28
   Item 4. Submission of Matters to a Vote of Security Holders..28
   Item 5. Other Information....................................28
   Item 6. Exhibits and Reports on Form 8-K.....................30
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets



                                                                 September 30,
                                                  December 31,       2000
Assets                                                1999       (Unaudited)
                                                  -----------------------------
Current assets:
  Cash and equivalents                              $3,331,721     $ 866,411
  Receivables:
   Trade, net of allowance for doubtful accounts
     of $276,000 in 1999 and $288,700 in 2000        5,062,127     5,110,039
   Finance, net of unearned interest of $149,000
     in 1999 and $122,992 in 2000                       60,000        40,441
   Related party                                        55,554         9,164
   Other                                               337,482       283,007
  Costs in excess of billings on uncompleted
   contracts                                         1,274,073     1,487,373
  Inventories, net of reserves of $165,000 in
   2000                                              2,300,643     2,090,491
  Prepaid expenses and other current assets            342,978       531,513
  Deferred income taxes                                322,000             -
                                                  -----------------------------
Total current assets                                13,086,578    10,418,439

Property and equipment, net of accumulated
  depreciation of $1,169,604 in 1999 and
  $1,785,318 in 2000                                 3,679,179     3,218,797

Other assets:
  Goodwill, net of accumulated amortization of
   $3,645,468 in 1999 and $4,999,383 in 2000        74,162,341    61,224,397
  Deferred income taxes                              1,406,000             -
  Finance receivables, net of unearned interest
   of $1,092,411 and reserves of $200,000 in
   1999 and unearned interest of $951,526 and
   reserves of $483,017 in 2000                        932,411       318,106
  Other assets                                         704,675       702,110
                                                  -----------------------------
                                                    77,205,427    62,244,613

                                                  -----------------------------
Total assets                                        $93,971,184  $75,881,849
                                                  =============================

                                                                 September 30,
                                                  December 31,       2000
                                                      1999       (Unaudited)
                                                 ------------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                  $3,444,402    $3,759,807
  Due to sellers of acquired businesses              1,000,000       450,000
  Accrued expenses                                   3,278,924     4,284,848
  Billings in excess of costs on uncompleted
   contracts                                           930,732     1,455,369
  Income taxes payable                                 116,784       100,349
  Current portion of long-term debt                    358,920    15,304,187
                                                  -----------------------------
Total current liabilities                            9,129,762    25,354,560

Long-term debt                                      21,399,874     7,683,072
Due to sellers of acquired businesses                7,085,000             -
Other long-term liabilities                             32,542       424,289

Mandatorily redeemable preferred stock:
  Series   C,   $.001   par   value    (aggregate
   redemption  amount and liquidation  preference
   of  $6,000,000);  convertible;  25,000  shares
   authorized;    6,000    shares    issued   and
   outstanding                                       4,648,550     5,867,855
  Series   D,   $.001   par   value    (aggregate
   redemption  amount and liquidation  preference
   of $5,696,580);  2,000,000 shares  authorized;
   1,139,316 shares issued and outstanding                   -     5,696,580
  Series   E,   $.001   par   value    (aggregate
   redemption  amount and liquidation  preference
   of  $1,583,342);  500,000  shares  authorized;
   300,000 shares issued and outstanding                     -     1,583,342

Stockholders' equity:
  Preferred stock, 2,475,000 shares authorized:
   Series A, $.001 par value; none issued                    -            -
   Series B, $.001 par value; none issued                    -            -
  Common stock, $.001 par value; 25,000,000 shares
   authorized;  7,389,592 shares issued and
   outstanding in 1999 and 7,726,461 shares
   issued and outstanding in 2000                        7,390         7,726
  Paid-in capital                                   59,794,361    57,229,578
  Accumulated deficit                               (8,126,295)  (27,965,153)
                                                  -----------------------------
Total stockholders' equity                          51,675,456    29,272,151

                                                  -----------------------------
Total liabilities and stockholders' equity         $93,971,184   $75,881,849
                                                  =============================

                             See accompanying notes.

                           ThermoView Industries, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                For the three           For the nine months
                                 months ended                  ended
                                September 30,              September 30,
                             ---------------------   -------------------------
                                1999       2000          1999         2000
                                ----       ----          ----         ----

Revenues                   $29,080,710  $26,384,581  $79,277,016   $75,091,069

Cost of revenues earned     13,092,905   12,449,583   35,595,264    35,798,957
                           ------------------------  -------------------------

Gross profit                15,987,805   13,934,998   43,681,752    39,292,112

Selling, general and
  administrative
  expenses                  14,481,404   12,230,914   39,871,078    39,938,060
Unusual charges                      -          -           -       10,745,000
Depreciation expense           244,023      257,507      683,554       803,230
Amortization expense           741,844      758,524    2,296,728     2,504,773
                             ----------------------  -------------------------

Income (loss) from
operations                     520,534      688,053      830,392   (14,698,951)

Interest expense            (1,039,293)  (1,270,204)  (1,897,132)   (3,512,529)
Interest income                 47,089       32,109      147,755       137,622
                             -----------------------  ------------------------

Loss before income taxes      (471,670)    (550,042)    (918,985)  (18,073,858)

Income tax provision
(benefit)                       (7,000)      36,000      330,000     1,765,000
                             -----------------------  ------------------------

Net loss                      (464,670)    (586,042)  (1,248,985)  (19,838,858)

Less preferred stock
 dividends:
  Series A and B cash
   dividends                   425,977            -    1,272,052             -
  Series C cash
   dividends                    60,875            -      204,481       100,800
  Series C non-cash
   dividends                   496,755      541,619    1,961,045     1,551,689
  Series D undeclared
   dividends                         -     (180,000)           -             -
  Series E undeclared
   dividends                         -       83,342            -        83,342
                          -------------------------  -------------------------

Net loss attributable
  to common
  stockholders             $(1,448,277) $(1,031,003) $(4,686,563) $(21,574,689)
                           =========================   ========================

Basic and diluted loss
  per common share           $   (0.27) $      (.13) $     (0.95)$       (2.71)
                             =======================   =======================

Weighted average shares
outstanding                  5,340,564    8,010,510    4,948,555     7,954,513
                             =======================   =======================

                             See accompanying notes.

                           ThermoView Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                               For the nine months ended
                                                     September 30,
                                                   1999          2000
                                              --------------------------

Operating activities
Net loss                                      $(1,248,985)  $(19,838,858)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operations:
    Depreciation and amortization               2,980,282      3,308,003
    Deferred income taxes                          86,000      1,728,000
    Accretion of debt discount                    399,999      1,199,997
    Unusual charges                                     -     10,745,000
    Loss on finance receivables                         -        380,000
    Other                                               -        148,934
    Changes in operating assets and
     liabilities                                 (840,655)     1,781,934
                                              --------------------------
Net cash provided by (used in) operating
activities                                      1,376,641       (546,990)

Investing activities
Acquisitions of businesses, net of cash
acquired                                      (20,753,675)    (1,012,620)
Payments for purchases of property and
equipment                                      (1,496,645)      (685,615)
Other                                             154,654        196,320
                                              ---------------------------
Net cash used in investing activities         (22,095,666)    (1,501,915)

Financing activities
Increase in long-term debt                     19,387,232              -
Payments of long-term debt                     (6,337,833)      (315,605)
Proceeds from issuance of mandatorily
  redeemable preferred stock and detachable
  stock purchase warrants, net of fees          5,405,060              -
Proceeds from issuance of detachable stock
  warrants related to senior subordinated
  debt, net of fees                             4,460,548              -
Proceeds from issuance of common stock              2,900              -
Deferred financing costs                       (1,322,095)             -
Preferred stock dividends paid in cash         (1,476,533)      (100,800)
                                              ---------------------------
Net cash provided by (used in) financing
activities                                     20,119,279       (416,405)
                                              ---------------------------
Net decrease in cash and equivalents             (599,746)    (2,465,310)
Cash and equivalents at beginning of period     1,302,797      3,331,721
                                              ---------------------------
Cash and equivalents at end of period          $  703,051      $ 866,411
                                              ===========================

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1. Basis of Presentation and Management's Plans

      The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses, has a working capital deficit at September 30, 2000, and used cash in its operations during the nine month period ended September 30, 2000. The Company also violated debt covenants at certain dates during the six month period ended June 30, 2000. Although lenders have waived the defaults, the debt covenant violations together with the other factors mentioned above currently raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time based upon, among other things, the Company successfully implementing the plans described below. The Company plans to increase cash flows and to take steps towards achieving better operating results through increased management focus on improving the Company's retail segment's operating results, the closure of unprofitable operations, and reduction of corporate administrative expenditures. As more fully discussed in Note 8, steps have already been taken by management to close unprofitable operations. Steps have also been taken to reduce administrative expenditures principally by terminating corporate employees. Also, as more fully discussed in Note 6, the Company is exploring possibilities to refinance its $15 million credit facility owed to PNC Bank, N.A.

      These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. Basis of Presentation and Management's Plans (Continued)

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      Results of operations for the nine month period ended September 30, 1999, includes the operating results of the Thermo-Shield Companies from acquisition date on March 1, 1999. Assuming Thermo-Shield Companies had been acquired as of January 1, 1999, the Company's consolidated results of operations for the nine months ended September 30, 1999 are as shown:

Revenues                                           $81,778,832
Net loss                                            (1,221,026)
Net loss applicable to common stockholders          (4,658,604)
Basic and diluted loss per common share                   (.93)

2. Inventories

      Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites.

3.    Loss per Common Share

      Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three and nine month periods ended September 30, 2000, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses for the three and nine month periods ended September 30, 1999 and 2000, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

4.    Income Taxes

      The income tax provision (benefit) for the three and nine month periods ended September 30, 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization.

      At December 31, 1999, the Company reported $1,728,000 of deferred income tax assets. Due to operating losses incurred during the nine month period ended September 30, 2000, the Company is forecasting a taxable loss for the year ending December 31, 2000. Management has concluded that it is more likely than not that the Company's deferred tax assets will not be realized and, accordingly, the deferred tax assets at September 30, 2000, have been fully offset by a valuation allowance. As a result, the income tax provision for the nine month period ended September 30, 2000 includes the effect of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

5.    Segment Information

      For the three and nine month periods ended September 30, 1999 and 2000, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into three reportable operating segments: manufacturing, retail and financial services.

Manufacturing

      The  manufacturing  segment  includes the businesses that  manufacture and
sell  vinyl  replacement   windows  to  the  Company's  retail  segment  and  to
unaffiliated customers.

Retail

      The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

Financial Services

      During 1999 and the first half of 2000, the financial services segment financed a relatively small portion of the credit sales of the retail segment. Key Home Credit, ThermoView's Owensboro, Kentucky, finance subsidiary, was closed in July 2000 since expanding the subsidiary would have required considerable capital. Management decided that the Company could more effectively employ capital to expand its high margin retail business.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

5.    Segment Information (Continued)

      Segment information for the three month and nine month periods ended September 30, was as follows:

For the three
months ended         Manufac-                 Financial
September 30, 1999   turing       Retail      Services   Corporate Consolidated
------------------  ----------  -----------  ----------  --------- ------------
Revenues from
 external customers $2,239,491  $26,804,414  $   36,605  $     200  $29,080,710
Intersegment
 revenues            2,612,205            -           -          -    2,612,205
Income (loss) from
 operations            346,124    1,699,593     (72,378)(1,452,805)     520,534
Total assets        11,394,095   70,213,855   1,447,546  3,199,529   86,255,025

For the three
months ended
September 30, 2000
------------------
Revenues from
 external customers $1,912,578  $24,471,309  $      694  $       -  $26,384,581
Intersegment
 revenues              516,312            -           -          -      516,312
Income (loss) from
 operations             13,892    1,681,485     (18,654)  (988,670)     688,053
Total assets         7,847,708   67,023,721     416,826    593,594   75,881,849

For the nine
months ended
September 30, 1999
------------------
Revenues from
 external customers $5,661,985  $73,516,784  $   70,607  $  27,640  $79,277,016
Intersegment
 revenues            6,956,487            -           -          -    6,956,487
Income (loss) from
 operations            578,548    4,293,710    (236,276)(3,805,590)     830,392
Total assets        11,394,095   70,213,855   1,447,546  3,199,529   86,255,025

For the nine
months ended
September 30, 2000
------------------
Revenues from
 external customers $5,019,418  $70,040,587  $   31,063  $       -  $75,091,069
Intersegment
 revenues            3,627,797            -           -          -    3,627,797
Restructuring
 charges             3,843,652    6,901,348           -          -   10,745,000
Loss from operations(5,056,928)  (5,291,866)   (551,634)(3,798,523) (14,698,951)
Total assets         7,847,708   67,023,721     416,826    593,594   75,881,849

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

6. Financing Arrangements

      The Company is required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of its financing agreements, including restrictions as to the payment of dividends, and the incurrence of additional indebtedness. The Company violated covenants at certain dates during the six month period ended June 30, 2000. The Company's principal lenders, PNC Bank, N.A., and GE Capital Equity Investments, Inc. ("GE"), have waived these covenant violations through June 30, 2000. Debt covenants have been amended with the most restrictive covenants being a requirement to pay PNC Bank, N.A., $5 million by December 27, 2000 and a debt service coverage test as defined in the amended debt agreement. The Company has complied with the covenants at the September 30, 2000 quarterly measurement date; however, it is reasonably possible the Company may not be able to comply in the future. In this event, PNC Bank, N.A., and GE will have the right to demand payment of the total amounts due them, including the amounts classified as long-term obligations in the accompanying condensed consolidated balance sheet as of September 30, 2000.

      In August 2000, PNC Bank, N.A., extended the maturity date of $10 million of ThermoView's $15 million credit facility from May 1, 2001 to July 1, 2001. In connection with waiving defaults at June 30, 2000, as noted above, PNC Bank, N.A. is requiring the Company to repay $5 million of the credit facility by December 27, 2000. By its terms, the entire $15 million credit facility is now a current obligation and is included in the current portion of long-term debt as of September 30, 2000.

     PNC Bank, N.A. is also not permitting the payment of any cash dividends on the Company's Series C, Series D or Series E preferred stock until the earlier of repayment of the entire $15 million credit facility or September 30, 2001. Management is exploring possibilities to refinance the entire $15 million credit facility prior to December 31, 2000. Alternatives to a complete refinancing before December 31, 2000, would be to, with PNC Bank's approval, refinance only the $5 million portion due December 2000 or to sell Company assets to raise sufficient funds to retire the $5 million or to attempt to renegotiate more workable terms with PNC Bank, N.A.. Although management intends to aggressively pursue these alternatives, there is no assurance that sufficient funds will be available by December 2000 to retire the $5 million of debt (see Note 1 describing going concern uncertainty). Four stockholders of the Company (one of whom is also a director of the Company) continue to guarantee a total of $3 million of the credit facility for fees equal to an annual rate of 10%.

      The Series C mandatorily redeemable preferred stock has a quarterly dividend payment requirement to be paid with 70% cash and 30% Company common stock. The annual dividend rate is 9.6%. Also, in conjunction with the issuance of the Series C preferred stock, the Company issued warrants to purchase up to a total of 400,000 shares of common stock at $21.00 per share (the number of shares and exercise price being subject to adjustment in certain circumstances) at any time until April 22, 2004. Additionally, the Company and the two funds who purchased the Series C preferred stock entered into a registration rights agreement whereby the Company agreed to register 150% of the shares of common stock issuable upon conversion of the Series C preferred stock and exercise of the warrants. The Company filed a registration statement on Form S-1 with the

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

6. Financing Arrangements (Continued)

Securities and Exchange Commission (SEC) in December 1999 registering the aforementioned shares. The Company has agreed to keep the registration statement effective for four years after the date the SEC declared the registration statement effective unless the funds have sold all of the common stock covered by the registration statement or unless the funds may sell the common stock without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended. For every month in which (i) the Company has failed to keep the registration statement effective as required, or (ii) the common stock is not listed or quoted on a national securities exchange, the funds have the right to require the Company to pay them a cash penalty equal to 2% of the product of the number of shares of Series C preferred stock then outstanding and $1,000. The registration rights agreement also grants the funds certain other demand and piggy-back registration rights.

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

      In August 2000, the two funds holding the mandatorily redeemable preferred stock agreed to be paid dividends with 100% Company common stock until such time as the normal quarterly dividend payments of part cash, part common stock are again permitted in accordance with terms of the PNC Bank, N.A. agreement. Payment of the dividend in common stock will be dilutive. Assuming the stock dividend continues for four quarters at a market trading price of $.50 per share, the Company would be required to issue approximately 806,000 additional shares of its common stock to the two funds in lieu of cash dividends. Also in August 2000, the two funds temporarily waived their right to keep their registration effective, and will not impose the penalties permitted under the agreement during the waiver period which extends through May 31, 2001.

      In April 2000, the Company completed negotiations to satisfy its obligations under certain earn-out provisions with previous owners of the Company's subsidiaries. As a result of the negotiations, the Board of Directors authorized 1,500,000 shares of 12% Series D cumulative preferred stock ($.001 par value and $5.00 stated value), and the Company then issued 1,417,000 shares to the previous owners in lieu of cash to satisfy $7,085,000 of obligations to them. An additional 22,316 shares of Series D preferred stock have been issued to compensate the previous owners for interest earned amounting to $111,580 prior to settlement of the obligations. The Series D preferred stock is senior to the common stock of the Company and is on parity with the Series C preferred stock and Series E preferred stock discussed below. The Series D preferred stock

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

6. Financing Arrangements (Continued)

will pay cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12% subject to the availability of such funds and the consent of the senior lender of the Company. As previously discussed, the senior lender is not currently permitting payment of these dividends. The shares of Series D preferred stock are redeemable by the Company at its option, in whole or in part, for cash or common stock that equals the liquidation value of the shares redeemed. The shares of Series D preferred stock are not convertible into common stock, have no voting rights and contain no registration rights. A venture capital firm loaned one of the previous owners $1,500,000 at 12% interest, and collateralized the loan with the previous owner's 1,113,500 shares of 12% Series D cumulative preferred stock. A stockholder, who also is a director of the Company, and a stockholder and former director of the Company have an ownership interest in the venture capital firm.

      In September 2000, holders of approximately $5.7 million, or about 79% of the Series D preferred stock, agreed to the restructure of terms. As a result of the agreement, dividends payable to the holders of the stock will not begin to accrue until October 2001. Accordingly, the Series D undeclared dividends in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2000, reflects a reversal of the dividends no longer due that had been reflected as undeclared dividends in the prior quarter. Also, the Series D preferred stock was revised to add a mandatory redemption provision which requires 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001. Penalties in the form of a 2% increase per annum in the dividend rate, limited to a maximum adjusted dividend rate of 16% per annum, will apply to those portions of preferred stock that are not timely redeemed, which also applies to the Series C preferred stock discussed above and the Series E preferred stock discussed below.

      The remaining approximate 21% or $1.5 million of the Series D preferred stock was converted into 300,000 shares of 12% Series E cumulative preferred stock ($.001 par value and $5.00 stated value). The Series E preferred stock is senior to the common stock of the Company and is on parity with the Series C and Series D preferred stock. The Series E preferred stock will pay cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12% subject to the availability of such funds and the consent of the senior lender of the Company. As previously discussed, the senior lender is not currently permitting payment of cash dividends on any preferred stock. The undeclared dividends remaining at September 30, 2000, represent the cumulative dividends undeclared on the 300,000 shares of Series D at the date of conversion into Series E (September 30, 2000). The shares of Series E preferred stock are not convertible into common stock, have no voting rights and contain no registration rights. The Series E has a mandatory redemption provision which requires 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001.

      In July 2000, a stockholder/director of the Company loaned a previous owner $183,000 at 9% interest as a partial temporary advance toward the $450,000 amount reflected as due to sellers of acquired businesses in the accompanying condensed consolidated balance sheet as of September 30, 2000.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

6. Financing Arrangements (Continued)

      In September 2000, all existing acquisition agreements providing for additional consideration to be paid if the acquired entities' results of operations exceed certain targeted levels were revised. Under the revised agreements, all prior owners have agreed to take Series D preferred stock, as restructured with respect to terms, in full settlement of future obligations that may become due to the prior owners.

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

      On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

7. Contingencies (Continued)

funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView also exercised an election for the removal of the action to the US District Court of Colorado, and the matter was designated by the US District Court as Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the US District Court. The Court has entered a scheduling order establishing a trial date in December 2001. The matter is currently in the initial discovery phase, with depositions of ThermoView officers tentatively scheduled for early December 2000. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

      An employee of an affiliate of Thomas Construction, Inc. (Thomas), a subsidiary of ThermoView, has filed suit against both the affiliate and Thomas claiming sexual harassment. The Company intends to defend this claim vigorously and does not expect the outcome to have a material adverse effect on the results of operations and financial condition of the Company.

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

      The unusual charges specifically relate to management's and the Board's decisions to close and abandon two ThermoView subsidiaries as follows:

           Operation                          Activity

Precision Window Mfg., Inc.     Manufacturer   of   windows  in  St.
(Precision)                     Louis, Missouri

American Home  Developers  Co., Retailer   of   primarily   textured
Inc.                            coatings in Los Angeles, California
(American Home Developers)

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

8.    Unusual Charges (Continued)

      The Company's results of operations for the three and nine month periods ended September 30, include the following amounts for these entities:

                                                       Income (Loss)from
For the three months                                   Operations Before
ended September 30, 1999                   Revenues     Unusual Charges
------------------------                   --------     ---------------
Precision                                  $1,882,629     $ 117,471
American Home Developers                    1,230,448       (36,909)

For the three months
ended September 30, 2000
------------------------
Precision                                    164,275       (309,796)
American Home Developers                           -        (97,964)

For the nine months
ended September 30, 1999
------------------------
Precision                                  5,523,615        414,256
American Home Developers                   3,416,221       (119,355)

For the nine months
ended September 30, 2000
------------------------
Precision                                  2,874,652     (1,676,161)
American Home Developers                   1,473,200       (426,300)

      The unusual charges consist of the following:

                                               American
                                                 Home
                                   Precision  Developers     Total

Goodwill write-off                $ 3,075,484 $6,891,348  $9,966,832
Write down of tangible  assets to
  net realizable value                568,168     10,000     578,168
Additional warranty reserve           200,000          -     200,000
                                  ----------- ----------  ----------
                                  $ 3,843,652 $6,901,348 $10,745,000
                                  =========== ========== ============

      Precision had significant operating losses in 2000, and management had not been successful in locating a purchaser of the business. Because of the poor operating performance of Precision in the first half of 2000 and anticipated future losses, management and the Board decided in June 2000 to close this subsidiary and abandon the business. The Company substantially completed this process in August 2000. The writedown of tangible assets to net realizable value noted above relates to Precision's inventories and equipment expected to be sold below cost based on estimates of selling prices. Precision's warranty reserve has been adjusted for the expected increase in warranty costs which will occur as a result of having to use an outside party to perform warranty work once Precision is closed. Precision's manufacturing facilities are leased under an agreement which expires in December 2004 and has remaining rental payments of $1,040,000 as of September 30, 2000. The Company believes this facility can be subleased for rents at least equal to the rental obligation and, therefore, expects no significant loss on this commitment.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

8.    Unusual Charges (Continued)

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

      The remaining 68,275 shares available for grant under the 1999 Plan as of the close of business on September 30, 2000, were transferred to and reserved for issuance under the 2000 Plan. After transfer of 1999 Plan remaining shares to the 2000 Plan, 1,400,000 shares are to be reserved for issuance under the 2000 Plan.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

9.    Stockholders' Equity (Continued)

      In September 2000, 496,998 option shares were granted under the 1999 Plan to key employees and directors. The exercise price of the options is $.625 per share which was the fair value of the Company's common stock on the date of grant. The options vested immediately and expire ten years from the date of grant.

      In August 2000, 45,000 shares of common stock having a fair value of $36,585 were issued as consideration for various investment banking services to be provided. Also, warrants to purchase 200,000 shares of common stock were issued for these services. The warrants are immediately exercisable as follows:
50,000 shares at $4 per share; 50,000 shares at $5 per share; 50,000 shares at $6 per share; and 50,000 shares at $7 per share. The warrants expire two years after the effective date of a registration statement registering the underlying shares. The $7,000 approximate value of the warrants has been expensed and also included as an increase to paid-in capital in the accompanying condensed consolidated balance sheet at September 30, 2000.

      In October 2000, the Company issued warrants to purchase 200,000 shares of common stock at $12 per share to satisfy certain obligations with its underwriters arising in connection with the Company's December 2, 1999 public offering of common stock. The warrants expire two years after the issuance date.

      In October 2000, the Company issued warrants to purchase 340,000 shares of common stock at $12 per share and agreed to the payment of $60,000 to WestPark Capital, Inc. (WestPark) for WestPark to act as the Company's non-exclusive financial advisor. The warrants expire two years after the issuance date. In addition to the above compensation, various contingent fee arrangements were agreed upon to be paid to WestPark for raising debt or equity capital for the Company or for providing merger and acquisition candidates to the Company. The agreement is for two years. The fair value of these warrants and the other warrants above issued in October 2000 is not significant.

Item 2. Management's   Discussion  And  Analysis  Of  Financial  Condition  And
        Results Of Operations

      This   report  on  Form  10-Q   contains   statements   which   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, most of which are beyond the control of management. These factors include operating losses, continued and increased expenses, non-cash dividends and interest related to our financings, restrictions imposed by our line of credit and subordinated debt, quality control of the manufacturing of our products and delays in their delivery, and our inability to meet obligations to the former owners of acquired businesses for satisfying future period financial targets.

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

     Manufacturing. Our manufacturing segment manufactures and sells vinyl replacement windows to our retail segment and to unaffiliated customers. Our manufacturing segment is comprised of two subsidiaries:

            Subsidiary                          Activity

Thermal Line Windows, LLP           Manufactures  vinyl  windows  and
(Thermal Line)                      sells  primarily to  unaffiliated
                                    customers.
Precision Window Mfg., Inc.         Manufactured  vinyl  windows  and
(Precision)                         sold   primarily  to  our  retail
                                    segment.    This   business   was
                                    closed in August 2000.

      In January 2000, we decided to shift more to outsourced manufacturing. Consistent with this shift and because of operating losses incurred in 2000 by Precision, the Board decided in June 2000 to close Precision.

      Thermal  Line,   located  in  Mandan,   North  Dakota,   is  a  profitable
manufacturer with a sound dealer base and quality products. We currently intend to continue operating this subsidiary.

      All but one of our retail subsidiaries, including those subsidiaries that purchased windows from Precision, are now purchasing their windows from unaffiliated window manufacturers. We believe we can achieve lower product costs and consistent product quality from these high volume unaffiliated window manufacturers. Thermal Line sells windows to our retail subsidiary, Leingang Siding and Window, Inc. It is not practical for Thermal Line to expand its output to produce windows for more of our own retail subsidiaries since Thermal Line has capacity limitations beyond the volume of profitable business manufactured for primarily unaffiliated customers.

      0ur manufacturing segment recognizes revenue when products are shipped. Gross profit in the manufacturing segment represents revenues after deducting product costs (primarily glass, vinyl and hardware), window fabrication labor and other manufacturing expenses.

      Financial Services. Our financial services segment financed credit sales of our retail segment. We closed Key Home Credit, ThermoView's Owensboro, Kentucky, finance subsidiary, in July 2000 since expanding the subsidiary would have required considerable capital. We decided that we could more effectively employ capital to expand our retail business.

Historical Results Of Operations

                                 For the three       For the nine
                                  months ended       months ended
                                 September 30,       September 30,
                              --------------------------------------
                                 1999      2000     1999      2000
                                 ----      ----     ----      ----
                                           (In thousands)

Revenues......................  $29,081   $26,385  $79,277  $ 75,091

Cost of revenues earned.......   13,093    12,450   35,595    35,799
                                -------------------------------------

Gross profit..................   15,988    13,935   43,682    39,292

Selling, general and
  administrative expenses.....   14,481    12,231   39,871    39,938
Restructuring charges.........        -         -        -    10,745
Depreciation expense..........      244       257      684       803
Amortization expense..........      742       759    2,297     2,505
                                -------------------------------------

Income (loss) from operations.      521       688      830   (14,699)

Interest expense..............   (1,039)   (1,270)  (1,897)   (3,513)
Interest income...............       47        32      148       138
                                -------------------------------------

Loss before income taxes......     (471)     (550)    (919)  (18,074)

Income tax provision (benefit)       (7)       36      330     1,765
                                -------------------------------------

Net loss......................     (464)     (586)  (1,249)  (19,839)

Less preferred stock dividends:
  Series A and B cash dividends     426         -    1,272         -
  Series C cash dividends.....       61         -      205       101
  Series C non-cash dividends.      497       542    1,961     1,552
  Series D undeclared dividends       -      (180)       -         -
  Series E undeclared dividends       -        83        -        83
                                --------------------------------------
Net loss attributable to
   common stockholders........  $(1,448)  $(1,031) $(4,687) $(21,575)
                                ======================================


      Three Months Ended September 30, 2000 Compared to September 30, 1999

      Revenues. Revenues decreased from $29.1 million in the third quarter of 1999 to $26.4 million in the third quarter of 2000. This revenue decrease of $2.7 million is due primarily to fluctuations in quarterly revenues for certain subsidiaries. Revenues from Thermo-Shield decreased $1.9 million due to changing its lead generation strategy, which should improve its long-term performance but have an adverse effect on short-term operating performance and cash flows, and the closing of two of its branch operations that were unprofitable. Revenues also decreased by $1.2 million from the third quarter of 1999 to the third quarter of 2000 at American Home Developers, our retail subsidiary that we closed in July 2000.

      Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $16.0 million in the third quarter of 1999 to $13.9 million in the third quarter of 2000. This decline principally results from less revenue as explained above, and the poor operating performance at Precision. As a percentage of revenues, gross profit decreased from 55.0% in the third quarter of 1999 to 52.8% in the third quarter of 2000. This decrease results primarily because some costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the third quarter of 2000 compared to the third quarter of 1999, and because of the production inefficiencies at Precision.

      Cost of revenues earned includes the cost of glass, vinyl, hardware, fabrication labor and manufacturing overhead for the manufacturing segment. For the retail segment, cost of revenues earned includes the cost of vinyl windows, doors, textured coating, vinyl siding, and other home improvement products purchased plus installation costs and other indirect materials and labor.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $14.5 million in the third quarter of 1999 to $12.2 million in the third quarter of 2000. The decrease in selling, general and administrative expenses is due to lower expenses relative to the lower volumes at Thermo-Shield, reduced expenses in 2000 related to closed operations and lower expenses at the corporate office due to cost cutting efforts.

      Selling, general and administrative expenses include sales commissions, advertising expenses, rent expense, corporate operating costs and other general and administrative expenses.

      Depreciation Expense. Depreciation expense increased from $244,000 in the third quarter of 1999 to $258,000 in the third quarter of 2000 as a result of capital expenditures in 1999 and 2000.

      Amortization Expense. Amortization expense increased from $742,000 in the third quarter of 1999 to $759,000 in the third quarter of 2000. This increase results from additional amortization expense in the third quarter of 2000 at several subsidiaries as the former owners secured an increase to our purchase price of their entities by achieving post-acquisition earnings targets. This increase was partially offset by reduced amortization related to operations closed during the third quarter of 2000.

      Interest Expense. Interest expense increased from $1.0 million in the third quarter of 1999 to $1.3 million in the third quarter of 2000 primarily as a result of somewhat higher rates charged on the PNC Bank credit facility in 2000.

      Income Tax Provision. The provision (benefit) for income taxes in the third quarter of 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization. Due to operating losses incurred during 2000, we are now forecasting a taxable loss for the year ending December 31, 2000. Management has concluded that it is more likely than not that our deferred tax assets will not be realized and, accordingly, deferred tax assets have been fully offset by a valuation allowance as of September 30, 2000.

      Series A and B Cash Dividends. There were no cash dividends for the third quarter of 2000 on our Series A and Series B preferred stock since the preferred stock was converted into shares of our common stock effective December 31, 1999.

      Series C Cash Dividends. PNC Bank did not permit us to pay cash dividends on the Series C preferred stock for the third quarter of 2000.

      Series C Non-Cash Dividends. Non-cash dividends of $542,000 for the third quarter of 2000 and $497,000 for the third quarter of 1999 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders.

      Series D Undeclared Dividends. PNC Bank is currently not permitting payment of dividends on our Series D preferred stock which was issued in April 2000. In September 2000, holders of approximately 79% of the Series D preferred stock agreed to restructure their stock such that dividends payable to the holders will not begin to accrue until October 2001. Accordingly, the third quarter includes reversal of the $180,000 of undeclared dividends reported in the second quarter of 2000.

      Series E Undeclared Dividends. The amount reported as dividends for the three months ended September 30, 2000, represents 12% cumulative dividends on 300,000 shares of Series D preferred stock that were unpaid at the time of their conversion to Series E preferred stock on September 30, 2000.

Nine Months Ended September 30, 2000 Compared to September 30, 1999

      Revenues. Revenues decreased from $79.3 million in the first nine months of 1999 to $75.1 million in the first nine months of 2000. Revenues decreased $4.2 million or 5.3% due primarily to fluctuations in revenues for certain subsidiaries. Rolox and ThermoView of Missouri collectively reported $1.7 million less revenues in the first nine months of 2000 than in the similar period in 1999. This reduced revenue was due to the negative effects of their window supplier's quality control and delivery problems. Their window supplier was our manufacturer (Precision) located in St. Louis, Missouri. Precision's inability to produce and deliver windows resulted from its plant relocation in the first quarter of 2000. Revenues from Thermo-Shield decreased $2.0 million due to changing its lead generation strategy and the closing of two of its branch operations that were unprofitable. Additionally, American Home Developers' revenue decreased $1.9 million in the first nine months of 2000 as compared to the first nine months of 1999 as the operation was being closed.

      We partially offset the revenue reduction discussed above by $2.1 million more revenue reported in the first nine months of 2000 due principally to product diversification in several of our retail subsidiaries.

      Gross Profit. Gross profit decreased from $43.7 million in the first nine months of 1999 to $39.3 million in the first nine months of 2000. This decline principally results from less revenue at Thermo-Shield and American Home Developers as explained above, and the poor operating performance at Precision, Rolox and ThermoView of Missouri. As a percentage of revenues, gross profit decreased from 55.1% in the first nine months of 1999 to 52.3% in the first nine months of 2000. This decrease results primarily because some costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the first nine months of 2000 compared to the first nine months of 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses remained constant at $39.9 million in the first nine months of 1999 and the first nine months of 2000. Selling, general and administrative expenses as a percentage of revenue increased from 50.3% in the first nine months of 1999 to 53.2% in the first nine months of 2000. The increase in selling, general and administrative expenses as a percentage of revenues in the first nine months of 2000 results primarily from the fixed nature of certain expenses relative to the lower volumes.

      Unusual Charges. Unusual charges for the first nine months of 2000 amounting to $10.7 million represent primarily goodwill write offs for two of our subsidiaries which we closed, Precision and American Home Developers, plus other asset write offs and expense accruals required by these closures.

      Depreciation Expense. Depreciation expense increased from $684,000 in the first nine months of 1999 to $803,000 in the first nine months of 2000 as a result of capital expenditures in 1999 and 2000.

      Amortization Expense. Amortization expense increased from $2.3 million in the first nine months of 1999 to $2.5 million in the first nine months of 2000. This increase primarily results from additional amortization expense in the first nine months of 2000 at several subsidiaries as the former owners secured an increase to our purchase price of their entities by achieving post-acquisition earnings targets. This increase was partially offset by reduced amortization related to operations closed in 2000.

      Interest Expense. Interest expense increased from $1.9 million in the first nine months of 1999 to $3.5 million in the first nine months of 2000 primarily as a result of interest, including accreted discount, on the $10.0 million senior subordinated promissory note with GE Capital, which began accruing in mid-1999, as well as interest on additional amounts borrowed under the PNC Bank credit facility in the first quarter of 1999. Also, we are being charged somewhat higher interest rates on the PNC credit facility in 2000.

      Income Tax Provision. The provision for income taxes in the first nine months of 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization. At December 31, 1999, we reported $1.7 million of deferred income tax assets. Due to operating losses incurred during 2000, we are now forecasting a taxable loss for the year ending December 31, 2000. Management has concluded that it is more likely than not that our deferred tax assets will not be realized. As a result, the income tax provision for the nine month period ended September 30, 2000, includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999, and no additional deferred income taxes have been recorded for the nine month period ended September 30, 2000.

      Series A and B Cash Dividends. There were no cash dividends for the first three quarters of 2000 on our Series A and Series B preferred stock, since the preferred stock was converted into shares of our common stock effective December 31, 1999.

      Series C Cash Dividends. PNC Bank did not permit us to pay any cash dividends on our Series C preferred stock in the second and third quarters of 2000. The first quarter of 1999 did not have any cash dividends on the Series C preferred stock since it was issued in April 1999.

      Series C Non-Cash Dividends. Non-cash dividends of $1.6 million for the first three quarters of 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders. Non-cash dividends of $2.0 million for 1999 relate to a beneficial conversion feature of the mandatorily redeemable Series C convertible preferred stock issued in April 1999, as well as accretion of the discount of the stock and stock dividends.

      Series D Undeclared Dividends. PNC Bank is currently not permitting payment of these dividends on our Series D preferred stock which was issued in April 2000. There is no amount reported as undeclared dividends for the nine months ended September 30, 2000 since the stock was restructured such that dividends payable to the holders will not begin to accrue until October 2001.

      Series E Undeclared Dividends. The amount reported as dividends for the nine months ended September 30, 2000, represents 12% cumulative dividends on the 300,000 shares of Series D preferred stock that were unpaid at the time of conversion to Series E preferred stock on September 30, 2000.

Liquidity And Capital Resources

      As of September 30, 2000, we had cash and equivalents of $866,000, a working capital deficit of $14.9 million, $7.7 million of long-term debt, net of current maturities, and $13.1 million of mandatorily redeemable preferred stock. Our operating activities for the nine months ended September 30, 2000, used $547,000 of cash. Our operating activities for the nine months ended September 30, 1999, provided $1.4 million of cash.

      The use of cash for investing activities for the nine months ended September 30, 2000, relates primarily to additional consideration paid under terms of a 1999 acquisition agreement which accounts for the use of $1.0 million of cash. Investing activities also included investments in property and equipment of $686,000 in the nine months ended September 30, 2000, and $196,000 of cash provided by other investing activities. During the nine months ended September 30, 1999, we used $20.8 million for acquisitions, invested $1.5 million in property and equipment and had $155,000 of cash provided by other investing activities.

      Financing activities in the nine months ended September 30, 2000, utilized $416,000 of cash, comprised of a payment of $101,000 for preferred stock cash dividends and $316,000 for repayment of debt. The major sources of cash provided by financing activities for the nine months ended September 30, 1999, were borrowings of $9.7 million from our PNC Bank credit facility, net proceeds on borrowings from GE Capital of $9.4 million, and net proceeds from issuance of mandatorily redeemable Series C convertible preferred stock and detachable stock purchase warrants of $5.4 million. These sources were offset by the repayment of $2.3 million of debt, exclusive of refinanced debt, the payment of $1.5 million of preferred dividends and deferred financing costs of $954,000 exclusive of fees related to GE Capital accounted for above.

      As of the date of this Form 10-Q, we have borrowed the entire amount available to us under our $15 million PNC Bank line of credit. The $15 million line of credit and $10 million subordinated debt owed to GE Capital require us to comply with affirmative and negative covenants. We must maintain various financial ratios and these lenders may restrict us from incurring other debt. We may not pay cash dividends on our common stock, and as discussed below, cash dividends on our preferred stock, while the line of credit and the subordinated debt are outstanding. We are also subject to other restrictions, including restrictions pertaining to significant corporate transactions and management changes.

      We violated PNC Bank and GE Capital covenants at certain dates during the six month period ended June 30, 2000. The covenant violations resulted largely from losses during the twelve-month period prior to covenant measurement dates. Because of losses, we currently have no excess cash available for unanticipated working capital purposes. PNC Bank and GE Capital have waived these covenant violations and have amended financial covenants to accommodate compliance in the future. The most restrictive of the amended covenants is the requirement to repay $5 million of the PNC Bank line of credit in December 2000 as well as to meet debt service coverage ratios as defined in the debt agreements. Although we complied with debt service ratio requirements at our September 30, 2000 quarterly measurement date, it is reasonably possible we may not be able to comply with amended debt covenants in the future. In this event, PNC Bank and GE Capital will have the right to demand payment of the total amounts due them including the amounts classified as long-term obligations at September 30, 2000.

      We have secured the line of credit by substantially all of our personal property and by a pledge to PNC Bank of all of our ownership interests in our subsidiaries. The line of credit requires that any company acquired by us must become a borrower under the line of credit. Additionally, the line of credit obligates us to pay a quarterly unused loan fee and other fees and expenses. Four stockholders of the Company (one of whom is also a director of the Company) guarantee a total of $3 million of the credit facility for fees equal to an annual rate of 10%.

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

      In August 2000, PNC Bank extended the maturity date of $10 million of our $15 million line of credit from May 1, 2001 to July 1, 2001. In connection with waiving defaults at June 30, 2000, PNC Bank is requiring us to repay $5 million of the line of credit by December 27, 2000. Based on its terms, we have included the entire $15 million of the line of credit in the current portion of long-term debt as of September 30, 2000. PNC Bank is also not permitting the payment of any cash dividends on our Series C, Series D or Series E preferred stock until the earlier of repayment of the entire $15 million line of credit or September 30, 2001.

      We have suffered recurring operating losses, have a working capital deficit at September 30, 2000, and used cash in operations during the nine month period ended September 30, 2000. As previously discussed, we also violated debt covenants during the six months ended June 30, 2000. Although lenders have waived the defaults, the debt covenant violations together with these other factors currently raise substantial doubt about our ability to continue as a going concern.

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

      We may dispose of some of our assets to generate sufficient funds to satisfy the requirement to repay $5 million of our PNC Bank line of credit by December 27, 2000. PNC Bank would need to approve such a sale, and the sale may result in a loss to us. Although $5 million is the only amount due in December 2000, we are exploring the possibility of refinancing the entire $15 million credit facility prior to December 31, 2000. Alternatives to a refinancing before December 31, 2000, would be to refinance only the $5 million portion due December 2000, with PNC Bank's approval, or to sell our assets as discussed above. Although we intend to aggressively pursue these alternatives, there is no assurance that we will have sufficient funds available by December 27, 2000 to retire the $5 million.

      In August 2000, the two funds holding the mandatorily redeemable preferred stock agreed to be paid dividends with 100% of our common stock until such time as the normal quarterly dividend payments of part cash, part common stock are again permitted in accordance with terms of the PNC Bank agreement. Payment of the dividend in common stock will be dilutive. Assuming the stock dividend continues for four quarters at a market trading price of $.50 per share, we would be required to issue approximately 806,000 additional shares of our common stock to the two funds in lieu of cash dividends. Also in August 2000, the two funds temporarily waived their right to keep their registration statement effective, and will not impose the penalties permitted under the agreement during the waiver period which extends through May 31, 2001.

      Except for the $5 million required payment to PNC Bank by December 27, 2000, and the $10 million due by July 1, 2001, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

o     payment of the interest on our line of credit and subordinated debt;

o     working capital requirements; and

o     planned property and equipment capital expenditures.

      Originally, we intended to continue our acquisition program with a combination of cash, common stock and seller debt used to finance our acquisitions and we anticipated the cash needed for acquisitions to come principally from an expanded bank line and future common stock offerings. Currently, we do not have an expanded bank line nor do we anticipate a common stock offering in the near term to fund acquisitions or unanticipated operating needs. Due to our current liquidity problems, unavailable capital, and our need to focus on improving the profitability of existing operations, we have decided to suspend acquisition activity and the opening of new retail market locations in the near term. In terms of improving the profitability of existing operations, management is in particular focusing attention on Thermo-Shield as this subsidiary transitions to a new lead generation strategy. An unsuccessful transition will adversely impact future profitability and cash flow and would then potentially result in asset impairment issues at this subsidiary. Our investment in this subsidiary amounts to $5.9 million at September 30, 2000.

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

Pending Litigation

      ThermoView does not anticipate any significant adverse effect on our results of operations or cash flow during the next twelve months because of the Pro Futures litigation or the harassment claim described in Part II - Other Information, Item 1. Legal Proceedings. Although ThermoView believes the claims in this litigation are without merit and intends to vigorously defend the suits, an adverse outcome, thereafter, in these actions could have a material adverse effect on our results of operations and cash flow.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

      Changes in interest rates expose us to market risk. As of September 30, 2000, approximately 60% of our debt portfolio consisted of variable-rate debt and approximately 40% consisted of fixed-rate debt. With respect to the variable-rate debt, a hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $150,000 as of September 30, 2000.

      Interest rate changes would result in gains or losses in the market value of our fixed-rate debt due to the differences between the current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at September 30, 2000, a 10% change in interest rates would not have resulted in a significant change in the fair value of our fixed-rate debt.

                             Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView also exercised an election for the removal of the action to the US District Court of Colorado, and the matter was designated by the US District Court as Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The court rendered an opinion which dismissed certain named individual defendants due to lack of personal jurisdiction in Colorado courts and retained venue with the US District Court. The court has entered a scheduling order establishing a trial date in December 2001. The matter is currently in the initial discovery phase, with depositions of ThermoView officers tentatively scheduled for early December 2000. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

      An employee of an affiliate of Thomas Construction, Inc. (Thomas), a subsidiary of ThermoView, has filed suit against both the affiliate and Thomas claiming sexual harassment. The Company intends to defend this claim vigorously and does not expect the outcome to have a material adverse effect on the results of operations and financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      We announced a change of address and telephone number for the principal executive office. Effective September 28, 2000, the location of our principal executive office is 5611 Fern Valley Road, Louisville, Kentucky 40228. You should send correspondence to us via the United States Postal Service at PO Box 34749, Louisville, Kentucky 40232-4749. Our telephone number, including area code, is (502) 968-2020.

      We appointed George T. Underhill, III, age 45, to our Board of Directors effective October 9, 2000. Mr. Underhill is the treasurer of Underhill Associates, located in Louisville, Kentucky and is a partner in numerous real estate entities. Mr. Underhill received a B.A degree in Business and Accounting from Miami University of Ohio in 1977 and received a J.D degree from the University of Louisville in 1980. Mr. Underhill maintains licenses for the practice of law, real estate and public accounting in the Commonwealth of Kentucky. Mr. Underhill is currently the Vice Chairman of the Board of Directors of Palladium Communications, a multi-state licensee of telecommunications, and is founder and director of Premiere Technologies, located in Louisville, Kentucky. Mr. Underhill also maintains director positions with numerous charitable and civic organizations located within the Louisville, Kentucky metropolitan area. Mr. Underhill will serve in Class II of our directors.

      In July 2000, our Chairman, Stephen A. Hoffmann, made a loan to our President, Charles L. Smith, in the amount of $183,000. Mr. Hoffmann loaned the funds as a partial advance of the earn out award of $450,000 that we owe to Mr. Smith. Repayment of this advance is contingent upon our satisfaction of the earn out award that we owe to Mr. Smith. The loan includes an interest rate of 9% until Mr. Smith pays the advance in full.

      On June 20, 2000, our Board approved, subject to stockholder approval, the 2000 stock option plan. We may grant under the 2000 plan, qualified or non-qualified stock options to our key employees and nonemployee directors. We determine the exercise price and terms of any options granted at the date of grant.

      We transferred to the 2000 plan the remaining 68,275 shares available for grant under the 1999 plan as of the close of business on September 30, 2000. After the transfer of the shares from the 1999 plan to the 2000 plan, we have an aggregate of 1,400,000 shares reserved for issuance under the 2000 plan.

      In September 2000, we granted options to purchase 496,998 shares under the 1999 plan to key employees and directors. The exercise price of the options is $.625 per share, which was the fair value of our common stock on the date of grant. The options vested immediately and expire ten years from the date of grant.

      In August 2000, we issued 45,000 shares of our common stock having a fair value of $36,585 as consideration for various investment banking services. Also, we issued warrants to purchase 200,000 shares of common stock for these services. The warrants are immediately exercisable as follows:
      50,000 shares at $4 per share; 50,000 shares at $5 per share; 50,000 shares at $6 per share; and 50,000 shares at $7 per share. The warrants expire two years after the effective date of a registration statement registering the underlying shares. We have expensed the $7,000 approximate value of the warrants and have included as an increase to our paid-in capital the $7,000 approximate value of the warrants.

      In October 2000, we issued warrants to purchase 200,000 shares of our common stock at $12 per share to satisfy obligations with our underwriters arising in connection with our initial public offering of common stock. The warrants expire two years after the issuance date.

      In October 2000, we issued warrants to purchase 340,000 shares of our common stock at $12 per share and agreed to the payment of $60,000 to WestPark Capital, Inc., for WestPark to act as our non-exclusive financial advisor. We agreed to pay to WestPark contingent fees for raising debt or equity capital for us or for providing us merger and acquisitions candidates. The agreement is for two years.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 31), which index is incorporated herein by reference.

(b)   Reports on Form 8-K.

      We filed a Form 8-K on September 1, 2000, reporting Item 5. Other Events related to the following matter. We announced the appointment of Charles
      L. Smith and Bruce C. Merrick to our Board of Directors effective August 30, 2000.

      Mr. Smith currently serves as our President and Chief Operating Officer and will fill a vacancy in our Class III directors.

      Mr. Merrick is the President of Dant Clayton Corporation, a private manufacturer of spectator seating located in Louisville, Kentucky, which he founded in 1979. Mr. Merrick is currently a member of several national and widely-known Boards, including D.D. Williamson, the global manufacturer of caramel coloring; Western Kentucky University's Board of Advisors; Actor's Theatre of Louisville's President elect; Custom Quality Services - Metro United Way Agency; and the Western Kentucky University Student Life Foundation. In addition to his professional and philanthropic duties, Mr. Merrick was recognized as Entrepreneur of the Year for the Manufacturing Division of Kentucky and Southern Indiana. Mr. Merrick fills a vacancy in our Class I directors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ThermoView Industries, Inc.



Date:  November 14, 2000       By:   /s/ John H. Cole
                                  -----------------------
                                  John H. Cole,
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

                                INDEX TO EXHIBITS

Exhibit
 Number                     Description of Exhibits
  3.1 -- Certificate of Amendment to Restated Certificate of Incorporation of ThermoView Industries, Inc., dated June 22, 2000
  4.1 -- Certificate of Designation of Series D Preferred Stock dated April 14, 2000
  4.2 -- Amended Certificate of Designation of Series D Preferred Stock dated September 26, 2000
  4.3 -- Certificate of Designation of Series E Preferred Stock dated September 26, 2000
  4.4    -- 2000 Employee Stock Option Plan
  4.5    -- 2000 Employee Stock Option Plan Grant Certificate
 10.1    -- Sixth  Amendment to Loan Agreement and Amendment to Note dated as of August 15, 2000 by and among Borrowers and PNC Bank, N.A.
 10.2    -- Amendment  No. 3 and  Waiver  dated  as of  September 6, 2000 by and between the registrant and GE Capital Equity Investments, Inc.
 10.3    -- Letter Agreement dated September 6, 2000 by and among registrant and
            Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, LP
 10.4    -- Client Service  Agreement by and among registrant and Continental
            Capital & Equity Corporation dated March 4, 2000
 10.5    -- Agent Agreement dated August 24, 2000 by and among registrant and
            Continental Capital & Equity Corporation
 10.6    -- Release  and  Settlement  Agreement dated  September 15, 2000 by and among registrant and Joseph Charles & Associates
 10.7    -- Release  and  Settlement  Agreement dated  September 26, 2000 by and among Registrant and WestPark Capital, Inc.
 10.8    -- Letter  Engagement  Agreement  dated  October 1, 2000  by  and among registrant and WestPark Capital, Inc.
 10.9*   -- Form of Agreement regarding earn out dated as of September  26, 2000 by and between registrant and each individual identified in the footnote below
 10.10** -- Form of Waiver  Agreement  dated as of September  26, 2000 by and between registrant and each individual identified in the footnote below
 10.11   -- Common  Stock  Purchase  warrant  dated as of October 1, 2000 by and among registrant and Joseph Charles & Associates
 10.12   -- Consultant  Warrant  dated  as  of  October  1,  2000  by and  among registrant and WestPark Capital, Inc.
 10.13   -- Series E Preferred Stock Agreement dated as of September 30, 2000 by and among registrant and Rodney H. Thomas
 27.1    -- Financial Data Schedule


----------

* Each person identified below, together with the registrant, executed a separate agreement regarding earn out, dated as of September 26, 2000, as described in Exhibit No. 10.9: Steven B. Hoyt, Joel S. Kron, Alvin W. Leingang (September 29, 2000), Michael S. Haines, Bradley A. Smith, Rodney
    H. Thomas, Charles L. Smith, George Jenkins.
** Each person identified below, together with the registrant, executed a separate waiver agreement, dated as of September 26, 2000, as described in Exhibit No. 10.10: Steven B. Hoyt, Alvin W. Leingang (September 29, 2000), Michael S. Haines, Bradley A. Smith, Rodney H. Thomas.

                                      3.1

                           CERTIFICATE OF AMENDMENT
                                      TO
                     RESTATED CERTIFICATE OF INCORPORATION
                                      OF
                          THERMOVIEW INDUSTRIES, INC.




      THERMOVIEW INDUSTRIES, INC. (the "Company"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "DGCL"), DOES HEREBY CERTIFY:
      FIRST:  That the Board of Directors of the Company,  by unanimous  written consent of its members, filed with the minutes of the Board, duly adopted resolutions setting forth a proposed amendment to the Company's Restated Certificate of Incorporation, declaring said amendment to be advisable and proposing stockholder consideration of such amendment at the Company's 2000 Annual Meeting of Stockholders. The resolution setting forth the proposed amendment is as follows:

      RESOLVED, That the Company's Restated Certificate of Incorporation, as amended, be further amended by changing the first paragraph of Article 4 so that, as amended, the first paragraph of said Article shall be and read as follows:

      "4. The total number of shares of all classes of stock which the Corporation shall have authority to issue is Thirty Million (30,000,000), consisting of (i) Twenty-Five Million (25,000,000) shares, par value $.001 per share, of Common Stock ("Common Stock") and (ii) Five Million (5,000,000) shares, par value $.001 per share, of Preferred Stock ("Preferred Stock").

      SECOND: That thereafter, the Company's 2000 Annual Meeting of Stockholders was duly called and held, upon notice in accordance with Section 222 of the DGCL, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

      THIRD:   That said amendment was duly adopted in accordance with the provisions of Section 242 of the DGCL.





      IN WITNESS WHEREOF, said THERMOVIEW INDUSTRIES, INC. has caused this certificate to be signed by Nelson E. Clemmens, its President, this ___ day of June, 2000.
                               THERMOVIEW INDUSTRIES, INC.


                               By:_______________________________
                                     Nelson E. Clemmens, President

                                     4.1

                          CERTIFICATE OF DESIGNATION


          CERTIFICATE OF THE VOTING POWERS, DESIGNATIONS, PREFERENCES
                AND RELATIVE, PARTICIPATING, OPTIONAL OR OTHER
              SPECIAL RIGHTS, AND QUALIFICATIONS, LIMITATIONS OR
               RESTRICTIONS THEREOF, OF 12% SERIES D CUMULATIVE
                                 PREFERRED STOCK

                                       OF

                           THERMOVIEW INDUSTRIES, INC.


            Pursuant to Section 151 of the General Corporation Law
                            of the State of Delaware


      Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware (the "DGCL"), the Board of Directors of ThermoView Industries, Inc., a Delaware corporation (the "Company"), hereby unanimously consents to, adopts and ratifies the following resolution:

      RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Company by the provisions of Section 4.2 of Article IV of the Restated Certificate of Incorporation of the Company (the "Restated Certificate of Incorporation"), and Section 151(g) of the DGCL, such Board of Directors hereby creates, from the 50,000,000 authorized shares of Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company authorized to be issued pursuant to the Restated Certificate of Incorporation, a series of Preferred Stock, and hereby fixes by this certificate of designation (this "Certificate of Designation") the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of the shares of such series as follows:

           The series of Preferred Stock hereby established shall consist of 1,500,000 shares designated as "12% Cumulative Series D Preferred Stock" (hereinafter called the "Series D Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:


                    12% CUMULATIVE SERIES D PREFERRED STOCK


      (1) Ranking. The Series D Preferred Stock will, with respect to payment of dividends and amounts upon liquidation, dissolution or winding up, rank (i) senior to the Common Stock of the Company, $.001 par value (the "Common Stock") and to shares of all other series of Preferred Stock issued by the Company the terms of which specifically provide that the capital stock of such series rank junior to such Series D Preferred Stock with respect to dividend rights or distributions upon dissolution of the Company ("Junior Stock"); (ii) on a parity with (a) all shares of the Company's 9.6% Cumulative Convertible Series C Preferred Stock and (b) the shares of all capital stock issued by the Company whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof shall be different from those of the Series D Preferred Stock, if the holders of stock of such class or series shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority of one over the other as between the holders of such stock and the holders of shares of Series D Preferred Stock (collectively (a) and (b) being "Parity Stock"); and (iii) junior to all capital stock issued by the Company the terms of which specifically provide that the shares rank senior to the Series D Preferred Stock with respect to dividends and distributions upon dissolution of the Company ("Senior Stock").

      (2)  Dividends.
           ---------

           (a) Holders of shares of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company and only with the consent of PNC Bank, N.A. or any successor lender thereto, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.60 per share of Series D Preferred Stock. Dividends on the Series D Preferred Stock will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing July 31, 2000 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends will accrue from the date of the original issuance of the Series D Preferred Stock. Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Accumulations of dividends on shares of Series D Preferred Stock will not bear interest. Dividends payable on the Series D Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series D Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

           (b) Except as provided in the next sentence, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series D Preferred Stock for all prior dividend periods. If accrued dividends on the Series D Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series D Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series D Preferred Stock and such Parity Stock.

           (c) So long as the shares of the Series D Preferred Stock shall be outstanding, unless (i) full cumulative dividends shall have been paid or declared and set apart for payment on all outstanding shares of the Series D Preferred Stock and any Parity Stock, (ii) sufficient funds have been paid or set apart for the payment of the dividend for the current dividend period with respect to the Series D Preferred Stock and any Parity Stock and (iii) the Company is not in default or in arrears with respect to the mandatory or optional redemption or mandatory repurchase or other mandatory retirement of, or with respect to any sinking or other analogous fund for, the Series D Preferred Stock or any Parity Stock, the Company may not declare any dividends on any Junior Stock, or make any payment on account of, or set apart money for, the purchase, redemption or other retirement of, or for a sinking or other analogous fund for, any shares of Junior Stock or make any distribution in respect thereof, whether in cash or property or in obligations or stock of the Company, other than (x) Junior Stock which is neither convertible into, nor exchangeable or exercisable for, any securities of the Company other than Junior Stock, or
(y) Common Stock acquired in connection with the cashless exercise of options under employee incentive or benefit plans of the Company or any subsidiary or any other redemption or purchase or other acquisition of Common Stock made in the ordinary course of business, which has been approved by the Board of Directors of the Company, for the purpose of any employee incentive or benefit plan of the Company. The limitations in this paragraph do not restrict the Company's ability to take the actions in this paragraph with respect to any Parity Stock. As used in this subparagraph (c), the term "dividend" with respect to Junior Stock does not include dividends payable solely in shares of Junior Stock on Junior Stock, or in options, warrants on rights to holders of Junior Stock to subscribe for or purchase any Junior Stock.

      (3)  Redemption.
           ----------

           (a) The shares of Series D Preferred Stock will be redeemable at the option of the Company in whole or in part, for cash or for such number of shares of Common Stock as equals the Liquidation Preference (defined hereinafter in paragraph (4)) of the Series D Preferred Stock to be redeemed (without regard to accumulated and unpaid dividends) as of the opening of business on the date set for such redemption. In order to exercise its redemption option, the Company must notify the holders of record of its Series D Preferred Stock in writing (the "Conditions Satisfaction Notice") prior to the opening of business on the second trading day after the conditions in the preceding sentences have, from time to time, been satisfied.

           (b) Notice of redemption (the "Redemption Notice") will be given by mail to the holders of the Series D Preferred Stock not less than 30 nor more than 60 days prior to the date selected by the Company to redeem the Series D Preferred Stock. The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. The Company's right to exercise its redemption option will not be affected by changes in the closing price of the Common Stock following such 30-day period. If fewer than all of the shares of Series D Preferred Stock are to be redeemed, the shares to be redeemed shall be selected by lot or pro rata or in some other equitable manner determined by the Board of Directors of the Company; provided, however, that the Company shall not be required to effect the redemption in any manner that results in additional fractional shares being outstanding. If full cumulative dividends on the outstanding shares of Series D Preferred Stock shall not have been paid or declared and set apart for payment for all regular dividend payment dates to and including the last dividend payment date prior to the date fixed for redemption, the Corporation shall not call for redemption any shares of Series D Preferred Stock unless all such shares then outstanding are called for simultaneous redemption.

           (c) On the redemption date, the Company must pay, in cash, on each share of Series D Preferred Stock to be redeemed any accumulated and unpaid dividends through the redemption date. In the case of a redemption date falling after a dividend payment record date and prior to the related payment date, the holders of the Series D Preferred Stock at the close of business on such record date will be entitled to receive the dividend payable on such shares on the corresponding dividend payment date, notwithstanding the redemption of such shares following such dividend payment record date. Except as provided for in the preceding sentence, no payment or allowance will be made for accumulated and unpaid dividends on any shares of Series D Preferred Stock called for redemption or on the shares of Common Stock issuable upon such redemption.

           (d) On and after the date fixed for redemption, provided that the Company has made available at the office of its registrar and transfer agent a sufficient number of shares of Common Stock and an amount of cash to effect the redemption, dividends will cease to accrue on the Series D Preferred Stock called for redemption (except that, in the case of a redemption date after a dividend payment record date and prior to the related dividend payment date, holders of Series D Preferred Stock on the dividend payment record date will be entitled on such dividend payment date to receive the dividend payable on such shares), such shares shall be cancelled and shall no longer be deemed to be outstanding and all rights of the holders of such shares of Series D Preferred Stock shall cease except the right to receive the shares of Common Stock upon such redemption and any cash payable upon such redemption, without interest from the date of such redemption. Such cancelled shares shall be restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, and may thereafter be issued but not as shares of Series D Preferred Stock. At the close of business on the redemption date upon surrender in accordance with such notice of the certificates representing any such shares (properly endorsed or assigned for transfer, if the Board of Directors of the Company shall so require and the notice shall so state), each holder of Series D Preferred Stock (unless the Company defaults in the delivery of the shares of Common Stock or cash) will be, without any further action, deemed a holder of the number of shares of Common Stock for which such Series D Preferred Stock is redeemable.

           (e) Fractional shares of Common Stock are not to be issued upon redemption of the Series D Preferred Stock, but, in lieu thereof, the Company will pay a cash adjustment based on the current market price of the Common Stock on the day prior to the redemption date. If fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares of Series D Preferred Stock without cost to the holder thereof.

           (f) Any shares or cash set aside by the Company pursuant to subparagraph (e) and unclaimed at the end of three years from the date fixed for redemption shall revert to the Company.

           (g) Subject to applicable law and the limitation on purchases when dividends on the Series D Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series D Preferred Stock by tender or by private agreement.

      (4)  Liquidation Preference.
           ----------------------

           (a) The holders of shares of Series D Preferred Stock will be entitled to receive in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, $5.00 per share of Series D Preferred Stock (the "Liquidation Preference"), plus an amount per share of Series D Preferred Stock equal to all dividends (whether or not earned or declared) accumulated and unpaid thereon to the date of final distribution to such holders, and no more. If, upon any liquidation, dissolution or winding up of the Company, the assets of the Company, or proceeds thereof, distributable among the holders of the Series D Preferred Stock are insufficient to pay in full the liquidation preference with respect to the Series D Preferred Stock and any other Parity Stock, then such assets, or the proceeds thereof, will be distributed among the holders of Series D Preferred Stock and any such Parity Stock ratably in accordance with the respective amounts which would be payable on such Series D Preferred Stock and any such Parity Stock if all amounts payable thereon were paid in full.

           (b) Neither a consolidation or merger of the Company with or into another corporation, nor a sale, lease or transfer of all or substantially all of the Company's assets will be considered a liquidation, dissolution or winding up, voluntary or involuntary, of the Company.

      (5)  Voting Rights.  Except as may be required by applicable law from
           -------------
time to time, the holders of shares of Series D Preferred Stock will have no voting rights.

      (6) Sinking Fund. The Series D Preferred Stock shall not be entitled to any mandatory redemption or prepayment (except on liquidation, dissolution or winding up of the affairs of the Company) or to the benefit of any sinking fund.

      WITNESS THE SIGNATURE of the undersigned who is the Chairman of the Board and Chief Executive Officer of ThermoView Industries, Inc. as of this ___ day of April, 2000.



                               ------------------------------
                               Stephen A. Hoffmann

                                4.2

                     CERTIFICATE OF AMENDMENT
                                OF
                    CERTIFICATE OF DESIGNATION
                                OF
                CUMULATIVE PREFERRED STOCK, SERIES D
                                OF
                    THERMOVIEW INDUSTRIES, INC.


             -----------------------------------------------
                      Pursuant to Section 151 of the
             General Corporation Law of the State of Delaware

             -----------------------------------------------

      ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, at a meeting held on September 26, 2000, duly approved and adopted the following amendment to the Certificate of Designation of 12% Series D Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series D Cumulative Preferred Stock:

           A. The preamble of the Certificate of Designation is hereby replaced in its entirety with the following:

      Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware (the "DGCL"), the Board of Directors of ThermoView Industries, Inc., a Delaware corporation (the "Company"), hereby unanimously consents to, adopts and ratifies the following resolution:

      RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Company by the provisions of Section 4.2 of Article IV of the Restated Certificate of Incorporation of the Company (the "Restated Certificate of Incorporation"), and Section 151(g) of the DGCL, such Board of Directors hereby creates, from the 5,000,000 authorized shares of Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company authorized to be issued pursuant to the Restated Certificate of Incorporation, a series of Preferred Stock, and hereby fixes by this certificate of designation (this "Certificate of Designation") the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of the shares of such series as follows:

           The series of Preferred Stock hereby established shall consist of 2,000,000 shares designated as "12% Cumulative Series D Preferred Stock" (hereinafter called the "Series D Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:


      B. Section 2 of the Certificate of Designation is hereby replaced in its entirety with the following:


           (2)  Dividends.
                ---------

           (a) Holders of shares of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.60 per share of Series D Preferred Stock. Dividends on the Series D Preferred Stock will begin to accrue commencing October 1, 2001 and will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing October 31, 2001 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accumulations of dividends on shares of Series D Preferred Stock will not bear interest. Dividends payable on the Series D Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series D Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

           (b) Except as provided in the next sentence, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series D Preferred Stock for all prior dividend periods. If accrued dividends on the Series D Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series D Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series D Preferred Stock and such Parity Stock.

           (c) So long as the shares of the Series D Preferred Stock shall be outstanding, unless (i) full cumulative dividends shall have been paid or declared and set apart for payment on all outstanding shares of the Series D Preferred Stock and any Parity Stock, (ii) sufficient funds have been paid or set apart for the payment of the dividend for the current dividend period with respect to the Series D Preferred Stock and any Parity Stock and (iii) the Company is not in default or in arrears with respect to the mandatory or optional redemption or mandatory repurchase or other mandatory retirement of, or with respect to any sinking or other analogous fund for, the Series D Preferred Stock or any Parity Stock, the Company may not declare any dividends on any Junior Stock, or make any payment on account of, or set apart money for, the purchase, redemption or other retirement of, or for a sinking or other analogous fund for, any shares of Junior Stock or make any distribution in respect thereof, whether in cash or property or in obligations or stock of the Company, other than (x) Junior Stock which is neither convertible into, nor exchangeable or exercisable for, any securities of the Company other than Junior Stock, or
(y) Common Stock acquired in connection with the cashless exercise of options under employee incentive or benefit plans of the Company or any subsidiary or any other redemption or purchase or other acquisition of Common Stock made in the ordinary course of business, which has been approved by the Board of Directors of the Company, for the purpose of any employee incentive or benefit plan of the Company. The limitations in this paragraph do not restrict the Company's ability to take the actions in this paragraph with respect to any Parity Stock. As used in this subparagraph (c), the term "dividend" with respect to Junior Stock does not include dividends payable solely in shares of Junior Stock on Junior Stock, or in options, warrants or rights to holders of Junior Stock to subscribe for or purchase any Junior Stock.

C. Section 3 of the Certificate of Designation is hereby replaced in its entirety with the following:

           (3)  Optional Redemption.
                -------------------

           (a) The shares of Series D Preferred Stock will be redeemable at the option of the Company in whole or in part, for cash or for such number of shares of Common Stock as equals the Liquidation Preference (defined hereinafter in paragraph (4)) of the Series D Preferred Stock to be redeemed (without regard to accumulated and unpaid dividends) as of the opening of business on the date set for such redemption. In order to exercise its redemption option, the Company must notify the holders of record of its Series D Preferred Stock in writing (the "Conditions Satisfaction Notice") prior to the opening of business on the second trading day after the conditions of redemption have, from time to time, been satisfied.

           (b) Notice of redemption (the "Redemption Notice") will be given by mail to the holders of the Series D Preferred Stock not less than 30 nor more than 60 days prior to the date selected by the Company to redeem the Series D Preferred Stock. The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed. The Company's right to exercise its redemption option will not be affected by changes in the closing price of the Common Stock following such 30-day period. If fewer than all of the shares of Series D Preferred Stock are to be redeemed, the shares to be redeemed shall be selected by lot or pro rata or in some other equitable manner determined by the Board of Directors of the Company; provided, however, that the Company shall not be required to effect the redemption in any manner that results in additional fractional shares being outstanding.


           (c) On the redemption date, the Company must pay, in cash, on each share of Series D Preferred Stock to be redeemed any accumulated and unpaid dividends through the redemption date. In the case of a redemption date falling after a dividend payment record date and prior to the related payment date, the holders of the Series D Preferred Stock at the close of business on such record date will be entitled to receive the dividend payable on such shares on the corresponding dividend payment date, notwithstanding the redemption of such shares following such dividend payment record date. Except as provided for in the preceding sentence, no payment or allowance will be made for accumulated and unpaid dividends on any shares of Series D Preferred Stock called for redemption or on the shares of Common Stock issuable upon such redemption.

           (d) On and after the date fixed for redemption, provided that the Company has made available at the office of its registrar and transfer agent a sufficient number of shares of Common Stock and an amount of cash to effect the redemption, dividends will cease to accrue on the Series D Preferred Stock called for redemption (except that, in the case of a redemption date after a dividend payment record date and prior to the related dividend payment date, holders of Series D Preferred Stock on the dividend payment record date will be entitled on such dividend payment date to receive the dividend payable on such shares), such shares shall be cancelled and shall no longer be deemed to be outstanding and all rights of the holders of such shares of Series D Preferred Stock shall cease except the right to receive the shares of Common Stock upon such redemption and any cash payable upon such redemption, without interest from the date of such redemption. Such cancelled shares shall be restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, and may thereafter be issued but not as shares of Series D Preferred Stock. At the close of business on the redemption date upon surrender in accordance with such notice of the certificates representing any such shares (properly endorsed or assigned for transfer, if the Board of Directors of the Company shall so require and the notice shall so state), each holder of Series D Preferred Stock (unless the Company defaults in the delivery of the shares of Common Stock or cash) will be, without any further action, deemed a holder of the number of shares of Common Stock for which such Series D Preferred Stock is redeemable.

           (e) Fractional shares of Common Stock are not to be issued upon redemption of the Series D Preferred Stock, but, in lieu thereof, the Company will pay a cash adjustment based on the current market price of the Common Stock on the day prior to the redemption date. If fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares of Series D Preferred Stock without cost to the holder thereof.

           (f) Any shares or cash set aside by the Company pursuant to subparagraph (e) and unclaimed at the end of three years from the date fixed for redemption shall revert to the Company.

           (g) Subject to applicable law and the limitation on purchases when dividends on the Series D Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series D Preferred Stock by tender or by private agreement.

           (3A.)Mandatory Redemption

           (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available therefor, twenty percent (20%) of all shares of Series D Preferred Stock and Parity Stock, on an annual basis commencing October 1, 2001, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

           (b) In the event of a redemption on only a portion of the then outstanding shares of Series D Preferred Stock, the Company will effect the redemption pro rata according to the number of shares held by each holder of Parity Stock,

           (c ) At least ten (10) days and not more than thirty (30) days prior to the date fixed for any redemption under this subsection of the Series D Preferred Stock or Parity Stock, written notice (the "Redemption Notice") will be mailed, postage prepaid, to each holder of record of the Series D Preferred Stock and Parity Stock at his or her post office address last shown on the records of the Company. The Redemption Notice will state:

      (1) whether all or less than all the outstanding shares of Series D Preferred Stock and Parity Stock are to be redeemed and the total number of shares of Series D Preferred Stock and Parity Stock being redeemed;

      (2) the number of shares of Series D Preferred Stock and Parity Stock held by the holder that the Company intends to redeem;

      (3)  the Redemption Date and the Redemption Price; and

      (4) that the holder is to surrender to the Company, in the manner and at the place designated, his or her certificate or certificates representing the shares of Series D Preferred Stock and Parity Stock to be redeemed.

The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed.

           (d) On or before the date fixed for redemption, each holder of Series D Preferred Stock and Parity Stock will surrender the certificate or certificates representing the shares of Series D Preferred Stock and Parity Stock to the Company, in the manner and at the place designated in the Redemption Notice, and the Redemption Price for the shares will be payable in cash on the Redemption Date to the person whose name appears on the certificate or certificates as the owner, and each surrendered certificate will be cancelled and retired. In the event that less than all of the shares represented by any certificate are redeemed, a new certificate will be issued representing the unredeemed shares.

(e) Unless the Company fails to pay in full the Redemption Price, dividends on the Series D Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series D Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series D Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series D Preferred Stock and Parity Stock above sixteen percent (16%) per annum.

           (f) Subject to applicable law and the limitation on purchases when dividends on the Series D Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series D Preferred Stock by tender or by private agreement.


      IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this __ day of September 2000.



                                    ------------------------------------
                                    Name:  Charles L. Smith
                                    Title:    President

                                      4.3

                          CERTIFICATE OF DESIGNATION


    CERTIFICATE OF THE VOTING POWERS, DESIGNATIONS, PREFERENCES
          AND RELATIVE, PARTICIPATING, OPTIONAL OR OTHER
        SPECIAL RIGHTS, AND QUALIFICATIONS, LIMITATIONS OR
         RESTRICTIONS THEREOF, OF 12% SERIES E CUMULATIVE
                                 PREFERRED STOCK

                                       OF

                           THERMOVIEW INDUSTRIES, INC.


      Pursuant to Section 151 of the General Corporation Law
                            of the State of Delaware


      Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware (the "DGCL"), the Board of Directors of ThermoView Industries, Inc., a Delaware corporation (the "Company"), hereby unanimously consents to, adopts and ratifies the following resolution:

      RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Company by the provisions of Section 4.2 of Article IV of the Restated Certificate of Incorporation of the Company (the "Restated Certificate of Incorporation"), and Section 151(g) of the DGCL, such Board of Directors hereby creates, from the 5,000,000 authorized shares of Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company authorized to be issued pursuant to the Restated Certificate of Incorporation, a series of Preferred Stock, and hereby fixes by this certificate of designation (this "Certificate of Designation") the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of the shares of such series as follows:

           The series of Preferred Stock hereby established shall consist of 500,000 shares designated as "12% Cumulative Series E Preferred Stock" (hereinafter called the "Series E Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:


              12% CUMULATIVE SERIES E PREFERRED STOCK


      (1) Ranking. The Series E Preferred Stock will, with respect to payment of dividends and amounts upon liquidation, dissolution or winding up, rank (i) senior to the Common Stock of the Company, $.001 par value (the "Common Stock") and to shares of all other series of Preferred Stock issued by the Company the terms of which specifically provide that the capital stock of such series rank junior to such Series E Preferred Stock with respect to dividend rights or distributions upon dissolution of the Company ("Junior Stock"); (ii) on a parity with (a) all shares of the Company's 9.6% Cumulative Convertible Series C Preferred Stock, (b) all of the shares of the Company's 12% Cumulative Series D Preferred Stock, and (c) the shares of all capital stock issued by the Company whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof shall be different from those of the Series E Preferred Stock, if the holders of stock of such class or series shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority of one over the other as between the holders of such stock and the holders of shares of Series E Preferred Stock (collectively (a) and (b) being "Parity Stock"); and (iii) junior to all capital stock issued by the Company the terms of which specifically provide that the shares rank senior to the Series E Preferred Stock with respect to dividends and distributions upon dissolution of the Company ("Senior Stock").

      (2)  Dividends.
           ---------

           (a) Holders of shares of Series E Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.60 per share of Series E Preferred Stock. Dividends on the Series E Preferred Stock will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing October 1, 2001 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends will accrue from the date of the original issuance of the Series E Preferred Stock. Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends.
Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accumulations of dividends on shares of Series E Preferred Stock will not bear interest. Dividends payable on the Series E Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series E Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

           (b) Except as provided in the next sentence, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series E Preferred Stock for all prior dividend periods. If accrued dividends on the Series E Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series E Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series E Preferred Stock and such Parity Stock.

           (c) So long as the shares of the Series E Preferred Stock shall be outstanding, unless (i) full cumulative dividends shall have been paid or declared and set apart for payment on all outstanding shares of the Series E Preferred Stock and any Parity Stock, (ii) sufficient funds have been paid or set apart for the payment of the dividend for the current dividend period with respect to the Series E Preferred Stock and any Parity Stock and (iii) the Company is not in default or in arrears with respect to the mandatory or optional redemption or mandatory repurchase or other mandatory retirement of, or with respect to any sinking or other analogous fund for, the Series E Preferred Stock or any Parity Stock, the Company may not declare any dividends on any Junior Stock, or make any payment on account of, or set apart money for, the purchase, redemption or other retirement of, or for a sinking or other analogous fund for, any shares of Junior Stock or make any distribution in respect thereof, whether in cash or property or in obligations or stock of the Company, other than (x) Junior Stock which is neither convertible into, nor exchangeable or exercisable for, any securities of the Company other than Junior Stock, or
(y) Common Stock acquired in connection with the cashless exercise of options under employee incentive or benefit plans of the Company or any subsidiary or any other redemption or purchase or other acquisition of Common Stock made in the ordinary course of business, which has been approved by the Board of Directors of the Company, for the purpose of any employee incentive or benefit plan of the Company. The limitations in this paragraph do not restrict the Company's ability to take the actions in this paragraph with respect to any Parity Stock. As used in this subparagraph (c), the term "dividend" with respect to Junior Stock does not include dividends payable solely in shares of Junior Stock on Junior Stock, or in options, warrants or rights to holders of Junior Stock to subscribe for or purchase any Junior Stock.

      (3)  Optional Redemption.
           -------------------

           (a) The shares of Series E Preferred Stock will be redeemable at the option of the Company in whole or in part, for cash or for such number of shares of Common Stock as equals the Liquidation Preference (defined hereinafter in paragraph (4)) of the Series E Preferred Stock to be redeemed (without regard to accumulated and unpaid dividends) as of the opening of business on the date set for such redemption. In order to exercise its redemption option, the Company must notify the holders of record of its Series E Preferred Stock in writing (the "Conditions Satisfaction Notice") prior to the opening of business on the second trading day after the conditions of redemption have, from time to time, been satisfied.

           (b) Notice of redemption (the "Redemption Notice") will be given by mail to the holders of the Series E Preferred Stock not less than 30 nor more than 60 days prior to the date selected by the Company to redeem the Series E Preferred Stock. The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed. The Company's right to exercise its redemption option will not be affected by changes in the closing price of the Common Stock following such 30-day period. If fewer than all of the shares of Series E Preferred Stock are to be redeemed, the shares to be redeemed shall be selected by lot or pro rata or in some other equitable manner determined by the Board of Directors of the Company; provided, however, that the Company shall not be required to effect the redemption in any manner that results in additional fractional shares being outstanding.


           (c) On the redemption date, the Company must pay, in cash, on each share of Series E Preferred Stock to be redeemed any accumulated and unpaid dividends through the redemption date. In the case of a redemption date falling after a dividend payment record date and prior to the related payment date, the holders of the Series E Preferred Stock at the close of business on such record date will be entitled to receive the dividend payable on such shares on the corresponding dividend payment date, notwithstanding the redemption of such shares following such dividend payment record date. Except as provided for in the preceding sentence, no payment or allowance will be made for accumulated and unpaid dividends on any shares of Series E Preferred Stock called for redemption or on the shares of Common Stock issuable upon such redemption.

           (d) On and after the date fixed for redemption, provided that the Company has made available at the office of its registrar and transfer agent a sufficient number of shares of Common Stock and an amount of cash to effect the redemption, dividends will cease to accrue on the Series E Preferred Stock called for redemption (except that, in the case of a redemption date after a dividend payment record date and prior to the related dividend payment date, holders of Series E Preferred Stock on the dividend payment record date will be entitled on such dividend payment date to receive the dividend payable on such shares), such shares shall be cancelled and shall no longer be deemed to be outstanding and all rights of the holders of such shares of Series E Preferred Stock shall cease except the right to receive the shares of Common Stock upon such redemption and any cash payable upon such redemption, without interest from the date of such redemption. Such cancelled shares shall be restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, and may thereafter be issued but not as shares of Series E Preferred Stock. At the close of business on the redemption date upon surrender in accordance with such notice of the certificates representing any such shares (properly endorsed or assigned for transfer, if the Board of Directors of the Company shall so require and the notice shall so state), each holder of Series E Preferred Stock (unless the Company defaults in the delivery of the shares of Common Stock or cash) will be, without any further action, deemed a holder of the number of shares of Common Stock for which such Series E Preferred Stock is redeemable.

           (e) Fractional shares of Common Stock are not to be issued upon redemption of the Series E Preferred Stock, but, in lieu thereof, the Company will pay a cash adjustment based on the current market price of the Common Stock on the day prior to the redemption date. If fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares of Series E Preferred Stock without cost to the holder thereof.

           (f) Any shares or cash set aside by the Company pursuant to subparagraph (e) and unclaimed at the end of three years from the date fixed for redemption shall revert to the Company.

           (g) Subject to applicable law and the limitation on purchases when dividends on the Series E Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series E Preferred Stock by tender or by private agreement.

           (3A.)Mandatory Redemption

           (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available therefor, twenty percent (20%) of all shares of Series E Preferred Stock and Parity Stock, on an annual basis commencing October 1, 2001, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

           (b) In the event of a redemption on only a portion of the then outstanding shares of Series E Preferred Stock, the Company will effect the redemption pro rata according to the number of shares held by each holder of Parity Stock,

           (c ) At least ten (10) days and not more than thirty (30) days prior to the date fixed for any redemption under this subsection of the Series E Preferred Stock or Parity Stock, written notice (the "Redemption Notice") will be mailed, postage prepaid, to each holder of record of the Series E Preferred Stock and Parity Stock at his or her post office address last shown on the records of the Company. The Redemption Notice will state:

      (1) whether all or less than all the outstanding shares of Series E Preferred Stock and Parity Stock are to be redeemed and the total number of shares of Series E Preferred Stock and Parity Stock being redeemed;

      (2) the number of shares of Series E Preferred Stock and Parity Stock held by the holder that the Company intends to redeem;

      (3)  the Redemption Date and the Redemption Price; and

      (4) that the holder is to surrender to the Company, in the manner and at the place designated, his or her certificate or certificates representing the shares of Series E Preferred Stock and Parity Stock to be redeemed.

The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed.

           (d) On or before the date fixed for redemption, each holder of Series E Preferred Stock and Parity Stock will surrender the certificate or certificates representing the shares of Series E Preferred Stock and Parity Stock to the Company, in the manner and at the place designated in the Redemption Notice, and the Redemption Price for the shares will be payable in cash on the Redemption Date to the person whose name appears on the certificate or certificates as the owner, and each surrendered certificate will be cancelled and retired. In the event that less than all of the shares represented by any certificate are redeemed, a new certificate will be issued representing the unredeemed shares.

(e) Unless the Company fails to pay in full the Redemption Price, dividends on the Series E Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series E Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series E Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series E Preferred Stock and Parity Stock above sixteen percent (16%) per annum.

           (f) Subject to applicable law and the limitation on purchases when dividends on the Series E Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series E Preferred Stock by tender or by private agreement.

      (4)  Liquidation Preference.
           ----------------------

           (a) The holders of shares of Series E Preferred Stock will be entitled to receive in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, $5.00 per share of Series E Preferred Stock (the "Liquidation Preference"), plus an amount per share of Series E Preferred Stock equal to all dividends (whether or not earned or declared) accumulated and unpaid thereon to the date of final distribution to such holders, and no more. If, upon any liquidation, dissolution or winding up of the Company, the assets of the Company, or proceeds thereof, distributable among the holders of the Series E Preferred Stock are insufficient to pay in full the liquidation preference with respect to the Series E Preferred Stock and any other Parity Stock, then such assets, or the proceeds thereof, will be distributed among the holders of Series E Preferred Stock and any such Parity Stock ratably in accordance with the respective amounts which would be payable on such Series E Preferred Stock and any such Parity Stock if all amounts payable thereon were paid in full.

           (b) Neither a consolidation or merger of the Company with or into another corporation, nor a sale, lease or transfer of all or substantially all of the Company's assets will be considered a liquidation, dissolution or winding up, voluntary or involuntary, of the Company.

      (5)  Voting Rights.  Except as may be required by applicable
           -------------
law from time to time, the holders of shares of Series E
Preferred Stock will have no voting rights.

      (6)  Sinking Fund.  The Series E Preferred Stock shall not
           ------------
be entitled to any sinking fund.

      WITNESS THE SIGNATURE of the undersigned who is the President and Chief Operating Officer of ThermoView Industries, Inc. as of this ___ day of September, 2000.



                               ------------------------------
                               Charles L. Smith

                                        4.4

                          THERMOVIEW INDUSTRIES, INC.

                             2000 STOCK OPTION PLAN

                                TABLE OF CONENTS



ss.1.  BACKGROUND AND PURPOSE.....................................1

ss.2.  DEFINITIONS................................................1

      2.1. Board..................................................1

      2.2. Change in Control......................................1

      2.3. Code...................................................2

      2.4. Committee..............................................2

      2.5. Director...............................................2

      2.6. Exchange Act...........................................2

      2.7. Fair Market Value......................................2

      2.8. Insider................................................3

      2.9. ISO....................................................3

      2.10.Key Employee...........................................3

      2.11.NQO....................................................3

      2.12.Option.................................................3

      2.13.Option Certificate.....................................3

      2.14.Option Price...........................................3

      2.15.Parent Corporation.....................................3

      2.16.Plan...................................................4

      2.17.Rule 16b-3.............................................4

      2.18.Stock..................................................4

      2.19.Subsidiary.............................................4

      2.20.Surrendered Shares.....................................4

      2.21.Ten Percent Shareholder................................4

      2.22.ThermoView.............................................4

ss.3.  SHARES RESERVED UNDER PLAN.................................5

ss.4.  EFFECTIVE DATE.............................................5

ss.5.  COMMITTEE..................................................6

ss.6.  ELIGIBILITY................................................6

ss.7.  OPTIONS....................................................6

      7.1. Committee Action.......................................6

      7.2. $100,000 Limit.........................................7

ss.8.  OPTION PRICE...............................................7

ss.9.  EXERCISE PERIOD............................................8

ss.10. NONTRANSFERABILITY.........................................9

ss.11. SURRENDER OF OPTIONS.......................................9

      11.1.General Rule...........................................9

      11.2.Procedure.............................................10

      11.3.Payment...............................................10

      11.4.Restrictions..........................................10

ss.12. SECURITIES REGISTRATION...................................11

ss.13. LIFE OF PLAN..............................................12

ss.14. ADJUSTMENT................................................12

ss.15. SALE OR MERGER OF THERMOVIEW; CHANGE IN CONTROL...........13

      15.1.Sale or Merger........................................13

      15.2.Change in Control.....................................14

ss.16. AMENDMENT OR TERMINATION..................................15

ss.17. MISCELLANEOUS.............................................15

      17.1.Shareholder Rights....................................15

      17.2.No Contract of Employment or Right to Service.........15

      17.3.Withholding...........................................16

      17.4.Construction..........................................16

      17.5.Other Conditions......................................16

                           THERMOVIEW INDUSTRIES, INC.
                             2000 STOCK OPTION PLAN
ss. 1.

                             BACKGROUND AND PURPOSE

           The purpose of this Plan is to promote the interest of ThermoView through grants to Key Employees and Directors of Options to purchase Stock in order (1) to attract Key Employees and Directors, (2) to provide an additional incentive to each Key Employee and Director to work to increase the value of Stock, and (3) to provide each Key Employee and Director with a stake in the future of ThermoView which corresponds to the stake of each of ThermoView's stockholders.
ss. 2.

                                   DEFINITIONS

      Each term set forth in this ss.2 shall have the meaning set forth opposite such term for purposes of this Plan and, for purposes of such definitions, the singular shall include the plural and the plural shall include the singular.
2.1. Board -- means the board of directors of ThermoView. 2.2. Change in Control -- means (1) the individuals who, as of the date this Plan is effective, constitute the Board cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date this Plan is effective whose election or nomination for election by ThermoView's shareholders, was approved by a vote of at least a majority of the directors then comprising the Board shall be considered as though such individual were a member of the Board as of the date this Plan is effective, or
(2) the acquisition, directly or indirectly, of legal or beneficial ownership of or the power to vote more than 25% of the outstanding Stock by any person or by two or more persons acting together, except an acquisition from ThermoView or by ThermoView, ThermoView's management or an ThermoView sponsored employee benefit plan, where (3) the term "person" means a natural person, corporation, partnership, joint venture, trust, government or instrumentality of a government, and (4) customary agreements with or between underwriters and selling group members with respect to a bona fide public offering of Stock shall be disregarded for purposes of this definition.
2.3. Code -- means the Internal Revenue Code of 1986, as amended. 2.4. Committee -- means the committee appointed by the Board to administer this Plan which at all times shall consist of two or more members of the Board. At such time as ThermoView becomes subject to the reporting requirements under Section 16(b) of the Exchange Act, each member of the Committee shall be a "Non-employee Director," as defined under Rule 16b-3. 2.5. Director -- means any member of the Board who is not an employee of ThermoView or a Subsidiary or any affiliate of ThermoView and who is designated in writing by the Board as eligible to receive an Option under this Plan.
2.6. Exchange Act -- means the Securities Exchange Act of 1934, as amended. 2.7. Fair Market Value -- means (1) the closing price on any date for a share of Stock as reported by The Wall Street Journal under the New York Stock Exchange Composite Transactions quotation system (or under any successor quotation system) or, if Stock is not traded on the New York Stock Exchange, under the quotation system under which such closing price is reported or, if The Wall Street Journal no longer reports such closing price, such closing price as reported by a newspaper or trade journal selected by the Committee or, if no such closing price is available on such date, (2) such closing price as so reported or so quoted in accordance with ss.2.5(l) for the immediately preceding business day, or, if no newspaper or trade journal reports such closing price or if no such price quotation is available, (3) the price which the Committee, acting in good faith determines through any reasonable valuation method that a share of Stock might change hands between a willing buyer and a willing seller, neither being under any compulsion to buy or to sell and both having reasonable knowledge of the relevant facts.
2.8.  Insider -- means any individual who is subject to Section
      -------
16(a) of the Exchange Act.
2.9.  ISO -- means an option granted under this Plan to purchase
      ---
Stock which is intended to satisfy the requirements ofss.422 of the Code.
2.10. Key Employee -- means a full time employee of ThermoView or any Subsidiary or any affiliate of ThermoView designated by the Committee who, in the judgment of the Committee, acting in its absolute discretion, is key, directly or indirectly, to the success of ThermoView.
2.11. NQO-- means an option granted under this Plan to purchase Stock which is intended to fail to satisfy the requirements of ss.422 of the Code.
2.12. Option -- means an ISO or a NQO.
      ------
2.13. Option Certificate -- means the written certificate which sets forth the terms of an Option granted to a Key Employee or Director under ss. 7 of this Plan.
2.14. Option Price -- means the price which shall be paid to purchase one share of Stock upon the exercise of an option granted under this Plan.
2.15. Parent Corporation -- means any corporation which is a
      ------------------
parent of ThermoView within the meaning ofss.424(e) of the Code.
2.16. Plan -- means this ThermoView Industries, Inc. 2000 Stock
      ----
Option Plan, as amended from time to time.
2.17. Rule 16b-3 -- means Rule 16b-3 as promulgated pursuant to
      ----------
Section 16(b) of the Exchange Act or any successor to such rule.
2.18. Stock -- means $.001 par value common stock of ThermoView.
      -----
2.19. Subsidiary -- means a corporation which is a subsidiary
      ----------
corporation (within the meaning ofss.424(f) of the Code) of
ThermoView.
2.20. Surrendered Shares -- means the shares of Stock described in ss.11 which (in lieu of being purchased) are surrendered for cash or Stock, or for a combination of cash and Stock, in accordance with ss.11.
2.21. Ten Percent Shareholder -- means a person who owns (after taking into account the attribution rules of ss.424(d) of the Code) more than ten percent of the total combined voting power of all classes of stock of either ThermoView, a Subsidiary or a Parent Corporation.
2.22. ThermoView -- means ThermoView Industries, Inc., a Delaware
      ----------
corporation, and any successor to such corporation.
ss.3.

                           SHARES RESERVED UNDER PLAN

      There shall be 1,400,000 shares of Stock reserved for use under this Plan; provided, however, that any shares of Stock reserved for issuance but not granted under the ThermoView Industries, Inc. 1999 Employee Stock Option Plan as of the close of business on September 30, 2000 shall be available for use under this Plan and shall be counted toward the total 1,400,000 shares of Stock reserved for use under this Plan. All such shares of Stock shall be reserved to the extent that ThermoView deems appropriate from authorized but unissued shares of Stock and from shares of Stock which have been reacquired by ThermoView. Furthermore, any shares of Stock subject to an Option which remain unissued after the cancellation, expiration or exchange of such Option thereafter shall again become available for use under this Plan, but any Surrendered Shares which remain unissued after the surrender of an Option under ss.11 and any shares of Stock used to satisfy the Option Price or a withholding obligation under ss.17.3 shall not again become available for use under this Plan.
ss. 4.

                                 EFFECTIVE DATE

      The effective date of this Plan shall be October 1, 2000, provided the Board has adopted the Plan as of such date and provided the shareholders of ThermoView (acting at a duly called meeting of such shareholders) approve such adoption within twelve (12) months of such effective date and such approval satisfies the requirements for shareholder approval under Rule 16b-3. If any Options are granted under this Plan before the date of such shareholder approval, such Options automatically shall be granted subject to such approval. ss. 5.

                                    COMMITTEE

      This Plan shall be administered by the Committee. The Board may from time to time remove members from, or add members to, the Committee. Vacancies on the Committee shall be filled by the Board. The Committee shall select one of its members as Chairman and shall hold meetings at such times and places as it shall determine. The Committee acting in its absolute discretion shall exercise such powers and take such action as expressly called for under this Plan and, further, the Committee shall have the power to interpret this Plan and (subject to ss.14, ss.15 and ss.16 of this Plan and, if applicable, Rule 16b-3) to take such other action in the administration and operation of this Plan as the Committee deems equitable under the circumstances, which action shall be binding on ThermoView, on each affected Key Employee, on each affected Director and on each other person directly or indirectly affected by such action.
ss. 6.

                                   ELIGIBILITY

      Eligibility for the grant of NQOs shall be limited to Key Employees and Directors. Eligibility for the grant of ISOs shall be limited to Key Employees who are employed by ThermoView or a Parent Corporation or a Subsidiary.
ss. 7.

                                     OPTIONS

7.1. Committee Action. The Committee acting in its absolute discretion shall have the right to grant Options to Key Employees and Directors under this Plan from time to time to purchase shares of Stock and, further, shall have the right to grant new Options in exchange for outstanding Options which have a higher or lower Option Price; provided, however, that no grants of ISOs shall be made to Key Employees who are not employed by ThermoView or a Parent Corporation or a Subsidiary. Each grant of an Option to a Key Employee or Director shall be evidenced by an Option Certificate, and each Option Certificate shall set forth whether the Option is an ISO or a NQO and shall set forth such other terms and conditions of such grant as the Committee acting in its absolute discretion deems consistent with the terms of this Plan; however, if the Committee grants an ISO and a NQO to a Key Employee on the same date, the right of the Key Employee to exercise or surrender one such Option shall not be conditioned on his or her failure to exercise or surrender the other such Option.
7.2. $100,000 Limit. To the extent that the aggregate Fair Market Value of Stock (determined as of the date the ISO is granted) with respect to which ISOs first become exercisable in any calendar year exceeds $100,000, such Options shall be treated as NQOs. The Fair Market Value of Stock subject to any other option (determined as the date such option was granted) which (1) satisfies the requirements of ss.422 of the Code and (2) is granted to a Key Employee under a plan maintained by ThermoView, a Subsidiary or a Parent Corporation shall be treated (for purposes of this $100,000 limitation) as if granted under this Plan. The Committee shall interpret and administer the limitation set forth in this ss.7.2 in accordance with ss.422(d) of the Code. ss. 8.

                                  OPTION PRICE

      The Option Price for each share of Stock subject to an ISO which is granted to a Key Employee shall be no less than the Fair Market Value of a share of Stock on the date the ISO is granted; provided, however, if the Option is an ISO granted to a Key Employee who is a Ten Percent Shareholder, the Option Price for each share of Stock subject to such ISO shall be no less than 110% of the Fair Market Value of a share of Stock on the date such ISO is granted. The Option Price for each share of Stock subject to an NQO which is granted to a Key Employee or Director may (in the absolute discretion of the Committee) be more or less than or equal to the Fair Market Value of a share of Stock on the date the NQO is granted; however, that in no event shall the Option Price be less than adequate consideration as determined by the Committee. The Option Price shall be payable in full upon the exercise of any Option, and at the discretion of the Committee, an Option Certificate can provide for the payment of the Option Price either in cash, by check or in Stock acceptable to the Committee, or in any combination of cash, check and Stock acceptable to the Committee. Any payment made in Stock shall be treated as equal to the Fair Market Value of such Stock on the date the properly endorsed certificate for such Stock is delivered to the Committee or its delegate. Any payment made in Stock shall be made either by tendering shares of Stock held by the Key Employee or Director or, to the extent allowed by the Committee, in its sole discretion, by having ThermoView withhold Stock (that otherwise would be transferred to the Key Employee or Director upon the exercise of such Option).
ss. 9.

                                 EXERCISE PERIOD

      Each Option granted under this Plan to a Key Employee or Director shall be exercisable in whole or in part at such time or times as set forth in the related Option Certificate, but no Option Certificate shall make an Option granted to a Key Employee or Director exercisable after the earlier of (1) the date such Option is exercised in full; (2) the date which is the fifth anniversary of the date the Option is granted, if the Option is an ISO and the Key Employee is a Ten Percent Shareholder on the date the Option is granted, or
(3) the date which is the tenth anniversary of the date the Option is granted, if the Option is (a) an NQO or (b) an ISO which is granted to a Key Employee who is not a Ten Percent Shareholder on the date the Option is granted. An Option Certificate may provide for the exercise of an Option after the employment of a Key Employee has terminated for any reason whatsoever, including death or disability. Also, an Option Certificate may provide for the exercise of an Option after a Director has ceased to serve as such (or has ceased to serve in the same capacity on the Board as when the Option was granted) for any reason whatsoever, including death or disability. ss. 10.

                               NONTRANSFERABILITY

      Neither an Option granted under this Plan nor any related surrender rights under ss.11 shall be transferable by a Key Employee or Director other than by will or by the laws of descent and distribution, and any such Option and any such surrender rights shall be exercisable during the lifetime of a Key Employee or Director only by such Key Employee or Director. The person or persons to whom an Option or any related surrender rights is transferred by will or by the laws of descent and distribution thereafter shall be treated as the Key Employee or Director under this Plan.
ss. 11.

                              SURRENDER OF OPTIONS

11.1. General Rule. The Committee acting in its absolute discretion may incorporate a provision in an Option Certificate to allow a Key Employee or Director to surrender his or her Option in whole or in part in lieu of the exercise in whole or in part of that Option on any date that (1) the Fair Market Value of the Stock subject to such Option exceeds the Option Price for such Stock, and (2) the Option to purchase such Stock is otherwise exercisable. 11.2. Procedure. The surrender of an Option in whole or in part shall be effected by the delivery of the Option Certificate to the Committee (or to its delegate) together with a statement signed by the Key Employee or Director which specifies the number of shares of Stock as to which the Key Employee or Director surrenders his or her Option and (at the Key Employee's or Director's option) how he or she desires payment be made for such Surrendered Shares.
11.3. Payment. A Key Employee or Director in exchange for his or her Surrendered Shares shall (to the extent consistent with the exemption under Rule 16b-3, if applicable) receive a payment in cash or in Stock, or in a combination of cash and Stock, equal in amount on the date such surrender is effected to the excess of the Fair Market Value of the Surrendered Shares on such date over the Option Price for the Surrendered Shares. The Committee acting in its absolute discretion shall determine the form and timing of such payment, and the Committee shall have the right (1) to take into account whatever factors the Committee deems appropriate under the circumstances, including any written request made by the Key Employee or Director and delivered to the Committee (or to its delegate) and (2) to forfeit a Key Employee's or Director's right to payment of cash in lieu of a fractional share of stock if the Committee deems such forfeiture necessary in order for the surrender of his or her Option under this ss.11 to come within the exemption under Rule 16b-3. 11.4. Restrictions. At such time as ThermoView becomes subject to the reporting requirements under
Section 16(b) of the Exchange Act, any Option Certificate which incorporates a provision to allow a Key Employee or Director to surrender his or her Option in whole or in part also shall incorporate such additional restrictions, if any, as the Committee deems necessary to satisfy the conditions to the exemption under Rule 16b-3. ss. 12.

                             SECURITIES REGISTRATION

      Each Option Certificate shall provide that, upon the receipt of shares of Stock as a result of the surrender or exercise of an Option, the Key Employee or Director shall, if so requested by ThermoView, hold such shares of Stock for investment and not with a view of resale or distribution to the public and, if so requested by ThermoView, shall deliver to ThermoView a written statement satisfactory to ThermoView to that effect. ThermoView shall not have any obligation to take any action to register the Plan or the issuance of Stock pursuant to this Plan under the Securities Act of 1933, as amended, or under any other applicable securities laws or to qualify such Stock for an exemption under any such laws. Each Option Certificate also shall provide that, if so requested by ThermoView, the Key Employee or Director shall make a written representation to ThermoView that he or she will not sell or offer to sell any of such Stock unless a registration statement shall be in effect with respect to such Stock under the Securities Act of 1933, as amended, and the applicable state securities laws, or unless he or she shall furnish to ThermoView an opinion, in form and substance satisfactory to ThermoView, of legal counsel acceptable to ThermoView, that such registration is not required. Certificates representing the Stock transferred upon the exercise of an Option under this Plan may at the discretion of ThermoView bear a legend to the effect that such Stock has not been registered under the Securities Act of 1933, as amended, or any applicable state securities law, and that such Stock may not be sold or offered for sale in the absence of an effective registration statement as to such Stock under such act and any applicable state securities law or an opinion, in form and substance satisfactory to ThermoView, of legal counsel acceptable to ThermoView, that such registration is not required. ss. 13.

                                  LIFE OF PLAN

      No Option shall be granted under this Plan on or after the earlier of (1) the tenth anniversary of the effective date of this Plan (as determined under ss.4 of this Plan), in which event this Plan shall continue in effect until all outstanding Options have been surrendered or exercised in full or no longer are exercisable, or (2) the date on which all of the Stock reserved under ss.3 of this Plan has (as a result of the surrender or exercise of Options granted under this Plan) been issued or no longer is available for use under this Plan, in which event this Plan also shall terminate on such date.
ss. 14.

                                   ADJUSTMENT

      The number, kind or class (or any combination thereof) of shares of Stock reserved under ss.3 of this Plan, and the number, kind or class (or any combination thereof) of shares of Stock subject to Options granted under this Plan and the Option Price of such options shall be adjusted by the Board in an equitable manner to reflect any change in the capitalization of ThermoView, including, but not limited to, such changes as stock dividends or stock splits. Furthermore, the Board shall have the right to adjust (in a manner which satisfies the requirements of ss.424(a) of the Code) the number, kind or class (or any combination thereof) of shares of Stock reserved under ss.3 of this Plan, and the number, kind or class (or any combination thereof) of shares subject to Options granted under this Plan and the Option Price of such Options in the event of any corporate transaction described in ss.424(a) of the Code which provides for the substitution or assumption of such Option grants in order to take into account on an equitable basis the effect of such transaction. If any adjustment under this ss.14 would create a fractional share of Stock or a right to acquire a fractional share of Stock, such fractional share shall be disregarded and the number of shares of Stock reserved under this Plan and the number subject to any Options granted under this Plan shall be the next lower number of shares of Stock, rounding all fractions downward. An adjustment made under this ss.14 by the Board shall be conclusive and binding on all affected persons and, further, shall not constitute an increase in "the number of shares reserved under ss.3" within the meaning of ss.16(1)(a) of this Plan. ss. 15.

          SALE OR MERGER OF THERMOVIEW; CHANGE IN CONTROL

15.1. Sale or Merger. If ThermoView agrees to sell all or substantially all of its assets for cash or property or for a combination of cash and property or agrees to any merger, consolidation, reorganization, division or other corporate transaction in which Stock is converted into another security or into the right to receive securities or property and such agreement does not provide for the assumption or substitution of the Options granted under this Plan in accordance with ss.14 on a basis that is fair and equitable to holders of such Options as determined by the Board, each Option granted to a Key Employee or Director at the direction and discretion of the Board (a) may (subject to such conditions, if any, as the Board deems appropriate under the circumstances) be cancelled unilaterally by ThermoView (i) in exchange for (A) a transfer to such Key Employee or Director of the number of whole shares of Stock, if any, which he or she would have received if he or she had the right to surrender his or her outstanding Option in full under ss.11 of this Plan and he or she exercised that right on the date set by the Board exclusively for Stock or (B) the right to exercise his or her outstanding Option in full on any date before the date as of which the Board unilaterally cancels such Option in full or, if the exchange described in this ss.15.1(i) would result in a violation of Section 16 of the Exchange Act for a Key Employee or Director, (ii) may be cancelled unilaterally by ThermoView after advance written notice to such Key Employee or Director or
(b) may be cancelled unilaterally by ThermoView if the Option Price equals or exceeds the Fair Market Value of a share of Stock on a date set by the Board. The Board may exercise its discretion to vest an Option in full upon a transaction described in this ss.15.1 either at the time the Option is granted (by including such vesting provision in the Option Certificate given to the affected Key Employee or Director) or at the time such transaction occurs.
15.2. Change in Control. If there is a Change in Control of ThermoView or a tender or exchange offer is made for Stock other than by ThermoView, the Board thereafter shall have the right to take such action with respect to any unexercised Options granted to Key Employees or Directors, or all such Options, as the Board deems appropriate under the circumstances to protect the interest of ThermoView in maintaining the integrity of such grants under this Plan, including following the procedure set forth in ss.15.1 for a sale or merger of ThermoView with respect to such Options. At the time an Option is granted, the Board may, in its discretion, provide for full vesting of such Option upon a transaction described in this ss.15.2 by including such a provision in the Option Certificate given to the affected Key Employee or Director. The Board shall have the right to take different action under this ss.15.2 with respect to different Key Employees, different Directors or different groups of Key Employees, as the Board deems appropriate under the circumstances. The Board shall have the right to take different action under this ss. 15.2 with respect to Key Employees on the one hand and Directors on the other hand and/or with respect to different Directors or different groups of Directors, as the Board deems appropriate under the circumstances.
ss. 16.

                            AMENDMENT OR TERMINATION

      This Plan may be amended by the Board from time to time to the extent that the Board deems necessary or appropriate; provided, however, no such amendment shall be made absent the approval of the shareholders of ThermoView required under ss.422 of the Code (a) to increase the number of shares of stock reserved under ss.3, or (b) to change the class of employees eligible for Options grants under ss.6. Any amendment which specifically applies to NQOs shall not require shareholder approval unless such approval is necessary to comply with Section 16 of the Exchange Act. The Board also may suspend the granting of Options under this Plan at any time and may terminate this Plan at any time; provided, however, the Board shall not have the right unilaterally to modify, amend or cancel any Option granted before such suspension or termination unless (1) the Key Employee or Director consents in writing to such modification, amendment or cancellation or (2) there is a dissolution or liquidation of ThermoView or a transaction described in ss.14 or ss.15 of this Plan. ss. 17.

                                  MISCELLANEOUS

17.1. Shareholder Rights. No Key Employee or Director shall have any rights as a shareholder of ThermoView as a result of the grant of an Option under this Plan or his or her exercise or surrender of such Option pending the actual delivery of the Stock subject to such Option to such Key Employee or Director. 17.2. No Contract of Employment or Right to Service. The grant of an Option to a Key
Employee or Director under this Plan shall not constitute a contract of employment or a right to continue to serve on the Board and shall not confer on a Key Employee or Director any rights upon his or her termination of employment or service in addition to those rights, if any, expressly set forth in the Option Certificate, which evidences his or her Option. 17.3. Withholding. The exercise or surrender of any Option granted under this Plan shall constitute a Key Employee's or Director's full and complete consent to whatever action the Board or the Committee, as applicable, deems necessary to satisfy the federal and state tax withholding requirements, if any, which the Board or the Committee, as applicable, in its discretion deems applicable to such exercise or surrender. The Board or the Committee, as applicable, also shall have the right to provide in an Option Certificate that a Key Employee or Director may elect to satisfy federal and state tax withholding requirements through a reduction in the number of shares of Stock actually transferred to him or to her under this Plan, and if the Key Employee or Director is subject to the reporting requirements under Section 16 of the Exchange Act, any such election shall be effected so as to satisfy the conditions to the exemption under Rule 16b-3.
17.4. Construction. This Plan shall be construed under the laws of the State of Delaware.
17.5. Other Conditions. Each Option Certificate may require that a Key Employee or Director (as a condition to the exercise of an Option) enter into any agreement or make such representations prepared by ThermoView, including any agreement which restricts the transfer of Stock acquired pursuant to the exercise of an Option or provides for the repurchase of such Stock by ThermoView under certain circumstances.

      IN WITNESS WHEREOF, ThermoView, Inc. has caused its duly authorized officer to execute this Plan this ____ day of ________, 2000 to evidence its adoption of this Plan.

                               THERMOVIEW INDUSTRIES, INC.

                                       By:
                                        ----------------------------------
                                     Title:
                                        ----------------------------------

                                        4.5

                            THERMOVIEW INDUSTRIES, INC.
                             2000 STOCK OPTION PLAN

                             INCENTIVE STOCK OPTION
                               (NON-TRANSFERABLE)

                               OPTION CERTIFICATE

ThermoView Industries, Inc., a Delaware corporation ("Company"), pursuant to action of the Board and in accordance with the ThermoView Industries, Inc. 2000 Stock Option Plan ("Plan"), hereby grants an Incentive Stock Option ("Option") to ________________("Employee") to purchase from the Company ______ shares of Stock, at an Option Price of $____ per share, which Option is subject to all of the terms and conditions set forth in this Option Certificate and in the Plan. This Option is granted effective as of_______, 2000 ("Option Grant Date").


                               THERMOVIEW INDUSTRIES, INC.



                                       By:

                                     Title:



                              TERMS AND CONDITIONS


      ss.1. Plan. This Option is subject to all the terms and conditions set forth in the Plan and this Option Certificate, and all of the terms defined in the Plan shall have the same meaning herein when such terms start with a capital letter. This Option is intended to satisfy the requirements of ss. 422 of the Code. However, to the extent that this Option, when aggregated with all other "incentive stock options" (within the meaning of ss. 422 of the Code) granted to Employee under stock option plans maintained by ThermoView, a Subsidiary or Parent Corporation exceeds the $100,000 limit in ss. 7.2 of the Plan, this Option shall be treated as an NQO to the extent required by law. A copy of the Plan will be made available to Employee upon written request to the Chief Financial Officer of the Company.

      ss. 2. Order of Exercise. The exercise of this Option shall not be affected by the exercise or non-exercise of any other option (without regard to whether such option constitutes an "incentive stock option" within the meaning of ss. 422 of the Code).

      ss. 3. Date Exercisable. This Option shall become exercisable in accordance with the following schedule on any normal business day of the Company occurring on or after the first date set forth below and before the date this Option expires under ss. 4.

                                    Number of Shares for which
           On or After                 Option First Becomes
                                            Exercisable

           ---------                           -----


      The maximum number of shares of Stock which may be purchased by exercise of this Option on any such day shall equal the excess, if any, of (a) the total number of shares of Stock subject to this Option on the Option Grant Date, as adjusted in accordance with ss. 14 of the Plan, and with respect to which this Option is vested, over (b) the number of shares of Stock which have previously been purchased by exercise of this Option, as adjusted in a manner consistent with ss. 14 of the Plan.

      If at the time Employee intends to exercise any rights under this Option, Employee is an officer or is filing ownership reports with the Securities and Exchange Commission under Section 16(a) of the Exchange Act then Employee should consult with the Company before Employee exercises such rights because there may be additional restrictions upon the exercise of such rights.

      ss. 4. Life of Option. The Option shall expire when exercised in full; provided, however, the Option (to the extent not exercised in full) also shall expire immediately and automatically on the earlier of (a) the date which is the tenth anniversary of the Option Grant Date, (b) the date which is the fifth anniversary of the Option Grant Date, if Employee is a Ten Percent Shareholder on the Option Grant Date and the Option is an "incentive stock option" (within the meaning of ss. 422 of the Code), (c) except in the case of death or Disability of Employee, the date (i) which is the second anniversary after Employee is terminated at the initiative of the Company for any reason except "good cause," as such term is defined in ss. 4.1 below or (ii) the date which is the first anniversary after Employee resigns at Employee's own initiative for any reason or (iii) the date which is the 90th day after Employee is terminated at the initiative of the Company for "good cause" (d) the one year anniversary of the date Employee's employment terminates due to death or Disability. Employee shall be Disabled for purposes of the Plan if Employee meets the definition of disability set forth under the Company's long term disability plan, as amended from time to time. The Company shall determine whether Employee's employment terminates due to Disability.

           ss. 4.1For purposes of this Option, "good cause" for termination of Employee's employment shall exist only if (a) Employee is convicted of, pleads guilty to, or confesses to any act of fraud, misappropriation or embezzlement or to any felony, (b) Employee has engaged in a dishonest or disloyal act resulting in material damage or prejudice to the Company or (c) Employee has engaged in conduct or activities materially damaging or prejudicial to the property, business or reputation of the Company.

      ss. 5. Method of Exercise of Option. Employee may (subject to ss. 3, ss. 4, ss. 11, ss. 12, ss. 13 and ss. 16) exercise this Option in whole or in part (before the date this Option expires) on any normal business day of the Company by (1) delivering the Option Certificate to the Company at its principal place of business together with written notice of the exercise of this Option and (2) simultaneously paying to the Company the Option Price. The payment of such Option Price shall be made either in cash, by check acceptable to the Company, or by delivery to the Company of certificates (properly endorsed) for shares of Stock registered in Employee's name, or in any combination of such cash, check, and Stock which results in payment in full of the Option Price. Stock which is so tendered as payment (in whole or in part) of the Option Price shall be valued at its Fair Market Value on the date this Option is exercised.

    ss. 6. Delivery.  The Company's delivery of Stock pursuant to
           --------
the exercise of this Option (as described inss.5) shall discharge the Company of all of its duties and responsibilities with respect to this Option.

      ss. 7 Adjustment. The Board shall have the right to make such adjustments to this Option as described under ss. 14 of the Plan.

      ss. 8. Nontransferable. This Option shall not be transferable by Employee except by his will or by the laws of descent and distribution, and rights granted under this Option shall be exercisable during Employee's lifetime only by Employee. If this Option is exercisable after the death of Employee, the person or persons to whom this Option is transferred by will or by the laws of descent and distribution shall be treated as the Employee under this Option Certificate.

      ss. 9. Termination of Employment. Neither the Plan, this Option nor any related material shall give Employee the right to continue in employment with the Company or any affiliate of the Company or shall adversely affect the right of the Company or affiliate terminate Employee's employment with or without cause at any time.

      ss. 10. Shareholder Status. Employee shall have no rights as a shareholder with respect to any shares of Stock under this Option until such shares have been duly issued and delivered to Employee, and no adjustment shall be made for dividends of any kind or description whatsoever or for distributions of other rights of any kind or description whatsoever respecting such Stock except as expressly set forth in the Plan.

      ss. 11. Other Laws. The Company shall have the right to refuse to issue or transfer any Stock under this Option if the Company acting in its absolute discretion determines that the issuance or transfer of such Stock might violate any applicable law or regulation, and any payment tendered in such event to exercise this Option shall be promptly refunded to Employee.

      ss. 12. Securities Registration. Employee may be requested by the Company to hold any shares of Stock received upon the exercise of this Option for personal investment and not for purposes of resale or distribution to the public and Employee shall, if so requested by the Company, deliver a certified statement to that effect to the Company as a condition to the transfer of such Stock to Employee. Employee may be requested by the Company to deliver a certified statement to the Company that he or she will not sell or offer to sell any shares of Stock received upon the exercise of this Option unless a registration statement shall be in effect with respect to such Stock under the Securities Act of 1933, as amended, and the applicable state securities laws, or unless he or she shall furnish to the Company an opinion, in form and substance satisfactory to the Company, of legal counsel acceptable to the Company, that such registration is not required. Certificates representing shares of Stock received upon the exercise of this Option may bear an appropriate restrictive legend reflecting the foregoing.

      ss. 13. Other Conditions. Employee shall (as a condition to the exercise of this Option) enter into any agreement or make any representations required by the Company related to the Stock to be acquired pursuant to the exercise of this Option, including any agreement which restricts the transfer of Stock acquired pursuant to the exercise of this Option and provides for the repurchase of such Stock by the Company under certain circumstances.

      ss. 14. Tax Withholding. The Company shall have the right to withhold or retain from any payment to Employee (whether or not such payment is made pursuant to this Option) or take such other action as is permissible under the Plan which the Company deems necessary or appropriate to satisfy any income or other tax withholding requirements as a result of the exercise of this Option.

    ss. 15. Governing Law.  The Plan and this Option shall be
            -------------
governed by the laws of the State of Delaware.

      ss. 16. Modification, Amendment, and Cancellation. The Company shall have the right unilaterally to modify, amend, or cancel this Option in accordance with the terms of the Plan, and, in particular, shall have the right under ss. 15 of the Plan to cancel this Option as of any date before the effective date of a sale or other corporate transaction described in ss. 15 of the Plan.

    ss. 17. Binding Effect.  This Option shall be binding upon the
            --------------
Company and Employee and their respective heirs, executors, administrators and successors.

                              OPTION EXERCISE FORM


                  (To be executed by Employee to
               exercise the rights to purchase Stock
                evidenced by the foregoing Option)


TO:   THERMOVIEW INDUSTRIES, INC.

      The undersigned hereby exercises the right to purchase __________ shares of Stock covered by the attached Option in accordance with the terms and conditions thereof, and herewith makes payment of the Option Price for such shares in full.




                                    Signature


                                    Address


                                          -    -
                                       ------ ----
                                    Social Security Number

Dated: _________________

                                        4.5

                           THERMOVIEW INDUSTRIES, INC.
                             2000 STOCK OPTION PLAN

                           NON-INCENTIVE STOCK OPTION
                               (NON-TRANSFERABLE)

                               OPTION CERTIFICATE

ThermoView Industries, Inc., a Delaware corporation ("Company"), pursuant to action of the Board and in accordance with the ThermoView Industries, Inc. 2000 Stock Option Plan ("Plan"), hereby grants a Non-Incentive Stock Option ("Option") to __________________ ("Employee") to purchase from the Company ________ shares of Stock, at an Option Price of $____ per share, which Option is subject to all of the terms and conditions set forth in this Option Certificate and in the Plan. This Option is granted effective as of ______________ __, 2000 ("Option Grant Date").


                               THERMOVIEW INDUSTRIES, INC.



                                       By:

                                     Title:



                              TERMS AND CONDITIONS


      ss.1. Plan. This Option is subject to all the terms and conditions set forth in the Plan and this Option Certificate, and all of the terms defined in the Plan shall have the same meaning herein when such terms start with a capital letter. This Option is intended not to satisfy the requirements of ss. 422 of the Code. A copy of the Plan will be made available to Employee upon written request to the Chief Financial Officer of the Company.

      ss. 2. Order of Exercise. The exercise of this Option shall not be affected by the exercise or non-exercise of any other option (without regard to whether such option constitutes an "incentive stock option" within the meaning of ss. 422 of the Code).

      ss. 3. Date Exercisable. This Option shall become exercisable in accordance with the following schedule on any normal business day of the Company occurring on or after the first date set forth below and before the date this Option expires under ss. 4.

                                    Number of Shares for which
           On or After                 Option First Becomes
                                           Exercisable

           ===========                      ==========
           ===========                      ==========
           -----------                      ----------

      The maximum number of shares of Stock which may be purchased by exercise of this Option on any such day shall equal the excess, if any, of (a) the total number of shares of Stock subject to this Option on the Option Grant Date, as adjusted in accordance with ss. 14 of the Plan, and with respect to which this Option is vested, over (b) the number of shares of Stock which have previously been purchased by exercise of this Option, as adjusted in a manner consistent with ss. 14 of the Plan.

      If at the time Employee intends to exercise any rights under this Option, Employee is an officer or is filing ownership reports with the Securities and Exchange Commission under Section 16(a) of the Exchange Act then Employee should consult with the Company before Employee exercises such rights because there may be additional restrictions upon the exercise of such rights.

      ss. 4. Life of Option. The Option shall expire when exercised in full; provided, however, the Option (to the extent not exercised in full) also shall expire immediately and automatically on the earlier of (a) the date which is the tenth anniversary of the Option Grant Date, (b) except in the case of death or Disability of Employee, the date (i) which is the 90th day after Employee is terminated at the initiative of the Company for any reason except "good cause," as such term is defined in ss. 4.1 below or (ii) upon which Employee is terminated at the initiative of the Company for "good cause" or resigns at Employee's own initiative for any reason or (c) the one year anniversary of the date Employee's employment terminates due to death or Disability. Employee shall be Disabled for purposes of the Plan if Employee meets the definition of disability set forth under the Company's long term disability plan, as amended from time to time. The Company shall determine whether Employee's employment terminates due to Disability.

           ss. 4.1For purposes of this Option, "good cause" for termination of Employee's employment shall exist only if (a) Employee is convicted of, pleads guilty to, or confesses to any act of fraud, misappropriation or embezzlement or to any felony, (b) Employee has engaged in a dishonest or disloyal act resulting in material damage or prejudice to the Company or (c) Employee has engaged in conduct or activities materially damaging or prejudicial to the property, business or reputation of the Company.

      ss. 5. Method of Exercise of Option. Employee may (subject to ss. 3, ss. 4, ss. 11, ss. 12, ss. 13 and ss. 16) exercise this Option in whole or in part (before the date this Option expires) on any normal business day of the Company by (1) delivering the Option Certificate to the Company at its principal place of business together with written notice of the exercise of this Option and (2) simultaneously paying to the Company the Option Price. The payment of such Option Price shall be made either in cash, by check acceptable to the Company, or by delivery to the Company of certificates (properly endorsed) for shares of Stock registered in Employee's name, or in any combination of such cash, check, and Stock which results in payment in full of the Option Price. Stock which is so tendered as payment (in whole or in part) of the Option Price shall be valued at its Fair Market Value on the date this Option is exercised.

    ss. 6. Delivery.  The Company's delivery of Stock pursuant to
           --------
the exercise of this Option (as described inss.5) shall discharge the Company of all of its duties and responsibilities with respect to this Option.

      ss. 7 Adjustment. The Board shall have the right to make such adjustments to this Option as described under ss. 14 of the Plan.

      ss. 8. Nontransferable. This Option shall not be transferable by Employee except by his will or by the laws of descent and distribution, and rights granted under this Option shall be exercisable during Employee's lifetime only by Employee. If this Option is exercisable after the death of Employee, the person or persons to whom this Option is transferred by will or by the laws of descent and distribution shall be treated as the Employee under this Option Certificate.

      ss. 9. Termination of Employment. Neither the Plan, this Option nor any related material shall give Employee the right to continue in employment with the Company or any affiliate of the Company or shall adversely affect the right of the Company or affiliate terminate Employee's employment with or without cause at any time.

      ss. 10. Shareholder Status. Employee shall have no rights as a shareholder with respect to any shares of Stock under this Option until such shares have been duly issued and delivered to Employee, and no adjustment shall be made for dividends of any kind or description whatsoever or for distributions of other rights of any kind or description whatsoever respecting such Stock except as expressly set forth in the Plan.

      ss. 11. Other Laws. The Company shall have the right to refuse to issue or transfer any Stock under this Option if the Company acting in its absolute discretion determines that the issuance or transfer of such Stock might violate any applicable law or regulation, and any payment tendered in such event to exercise this Option shall be promptly refunded to Employee.

      ss. 12. Securities Registration. Employee may be requested by the Company to hold any shares of Stock received upon the exercise of this Option for personal investment and not for purposes of resale or distribution to the public and Employee shall, if so requested by the Company, deliver a certified statement to that effect to the Company as a condition to the transfer of such Stock to Employee. Employee may be requested by the Company to deliver a certified statement to the Company that he or she will not sell or offer to sell any shares of Stock received upon the exercise of this Option unless a registration statement shall be in effect with respect to such Stock under the Securities Act of 1933, as amended, and the applicable state securities laws, or unless he or she shall furnish to the Company an opinion, in form and substance satisfactory to the Company, of legal counsel acceptable to the Company, that such registration is not required. Certificates representing shares of Stock received upon the exercise of this Option may bear an appropriate restrictive legend reflecting the foregoing.

      ss. 13. Other Conditions. Employee shall (as a condition to the exercise of this Option) enter into any agreement or make any representations required by the Company related to the Stock to be acquired pursuant to the exercise of this Option, including any agreement which restricts the transfer of Stock acquired pursuant to the exercise of this Option and provides for the repurchase of such Stock by the Company under certain circumstances.

      ss. 14. Tax Withholding. The Company shall have the right to withhold or retain from any payment to Employee (whether or not such payment is made pursuant to this Option) or take such other action as is permissible under the Plan which the Company deems necessary or appropriate to satisfy any income or other tax withholding requirements as a result of the exercise of this Option.

          ss. 15. Governing Law. The Plan and this Option shall be governed by the laws of the State of Delaware.

      ss. 16. Modification, Amendment, and Cancellation. The Company shall have the right unilaterally to modify, amend, or cancel this Option in accordance with the terms of the Plan, and, in particular, shall have the right under ss. 15 of the Plan to cancel this Option as of any date before the effective date of a sale or other corporate transaction described in ss. 15 of the Plan.

    ss. 17. Binding Effect.  This Option shall be binding upon the
            --------------
Company and Employee and their respective heirs, executors, administrators and successors.

                              OPTION EXERCISE FORM


                  (To be executed by Employee to
               exercise the rights to purchase Stock
                evidenced by the foregoing Option)


TO:   THERMOVIEW INDUSTRIES, INC.

      The undersigned hereby exercises the right to purchase __________ shares of Stock covered by the attached Option in accordance with the terms and conditions thereof, and herewith makes payment of the Option Price for such shares in full.




                                    Signature



                                    Address


                                          -    -
                                        ------ ----
                                    Social Security Number

Dated: _________________

                                        10.1

                         SIXTH AMENDMENT TO LOAN AGREEMENT
                              AND AMENDMENT TO NOTE

      THIS SIXTH AMENDMENT TO LOAN AGREEMENT AND AMENDMENT TO NOTE (the "Agreement"), is made and entered into as of the 15th day of August, 2000, by and among [i] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView"), [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] THERMOVIEW INDUSTRIES, INC. OF CALIFORNIA, a California corporation formerly known as Five Star Builders, Inc., successor in interest to American Home Remodeling, ("ThermoView California"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax") [viii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision") [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation, formerly known as Ice Inc., successor in interest to Thermal Line Windows, LLP and Blizzard Enterprises, Inc. ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation ("ThermoView-Missouri"), and [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas"), [xv] THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("TSAAI"), [xvi] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("TSAMI"), [xvii] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("TSC") [xviii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC., a Wisconsin limited liability company ("TSAW"), [xix] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("TAG"), (ThermoView, American Home, ThermoView California, Key Home, Key Home Mortgage, Leingang Siding, Primax, Precision, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thomas, TSAAI, TSAMI, TSC, TSAW and TAG individually are referred to herein as a "Borrower" and collectively are referred to in this Agreement as the "Borrowers"), and PNC BANK, NATIONAL ASSOCIATION, a national banking association (the "Bank")].

      PRELIMINARY STATEMENT:

      A. Pursuant to that certain Loan Agreement dated as of August 31, 1998, by and among certain of the Borrowers and the Bank, as amended pursuant to (a) that certain Joinder to Loan Documents and Amendment to Loan Documents (Thomas Construction, Inc.) dated as of January 1, 1999, by and among certain of the Borrowers and the Bank, (b) that certain Joinder to Loan Documents and Amendment to Loan Documents (Precision Window Mfg., Inc.) dated as of January 5, 1999, by and among certain of the Borrowers and the Bank, (c) that certain Joinder to Loan Documents and Amendment to Loan Documents (Thermo-Shield) dated as of July 8, 1999, by and among certain of the Borrowers and the Bank, (d) that certain Amendment to Loan Agreement dated as of July 30, 1999, by and among certain of the Borrowers and the Bank, (e) that certain Second Amendment to Loan Agreement dated as of October 14, 1999, by and among certain of the Borrowers and the Bank, (f) that certain Third Amendment to Loan Agreement dated as of November __, 1999, by and among certain of the Borrowers and the Bank, (g) that certain Fourth Amendment to Loan Agreement and Amendment to Note and Term Note dated as of November 10, 1999, by and among certain of the Borrowers and the Bank, and
(h) that certain Fifth Amendment to Loan Agreement and Amendment to Note dated as of April 14, 2000, by and among the Borrowers and the Bank (collectively, the "Loan Agreement"), the Bank has established a committed line of credit in the principal amount of Fifteen Million Dollars ($15,000,000.00) (the "Loan") in favor of the Borrowers for the purposes set forth in the Loan Agreement.

      B. The Borrowers are in default under the Loan Agreement in certain respects as of June 30, 2000, and the Borrowers have requested the Bank to waive all defaults and Events of Default, as such term is defined in the Loan Agreement, existing as of June 30, 2000 as well as to amend the Loan Agreement and the Note as more particularly described in this Agreement.

      C. The Bank is willing to waive all defaults and Events of Default existing under the Loan Agreement as of June 30, 2000 and to amend the Loan Agreement and the Note as more particularly described in this Agreement upon the condition, among others, that the Borrowers execute and deliver this Agreement in favor of the Bank.

      NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants and agreements set forth herein, and for other good and valuable consideration, the Borrowers and the Bank hereby agree as follows:

1. Defined Terms. Each capitalized term used herein, unless otherwise expressly defined herein, shall have the meanings set forth in the Loan Agreement.

2. Extension of the Stated Maturity Date of the Loan. The Borrowers and the Bank hereby extend the stated maturity date of the Loan from May 1, 2001 to July 1, 2001. In furtherance of the provisions of this Section 2, the Borrowers and the Bank hereby delete Section 1.D. of the Loan Agreement and substitute a new Section 1.D. reading in its entirety as follows:

      "D. Termination of Commitment. Bank's obligation to make Advances under the Loan (the "Commitment") shall continue until the earlier of July 1, 2001, or any later date or dates, if applicable, as to which Borrowers and the Bank (each in their sole and absolute discretion, which may be exercised arbitrarily) may agree in writing (July 1, 2001, or such later date is referred to herein as the "Loan Expiration Date"), and the amount of all Advances not earlier repaid, together with interest thereon, shall be due and payable in full as of the Loan Expiration Date."

      The Borrowers and the Bank further agree to delete the first  sentence of
Section  I.F. of the Loan  Agreement  and  substitute  a new first  sentence to
Section 1.F. of the Loan Agreement reading in its entirety as follows:

      "Subject to the provisions of this Agreement, Bank agrees to issue irrevocable standby Letters of Credit from time to time after January 1, 1999, until the earlier of July 1, 2001, or any later date or dates, if applicable, as to which Borrowers and Bank may agree (each in their sole and absolute discretion, which may be exercised arbitrarily) in writing (July 1, 2001, or such later date is referred to herein as the "Letter of Credit Expiration Date") upon the request of, for the account of, and with recourse to Borrowers (the "Letter of Credit Facility").

3. Permanent Reduction in the Principal Amount of the Loan. The Borrowers and the Bank hereby agree to permanently reduce the maximum principal amount of the Loan from Fifteen Million Dollars ($15,000,000.00) to Ten Million Dollars ($10,000,000.00) on or before December 27, 2000. The Borrowers further covenant and agree that, without the Bank's prior written consent, the Borrowers will not incur additional Funded Debt to obtain the funds necessary to reduce the maximum principal amount of the Loan from Fifteen Million Dollars ($15,000,000.00) to Ten Million Dollars ($10,000,000.00) on or before December 27, 2000. The Borrowers jointly and severally covenant and agree to pay to the Bank, on or before December 27, 2000, an amount sufficient to reduce the unpaid principal balance of the Loan to Ten Million Dollars ($10,000,000.00) on December 27, 2000. All references to the maximum principal amount of the Loan shall mean (a) Fifteen Million Dollars ($15,000,000.00) through December 26, 2000, and (b) Ten Million Dollars ($10,000,000.00) on and after December 27, 2000.

4. Restatement of Financial Covenants. The Borrowers and the Bank hereby delete Section 4.I. of the Loan Agreement in its entirety and substitute a new Section 4.I. reading in its entirety as follows:

           "[I] [1] Cash Flow to Required Debt Service Payments. The Borrowers will maintain a ratio of Cash Flow to Required Debt Service Payments: (a) equal to or greater than 1.75 to 1.0 for the fiscal quarter ending on September 30, 2000, (b) equal to or greater than 1.25 to 1.0 for the fiscal quarter ending on December 31, 2000, and (c) equal to or greater than 1.0 to 1.0 for the fiscal quarters ending on March 31, 2000 and June 30, 2001. Effective for the fiscal quarter commencing on July 1, 2000, the foregoing ratio shall be determined on a cumulative basis beginning with the fiscal quarter ending on September 30, 2000 and as of each fiscal quarter thereafter through and including the fiscal quarter ending on March 31, 2001, and thereafter the ratio shall be determined on a cumulative basis for the immediately preceding four fiscal quarters."

           [2] Funded Debt to EBITDA Ratio. The Borrowers will maintain a ratio, calculated as of the end of each fiscal quarter of the Borrowers beginning December 31, 2000 (each a "Calculation Date"), of the consolidated (and combined, if applicable) Funded Debt of the Borrowers as of each Calculation Date divided by the consolidated (and combined, if applicable) EBITDA of the Borrowers for the four (4) fiscal quarters of the Borrowers ending on the applicable Calculation Date, that shall not be greater than the applicable ratio set forth opposite each Calculation Date.


----------------------------------------------
                           Funded Debt to
                           EBITDA Ratio if
                          Thermal Line Sale
   Calculation Date       has not Occurred
                            Prior to the
                          Calculation Date
----------------------------------------------
   December 31, 2000            21.63
----------------------------------------------
    March 31, 2001              7.50
----------------------------------------------
   January 30, 2001             5.36
----------------------------------------------

      For purposes of each of the above financial covenants, the following terms shall have the following meanings:

                [a] "Capital Expenditures" means, for any period, all payments for any fixed assets, or improvements or for replacements, substitutions or additions thereto, that have a useful life of more than one year and which are required to be capitalized under GAAP and which payments have been made from funds of the Borrowers other than funds borrowed by the Borrowers.

                [b] "Cash Flow" means, for any period, EBITDA for such period less provision for income taxes and Capital Expenditures for the same period.

                [c] "EBITDA" means, for any period, (a) net income (or the deficit if expenses and charges exceed revenues and proper income items), increased by (b) all amounts deducted therefrom (without duplication) in the calculation of net income on account of the sum of (i) interest expense, (ii) provision for income taxes, (iii) depreciation and amortization expense, and (iv) unusual charges charged to net income for the quarter ended June 30, 2000, not to exceed $10,745,000, but excluding therefrom (c) all amounts included therein on account of extraordinary items of income and gains from the sale of assets outside the ordinary course of business.

                [d] "Funded Debt" is defined as the consolidated  (and combined, if applicable) sum of all line borrowings, plus current (i.e. less than or equal to one (1) year) and non-current maturities of all long term debt of each of the Borrowers (including but not limited to any obligations of any Borrower that are determined based on the future performance of any Acquired Entity ("Earn-Outs") and which Earn-Outs are not paid in full within thirty (30) days of the date when due and payable (including after any applicable requirement for notice and an opportunity to cure expressly provided in the applicable instrument or document governing such obligation) ("Matured Earn-Outs")) to the Bank and all other persons or entities. For purposes of this calculation, Funded Debt shall be deemed to include, at all times, the actual principal amount of the GE Subordinated Debt due and owing with regard to any carrying value thereof shown on the books and records of the Borrowers.

                [e] "Required Debt Service Payments" means, for the period in question, all regularly scheduled payments of principal (other than balloon payments of principal due at stated maturity) and accrued interest due on all Funded Debt during such period.

5. Key-Man Insurance. The Borrowers and the Bank add a new Section 4.T. to the Loan Agreement reading in its entirety as follows:

           T. Key-Man Insurance. The Borrowers shall provide to the Bank, on or before September 30, 2000, copies of key-man life insurance policies on the lives of Rodney Thomas and Larry Smith each in the amount of One Million Dollars ($1,000,000.00) and duly issued by a life insurance company satisfactory to the Bank in its reasonable judgment, both of which life insurance polices shall be assigned to the Bank pursuant to assignments in form and substance satisfactory to the Bank.

6. Consultants. The Borrowers and the Bank add a new Section 4.U. to the Loan Agreement reading in its entirety as follows:

           U. Consultants. The Borrowers shall continue to retain the services of either Continental & Equity Corporation ("CCEC") and/or West Park, Inc. ("West Park") through December 31, 2000 to assist the Borrowers in identifying additional sources of capital and/or debt in order to repay the Loan in full to the Bank. The Borrowers shall provide to the Bank, on or before August 31, 2000, copies of the executed contracts between ThermoView and CCEC and West Park, as applicable, confirming the Borrowers' compliance with the provisions of this
Section 4.U. During the term of the foregoing contract(s), the Borrowers shall provide to the Bank, within ten (10) days after the end of each month, a status report as of the last day of the immediately preceding month describing in reasonable detail the work performed during such month by CCEC and/or West Park and including therein copies of all offering memoranda, booklets and other offering materials prepared by CCEC and/or West Park and/or the Borrowers during such month.

7. Waiver and Extension Fee. The Borrowers and the Bank add a new Section 4.V. to the Loan Agreement reading in its entirety as follows:

           V. Waiver and Extension Fee. The Borrowers jointly and severally covenant and agree to pay to the Bank, in consideration of the covenants and agreements of the Bank set forth in this Agreement, a waiver and extension fee in the amount of One Hundred Thousand Dollars $100,000.00), of which Twenty-Five Thousand Dollars ($25,000.00) shall be paid to the Bank on or before September 30, 2000, Twenty-Five Thousand Dollars ($25,000.00) shall be paid to the Bank on or before October 31, 2000, Twenty-Five Thousand Dollars ($25,000.00) shall be paid to the Bank on or before November 30, 2000, and Twenty-Five Thousand Dollars ($25,000.00) shall be paid to the Bank on or before December 28, 2000.

8.    Costs  Reduction  Initiatives.  The  Borrowers  and  the  Bank  add a new
Section 4.W. to the Loan Agreement reading in its entirety as follows:

           W. Costs Reduction Initiatives. The Borrowers shall deliver to the Bank on a monthly basis a report setting forth a listing and description of all initiatives adopted by the Borrowers (including without limitation, those with respect to the reduction of costs detailing and quantifying the initiatives set forth both by entity and by the Borrowers as a whole) and the actual results of such initiatives set forth both by entity and by the Borrowers as a whole.

9. Cash Dividends. The Borrowers and the Bank add a new Section 5.N. to the Loan Agreement reading in its entirety as follows:

           N. Cash Dividends. The Borrowers shall not declare, make or permit any cash dividends, other than inter-company dividends from a wholly-owned subsidiary corporation to its parent corporation, at any time prior to the earlier of September 30, 2001 or the payment of the Loan in full to the Bank.

10. Earn-Outs. The Borrowers and the Bank add a new Section 5.O. to the Loan Agreement reading in its entirety as follows:

           O. Earn-Outs. The Borrowers shall not make or permit any cash payments with respect to any Earn-Outs at any time prior to the earlier of September 30, 2001 or the payment of the Loan in full to the Bank.

11. Consent to Management Changes. The Bank consents to the election of Rodney Thomas and Larry Smith as executive officers of each Borrower. The Borrowers expressly ratify and reaffirm the provisions of Section 5.F. of the Loan Agreement.

12. Amendment to Note. The Note is hereby amended by deleting the last sentence of paragraph 1 of the Note and substituting a new last sentence to paragraph 1 of the Note reading in its entirety as follows:

           "The "Expiration Date" shall mean the earliest to occur of [a] July 1, 2001, or [b] the date on which the Bank receives written notice from the Borrowers (which notice shall be irrevocable) in which the Borrowers shall state that they do not intend to request further Advances hereunder, and shall acknowledge that the Bank shall have no obligation to make further Advances hereunder."

13. Waiver of Covenant Default. Subject to delivery to the Bank of each of the "Agreement Documents" more particularly described in Section 13 of this Agreement, the Bank hereby grants a waiver of Borrowers' non-compliance with [i] the financial covenants contained in Section 4.I. and Section 4.J. of the Loan Agreement and of the Events of Default that would otherwise result from a violation of those Sections, solely for the period of April 1, 2000 to June 30, 2000, and [ii] the covenants contained in Sections 4.S. and 5.F. of the Loan Agreement and of the Events of Default that would otherwise result from a violation of those Sections, solely for the period of April 1, 2000 to June 30, 2000. The Borrowers agree that they will hereafter comply fully with these provisions, as amended, and all other provisions of the Loan Agreement and the Loan Documents, which remain in full force and effect.

14. Conditions Precedent. The modifications to the Loan Agreement described in Sections 2, 3, 4, 5, 6, 7, 8, 9, 10 and 11 of this Agreement, the modification to the Note described in Section 11 of this Agreement, and the waivers described in Section 13 of this Agreement shall all become effective on that date (the "Effective Date") on which each of the following documents (collectively, the "Agreement Documents") has been executed by each of the parties to them and delivered to the Bank and when the Bank determined to its satisfaction that each other condition set forth below has been fulfilled, except that with respect to the waivers described in Section 13 once effective on the Effective Date, such waivers shall be deemed to be effective as of August 15, 2000:

      A.   This Agreement, duly executed by each of the Borrowers and the Bank;

      B. Copies of each of the fully-executed documents and instruments between the Borrowers, as applicable, and G.E. Capital Equity Investments, Inc., pursuant to which G.E. Capital Equity Investments, Inc, shall have waived all current Events of Default under and as defined in the GE Loan Documents as of June 30, 2000, and the Borrowers and G.E. Capital Equity Investments, Inc. shall have modified the financial covenants contained in the GE Loan Documents so that such financial covenants are identical to the financial covenants contained in the Loan Documents after giving effect to the modifications to the Loan Documents described in this Agreement;

      C. Evidence satisfactory to the Bank in its sole discretion that Rodney H. Thomas, Thomas Construction, Inc., 13397 Lakefront Drive, LLC and Investors Property Holding, LLC have agreed to suspend until September 30, 2001 the effectiveness and enforceability of certain amendments and modifications to the Non-Competition Agreement, Triple Net Lease Agreement and Furniture and Fixture Lease Agreements to which such entities are parties, as applicable, and which were implemented on April 14, 2000;

      D. Evidence satisfactory to the Bank in its sole discretion that each of Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. have agreed to suspend the cash dividend payment structure of the Series C Preferred Stock and their right to certain redemption rights with respect to the Series C Preferred Stock until the earlier of September 30, 2001 of the payment of the Loan in full to the Bank;

      E. Each of Stephen A. Hoffmann, Nelson E. Clemens, Richard E. Bowlds, and Douglas I. Maxwell, III shall have consented to the amendments to the Loan Agreement and the Note effected pursuant to this Agreement and shall have ratified and reaffirmed all of their covenants and agreements set forth in that certain Limited Guaranty Agreement dated April 14, 2000, executed by them in favor of the Bank, in each case pursuant to that certain Ratification and Reaffirmation Agreement in the form of Exhibit A attached hereto and made a part hereof;

      F.   Assignments  of the key-man life insurance  policies  referred to in
Section 5 of this Agreement, duly executed and delivered by all required parties and in form and substance satisfactory to the Bank;

      G. Evidence satisfactory to the Bank in its sole discretion that each of the Borrowers and all of the Subsidiaries of the Borrowers have consented in writing to the amendments to the Loan Agreement and the Note effected pursuant to this Agreement and have ratified and reaffirmed in writing all of their covenants, agreements, obligations, representations and warranties set forth in the Security Documents and the other Loan Documents to which they are parties; and

      H. Current resolutions of the Board of Directors of each Borrower and current Certificates of Incumbency from each Borrower, in each case identifying the current executive officers of each Borrower and, in the case of such resolutions, expressly authorizing all of the transactions described in this Agreement.

15. Other Stipulations. Upon the Effective Date, the provisions of this Agreement shall become effective and shall modify or supersede and replace the applicable provisions of, as applicable, the Loan Agreement and the Note recited as being modified by them. From and after the Effective Date each reference to the "Loan Agreement" and the "Note" shall mean and be deemed a reference to, as applicable, the Loan Agreement and the Note as modified by this Agreement but, except as modified by this Agreement, the Loan Agreement and the Note shall each remain in full force and effect in the same form as existed immediately before the Effective Date.

16. Miscellaneous. This Agreement contains the final, complete and exclusive agreement of the Borrowers and the Bank with regard to its subject matter, may not be amended except in writing signed by each of the Borrowers and the Bank, shall be binding upon and inure to the benefit of the respective successors and assigns of each of the Borrowers and the Bank (subject to applicable provisions of the Loan Agreement), and shall be construed in accordance with and otherwise governed in all respects by the laws of the Commonwealth of Kentucky. This Agreement may be executed in counterparts, and all counterparts collectively shall constitute but one original document. Each of the Borrowers hereby agrees to reimburse the Bank for all costs and expenses incurred by the Bank in connection with the preparation, negotiation, documentation, execution and delivery of this Agreement, including but not limited to the reasonable fees of legal counsel to the Bank.

17. Joinder. Each of the Borrowers join in this Agreement for the purpose of consenting to the provisions of the foregoing Agreement, and each of the Borrowers confirms and agrees that its and their respective obligations under, as applicable, the Note and the other Loan Documents shall be unimpaired by this Agreement and that no Borrower has any defenses or set offs against the Bank, or its respective officers, directors, employees, agents or attorneys with respect to, as applicable, the Note or other Loan Documents and that all of the terms, conditions and covenants in the Loan Documents remain unaltered and in full force and effect and are hereby ratified and confirmed.

      IN WITNESS WHEREOF, the parties hereto have caused this Sixth Amendment to Loan Agreement and Amendment to Note to be duly executed as of the day and year first above written.

                               "Borrowers"

                               THERMOVIEW INDUSTRIES, INC.,
                             a Delaware corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               AMERICAN HOME DEVELOPERS CO., INC.,
                               a California corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               THERMOVIEW INDUSTRIES, INC. OF CALIFORNIA, a
                               California corporation, formerly known as Five Star Builders, Inc., successor in interest to American Home Remodeling


                               By:  ____________________________________
                                    Charles L. Smith, President


                               KEY HOME CREDIT, INC.,
                               a Delaware corporation


                               By:  ____________________________________
                                    Charles L. Smith, President

                               KEY HOME MORTGAGE, INC.,
                               a Delaware corporation


                               By:  ____________________________________
                                    Charles L. Smith, President

                               LEINGANG SIDING AND WINDOW, INC.,
                               a North Dakota business corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               PRIMAX WINDOW CO.,
                               a Kentucky corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               PRECISION WINDOW MFG., INC.,
                               a Missouri corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               ROLOX, INC.,
                               a Kansas corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               TD WINDOWS, INC.,
                               a Kentucky corporation


                               By:  ____________________________________
                                    Charles L. Smith, President

                               THERMAL LINE WINDOWS, INC.,
                               a North Dakota corporation, formerly known as Ice Inc., successor in interest to Thermal Line Windows, LLP and Blizzard Enterprises, Inc.


                               By:  ____________________________________
                                    Charles L. Smith, President


                               THERMOVIEW OF MISSOURI, INC.,
                               a Missouri corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               THERMO-TILT WINDOW COMPANY,
                               a Delaware corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               THOMAS CONSTRUCTION, INC.,
                               a Missouri corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               THERMO-SHIELD OF AMERICA (ARIZONA), INC., an
                               Arizona corporation


                               By:  ____________________________________
                                    Charles L. Smith, President

                               THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a
                               Michigan corporation


                               By:  ____________________________________
                                    Charles L. Smith, President


                               THERMO-SHIELD COMPANY, LLC,
                               an Illinois limited liability company


                               By:  ____________________________________
                                    Charles L. Smith, President


                               THERMO-SHIELD OF AMERICA (WISCONSIN), LLC., a Wisconsin limited liability company


                               By:  ____________________________________
                                    Charles L. Smith, President


                               THERMOVIEW ADVERTISING GROUP, INC.,
                               a Delaware corporation


                               By:  ____________________________________
                                    Charles L. Smith, President

                               "Bank"


                               _________________________________________ PNC
                               BANK, NATIONAL ASSOCIATION,
                               a national banking association

                               By:  ____________________________________
                                    Lawrence E. Reynolds, Vice President

                                10.2

                        AMENDMENT NO. 3 AND WAIVER

     AMENDMENT NO. 3 AND WAIVER (this "Amendment"), dated as of September 6, 2000, between ThermoView Industries Inc. ("Company") and GE Capital Equity Investments, Inc. ("GE Capital").


                       W I T N E S S E T H:

           WHEREAS, Company and GE Capital are parties to that certain Securities Purchase Agreement, dated as of July 8, 1999 (as from time to time amended, restated, supplemented or otherwise modified, the "Purchase Agreement", and unless the context otherwise requires or unless otherwise defined herein, capitalized terms used herein shall have the meanings assigned to them in the Purchase Agreement); and

           WHEREAS, Company has requested an amendment and/or waiver of, and GE Capital has agreed to amend and/or waive, certain provisions of the Purchase Agreement, on the terms and subject to the conditions as hereinafter set forth;

           NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the parties hereto agree as follows:

Section 1.      AMENDMENTS TO THE PURCHASE AGREEMENT.  Effective
                ------------------------------------
as of the Effective Date (as defined herein), the Purchase
Agreement is amended as follows:

1.1 By adding the following new clause (viii) to Section  5.1(b) of the Purchase
Agreement:

           "(viii) Company shall deliver to Purchaser on a monthly basis a report setting forth a listing and description of all initiatives adopted by Company and its Subsidiaries (including, without limitation, those with respect to the reduction of costs detailing and quantifying the initiatives set forth both by entity and by Company and its Subsidiaries as a whole) and the actual results of such initiatives set forth both by entity and by Company and its Subsidiaries as a whole."

1.2 By adding the following sentences to Section 5.1(e) of the Purchase Agreement:

           "Company shall provide to the Purchaser on or before September 30, 2000, copies of key-man life insurance policies on the lives of Rodney Thomas and Larry Smith each in the amount of One Million Dollars ($1,000,000.00) and duly issued by a life insurance company satisfactory to the Purchaser in its reasonable judgment, both of which life insurance policies shall be assigned to PNC Bank pursuant to assignments in form and substance satisfactory to PNC Bank. Company shall thereafter maintain such policies in full force and effect."

1.3 By amending and restating Section 5.1(h) of the Purchase Agreement in its entirety as follows:

           "(h) Financial Covenants. (i) Company and its Subsidiaries will maintain a ratio of Cash Flow to Required Debt Service Payments: (a) equal to or greater than 1.75 to 1.0 for the fiscal quarter ending on September 30, 2000; (b) equal to or greater than 1.25 to 1.0 for the fiscal quarter ending on December 31, 2000; and (c) equal to or greater than 1.0 to 1.0 for the fiscal quarters ending on March 31, 2000 and June 30, 2001 and for each fiscal quarter thereafter. Effective for the fiscal quarter commencing on July 1, 2000, the foregoing ratio shall be determined on a cumulative basis beginning with the fiscal quarter ending on September 30, 2000 and as of each fiscal quarter thereafter through and including the fiscal quarter ending on March 31, 2001, and thereafter the ratio shall be determined on a cumulative basis for the immediately preceding four fiscal quarters.

                (ii) The ratio, calculated as of the end of each fiscal quarter of Company and its Subsidiaries beginning December 31, 2000 (each a "Calculation Date"), of the consolidated (and combined, if applicable) Funded Debt of Company and its Subsidiaries as of each Calculation Date divided by the consolidated (and combined, if applicable) EBITDA for Company and its Subsidiaries for the four (4) fiscal quarters of Company and its Subsidiaries ending on the applicable Calculation Date shall not be greater than as set forth opposite each Calculation Date below:

      Calculation Date                 Debt to EBITDA Rate
      ----------------                 -------------------
      December 31, 2000                21.63 to 1.00
      March 31, 2001                   7.50 to 1.00
      June 31, 2001                    5.40 to 1.00
      September 30, 2001               3.75 to 1.00
      December 31, 2001 and            3.10 to 1.00
      thereafter

           For purposes of each of the above financial covenants, the following terms shall have the following meanings:

                (A) "Capital Expenditures" means, for any period, all payments for any fixed assets, or improvements or for replacements, substitutions or additions thereto, that have a useful life of more than one year and which are required to be capitalized under GAAP and which payments have been made from funds of Company and its Subsidiaries other than funds borrowed by Company and its Subsidiaries.

                (B) "Cash Flow" means, for any period, EBITDA for such period less provision for income taxes and Capital Expenditures for the same period.

                (C) "EBITDA" means, for any period (a) net income (or the deficit if expenses and charges exceed revenues and proper income items) increased by (b) all amounts deducted therefrom (without duplication) in the calculation of net income on account of the sum of (i) interest expense, (ii) provision for income taxes, (iii) depreciation and amortization expense and (iv) unusual charges charged to net income for the quarter ended June 30, 2000, not to exceed $10,745,000, but excluding therefrom (c) all amounts included therein on account of extraordinary items of income and gains from the sale of assets outside the ordinary course of business.

                (D) "Funded Debt" is defined as the consolidated (and combined, if applicable) sum of all line borrowings, plus current (i.e. less than or equal to one (1) year) and non-current maturities of all long term debt of Company and its Subsidiaries (including but not limited to any obligations of Company or any of its Subsidiaries that are determined based on the future performance of any Acquired Entity ("Earn-Outs") and which Earn-Outs are not paid in full within thirty (30) days of the date when due and payable (including after any applicable requirement for notice and an opportunity to cure expressly provided in the applicable instrument or document governing such obligation) ("Matured Earn-Outs")) to PNC Bank, any Purchaser and all other persons or entities. For purposes of this calculation, Funded Debt shall be deemed to include, at all times, the aggregate amount of any line(s) of credit available to Company and its Subsidiaries from PNC Bank and other financial institutions, and (without duplication) the actual principal amount of the PNC Senior Debt, other Senior Debt and Obligations due and owing with regard to any carrying value thereof shown on the books and records of the Company and it Subsidiaries.

                (E) "Required Debt Service Payments" means, for the period in question, all regularly scheduled payments of principal (other than balloon payments of principal due at stated maturity) and accrued interest due on all Funded Debt during such period."

1.4   By adding the following new Section 5.1(n) to the Purchase
Agreement:

           "(n) Consultants. Company shall, and shall cause its Subsidiaries to, continue to retain the services of either Continental & Equity Corporation ("CCEC") and/or West Park, Inc. ("West Park") through December 31, 2000 to assist Company and its Subsidiaries in identifying additional sources of capital and/or debt in order to repay the PNC Senior Debt. Company and its Subsidiaries shall provide to the Purchaser, on or before August 31, 2000, copies of the executed contracts between Company and CCEC and West Park, as applicable, confirming Company's and its Subsidiaries' compliance with the provisions of this Section 5.1(n). During the term of the foregoing contract(s), Company shall, and shall cause its Subsidiaries to, provide to Purchaser, within ten (10) days after the end of each month, a status report as of the last day of the immediately preceding month describing in reasonable detail the work performed during such month by CCEC and/or West Park and including therein copies of all offering memoranda, booklets and other offering materials prepared by CCEC and/or West Park and/or Company and its Subsidiaries during such month."

1.5   By amending and restating Section 5.2(e) of the Purchase
Agreement as follows:

           "(e) Indebtedness. Company shall not and shall not permit any Subsidiary of Company to incur or suffer to exist any Indebtedness except:
      (i)  Indebtedness  existing on the date hereof and listed on Schedule  4.9 and refinancings thereof which do not result in the occurrence of a Default or Event of Default; provided that on or before December 27, 2000, Company shall repay (and permanently reduce the existing line of credit from PNC Bank by) an amount of the PNC Senior Debt equal to $5,000,000 (the "PNC Paydown"); (ii) Permitted Indebtedness; (iii) at any time after the PNC Paydown, other Indebtedness, provided that the incurrence of such Indebtedness, together with the Indebtedness referred to in clause (i) above, shall not result in the occurrence of a breach of Section 5.1(h), or any other Default or Event of Default and at the time of borrowing thereunder no Default or Event of Default shall have occurred and be continuing, provided further that the sum of (x) the PNC Senior Debt and
      (y) other Indebtedness incurred pursuant to this clause (iii) shall not exceed in the aggregate $15,000,000 outstanding at any time; or (iv) Indebtedness owing by Company to any of its wholly-owned Subsidiaries or by any of Company's wholly-owned Subsidiaries to any other wholly-owned Subsidiaries or Company. For the purposes of measuring compliance of Company and its Subsidiaries with Section 5.1(h) for the purposes of this
      Section 5.2(e), (a) such calculation shall be performed on a pro forma basis, assuming that any additional Indebtedness was incurred on the first day of the four fiscal quarter period ending on the most recent Calculation Date and (b) if such calculation is being performed in connection with the incurrence of Indebtedness other than pursuant to the PNC Loan Agreement, Indebtedness will be deemed to include at least the amount of the line of credit available to Company from PNC Bank at such time."

1.6   By amending and restating Section 5.2(g) of the Purchase
Agreement as follows:

           "(g) Restricted Payments. Company shall not and shall not permit any Subsidiary of Company to make any Restricted Payments nor shall Company permit any Subsidiaries to make such payments with respect to Company's Stock, provided that following the earlier to occur of September 1, 2001 and repayment in full of the PNC Senior Debt, Company may make regularly scheduled dividend payments on its presently outstanding preferred stock (the cash amount of such dividend payments in respect of Series C Convertible Preferred Stock not to exceed in the aggregate 7% per annum of the stated liquidation value of such Stock ), provided further that Company shall not make any such Restricted Payment if at the time of such payment a Default or Event of Default shall have occurred and be continuing or such payment would result in the occurrence of a Default or Event of Default."

           By adding the following language to the end of clause (i) of Section 5.2(j) of the Purchase Agreement: "or the Series D Preferred Stock, $.001 par value, of Company".

Section 2.      WAIVER OF CERTAIN PROVISIONS.
                ----------------------------

(a) Effective as of the Effective Date, GE Capital hereby grants a waiver of Company's and its Subsidiaries' non-compliance with:

(i) the payment covenant contained in Section 2.6(a) of the Purchase Agreement solely as it relates to the late payment of interest payable on or before June 30, 2000; and

(ii) the financial covenants contained in Section 5.1(h) of the Purchase Agreement and of the Events of Default that would otherwise result from a violation of those sections, solely for the period from April 1, 2000 to June 30, 2000.

(b) Company agrees that it will, and will cause its Subsidiaries to, hereafter comply fully with the provisions waived pursuant to this Section 2, as amended, and all other provisions of the Purchase Agreement and the other Loan Documents, which remain in full force and effect.

Section 3. CONDITIONS PRECEDENT TO THE EFFECTIVENESS OF THIS AMENDMENT. Except as otherwise expressly provided herein, this Amendment shall be effective as of June 30, 2000 (such date is referred to herein as the "Effective Date")so long as each of the following conditions shall have been satisfied or provided for in a manner satisfactory to GE Capital or waived by GE Capital on or prior to August 31, 2000:

(a) This Amendment shall have been fully executed and delivered by each of the parties hereto.

(b) Each of the Subsidiaries of Company party to the Guaranty shall have executed and delivered the consent included in the signature pages hereto.

(c) The Sixth Amendment to Loan Agreement and Amendment to Note among Company, each of its Subsidiaries listed therein and PNC Bank, National Association ("PNC Bank"), shall have been executed and delivered by each of the parties thereto (the "Sixth Amendment") in form and substance satisfactory to GE Capital.

(d) GE Capital shall have received evidence satisfactory to GE Capital in its sole discretion that Rodney H. Thomas, Thomas Construction, Inc., 13397 Lakefront Drive, LLC and Investors Property Holdings, LLC have agreed to suspend until September 30, 2001 the effectiveness and enforceability of certain amendments and modifications to the Non-Competition Agreement, Triple Net Lease Agreement and Furniture and Fixture Lease Agreements to which such entities are parties, as applicable, and which were implemented on April 14, 2000.

(e)   Each of Brown Simpson Strategic Growth Fund, Ltd. and Brown
Simpson Strategic Growth Fund, L.P. shall have executed and delivered a Waiver, Consent and Covenant in form and substance satisfactory to GE Capital.

(f) Company shall have obtained, and delivered to GE Capital a copy of, each consent required in connection with this Amendment and the Sixth Amendment.

Section 4.      EFFECT ON PURCHASE AGREEMENT.
                ----------------------------

(a) On and after the Effective Date, each reference in the Purchase Agreement to "this Agreement", "herein", "hereof", "hereunder" or words of similar import, shall mean and be a reference to the Purchase Agreement as amended hereby.

(b) Except as specifically amended above in connection herewith, the Purchase Agreement shall remain in full force and effect and is hereby ratified and confirmed.

(c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of GE Capital under any of the Loan Documents or constitute a waiver of any provision of any of the Loan Documents.

Section 5.      GOVERNING LAW.  THIS AMENDMENT AND THE OBLIGATIONS
                -------------
ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND
ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

Section 6.      SECTION TITLES.  Section titles contained in this
                --------------
Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

Section 7.      COUNTERPARTS.  This Amendment may be executed in
                ------------
any number of separate counterparts, each of which shall collectively and separately constitute one agreement.

Section 8.      FURTHER ASSURANCES.  Company shall obtain, on or
                       -----------
prior to September 30, 2000, from each of Stephen A. Hoffmann, Nelson E. Clemmens, Richard E. Bowlds and Douglas I. Maxwell, III, a consent in the form included in signature pages hereto. Company shall obtain as soon as practicable and deliver to Purchaser a fully executed amendment to the registration rights agreement of Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. pursuant to which such entities shall waive for the period from August 7, 2000 to and including May 31, 2001 the requirement that Company maintain an effective registration statement on Form S-1 for such entities.

                IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.


                     THERMOVIEW INDUSTRIES, INC.



                     By:
                        Charles L. Smith, President


                     GE CAPITAL EQUITY INVESTMENTS, INC.



                     By:
                        Duly Authorized signatory

                            CONSENT OF THE GUARANTORS

                The Subsidiaries of Company hereby (i) acknowledge receipt of a copy of this Amendment and (ii) agree that the terms and provisions thereof shall not affect in any way the obligations and liabilities of such Subsidiaries under the Guaranty or any of the other Loan Documents, all of which obligations and liabilities shall remain in full force and effect and each of which are hereby reaffirmed.

                     AMERICAN HOME DEVELOPERS CO., INC., a
                             California corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     FIVE STAR BUILDERS, INC., a California
                     corporation, successor in interest to
                            American Home Remodeling


                     By:  _________________________________
                         Charles L. Smith, President


                     KEY HOME CREDIT, INC.,  a Delaware corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     KEY HOME MORTGAGE, INC., a Delaware
                     corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     LEINGANG SIDING AND WINDOW, INC., a North
                           Dakota business corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     PRIMAX WINDOW CO., a Kentucky corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     PRECISION WINDOW MFG., INC., a Missouri
                     corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     ROLOX, INC. a Kansas corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     TD WINDOWS, INC. a Kentucky corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     THERMAL LINE WINDOWS, INC. a North Dakota corporation, formerly known as Ice Inc., successor in interest to Blizzard
                     Enterprises, Inc. and Thermal Line Windows,
                     LLP


                     By:  _________________________________
                         Charles L. Smith, President


                     THERMOVIEW OF MISSOURI, INC., a Missouri corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     THERMO-TILT WINDOW COMPANY, a Delaware
                     corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     THOMAS CONSTRUCTION, INC., a Missouri
                     corporation


                     By:  _________________________________
                         Charles L. Smith, President

                     THERMO-SHIELD OF AMERICA (ARIZONA), INC., an
                               Arizona corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a
                              Michigan corporation


                     By:  _________________________________
                         Charles L. Smith, President


                     THERMO-SHIELD COMPANY, LLC, an Illinois
                     limited liability company


                     By:  _________________________________
                         Charles L. Smith, Manager and President


                     THERMO-SHIELD OF AMERICA(WISCONSIN), LLC, a
                     Wisconsin limited liability company


                     By:  _________________________________
                         Charles L. Smith, Manager and President


                     THERMOVIEW ADVERTISING GROUP, INC., a
                              Delaware corporation


                     By:  _________________________________
                           Charles L. Smith, President


                     PNC BANK, NATIONAL ASSOCIATION, a national banking association


                     By:  _________________________________
                     Gregory M. Carroll, Vice President

                 CONSENT OF INDIVIDUAL GUARANTORS

      The individual guarantors named below (the "Individual Guarantors") hereby
(i) acknowledge receipt of a copy of the Amendment and (ii) agree that the terms and provisions thereof shall not affect in any way the agreements of the Individual Guarantors contained in that certain Consent of Individual Guarantors to Amendment No. 2 and Waiver, dated as of April 14, 2000, between GE Capital and Company, all of which agreements shall remain in full force and effect and each of which are hereby reaffirmed.



                          ---------------------------------
                          Stephen A. Hoffmann



                          ---------------------------------
                               Nelson E. Clemmens



                          ---------------------------------
                                Richard E. Bowlds



                          ---------------------------------
                          Douglas I. Maxwell, III

                                10.3



November 9, 2000



Mr. Jim Simpson
Mr. Peter Greene
Brown Simpson Strategic Growth Fund. Ltd.
Brown Simpson Strategic Growth Fund, L.P.
152 West 57th Street, 40th Floor
New York, New York 10019

      Re:  Consent  to  Amendment  of  Series  C   Certificate   of
           Designation, et al. of ThermoView Industries, Inc.

Dear Messrs. Simpson and Greene:

      As you are aware, ThermoView Industries, Inc. (the "Company") is currently negotiating an extension and waiver of default of its revolving line of credit (the "Line of Credit Extension and Waiver") with PNC Bank, National Association, a national banking association, ("PNC"). As a condition of that Line of Credit Extension and Waiver, PNC is requiring the Company to obtain your agreement to accept dividends in the form of 100% common stock and suspend your right to certain redemption rights until the earlier of September 30, 2001 or payment in full of PNC Bank's indebtedness, at which time the terms and conditions will revert to the terms which exist immediately prior to this agreement.

      PNC has placed an additional requirement for ThermoView to provide executed agreements from our respective creditors no later than August 31, 2000. In this regard, the following attachments represent the amendments to the respective documents until formal documentation has been obtained:

A. Amendment of Section 2(a) of the Certificate of Designation of Convertible Preferred Stock series C of ThermoView
      Industries, Inc.; and

B.    Amendment of Section 2(a) and (d) of the Registration Rights
      Agreement.

      By your signature below, you hereby expressly agree as set forth above.

Sincerely,

THERMOVIEW INDUSTRIES, INC.



Charlton C. Hundley
General Counsel



ACKNOWLEDGED AND AGREED TO:


Brown Simpson Strategic             Brown Simpson Strategic
Growth Fund, LTD.                   Growth Fund, L.P.

By:                                 By:
    ---------------------------

Name:                               Name:
      -------------------------

Title:                                    Title:
       -----------------------------

                                 ATTACHMENT "A"

         Amendment of Section 2(a) of the Certificate of Designation of Convertible Preferred Stock Series C of ThermoView Industries, Inc.


2.    Dividends

      (a) Holders of Preferred Stock shall be entitled to receive, out of funds legally available therefor, and the Company shall pay, cumulative dividends at the rate per share (as a percentage of the Liquidation Value per share) equal to 0.8% per month, payable quarterly, commencing on May 1, 1999. Each dividend payable after April 1, 2000 through and including September 30, 2001 will be comprised of 100% Common Stock (as defined in Section 8), the number of shares of which shall be equal to the quotient obtained by dividing (a) 100% of the cash amount of the total dividend payable to such Holder on such dividend payment date by (b) the Average Per Share Market Value. As used herein, the "Average Per Share Market Value" means the average of the Per Share Market Value for the five Trading Days prior to such dividend payment date. Dividends on the Series C Preferred Stock shall be calculated on the basis of a 360-day year, shall accrue daily commencing on the Issuance Date, and shall be deemed to accrue from such date and be cumulative whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. Accrued and unpaid dividends of the Preferred Stock for any shares which are being converted shall be paid on the date on which such Preferred Stock is converted. Except as otherwise provided herein, if at any time the Company pays less than the total amount of dividends then accrued on account of the Preferred Stock, such payment shall be distributed ratably among the Holders based upon the number of shares held by each Holder.

                                 ATTACHMENT "B"

          Amendment of Section 2 of the Registration Rights Agreement.*

Registration Requirements

   (a) On or prior to the Filing Date, the Company shall prepare and file with the Commission a Registration Statement (the "Initial Registration Statement") which shall cover all Registrable Securities. The Initial Registration Statement shall be on Form S-1 or any successor form. The
   Company shall (i) not permit any securities other than the Registrable Securities to be included in the Initial Registration Statement and (ii) use its best efforts to cause the Initial Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event on or prior to the Effectiveness Date, and to keep such Initial Registration Statement continuously effective under the Securities Act until the date which is four years after the date that such Initial Registration Statement is declared effective by the Commission, with the exception of the period of August 7, 2000 through and including May 31, 2001, or such earlier date when all Registrable Securities covered by such Initial Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144 as determined by counsel to the Company pursuant to a written opinion letter, addressed to the Holders and the Company's transfer agent to such effect (the "Effectiveness Period"). The number of shares of Common Stock initially included in the Initial Registration Statement shall be no less than 150% of the sum of the number of Securities and Warrants that are then issuable upon conversion of the Securities (based on the Conversion Price (as defined in the Securities) as would then be in effect at such time) and the exercise of the Warrants, without regard to any limitation on the Investor's ability to convert the Securities or exercise the Warrants.

   (d) If (i) the Initial Registration Statement covering all the applicable Registrable Securities and required to be filed by the Company pursuant to this Agreement is not (A) filed with the Commission on or before the Filing Date or (B) declared effective by the Commission on or before the applicable Effectiveness Date, (ii) on any day after the Registration Statement has been declared effective by the Commission (A) sales of all the Registrable Securities required to be included in a Registration Statement cannot be made pursuant to the Registration Statement (including, without limitation, because of a failure to keep the Registration Statement effective, to disclose such information as is necessary for sales to be made pursuant to the Registration Statement, or to register sufficient shares of Common Stock, but excluding any periods during which the Registrable Securities cannot be sold due to any update or amendment of the Registration Statement pursuant to
   Section 3(b) hereof, provided that such period shall not exceed ten (10) Business Days) or (B) the Common Stock is not listed or included for quotation on the OTCBB, the National Market System of the Nasdaq Stock Market ("Nasdaq"), the New York Stock Exchange ("NYSE") or the American Stock Exchange (the "AMEX") after being so listed or included for quotation or
   (iii) the Company shall otherwise fail to file a Registration Statement required by Section 2(a) hereof, (each such event specified in (i), (ii) and (iii) above, an "Event"), then, as partial relief for the damages to any Holder by reason of any such delay in or reduction of its ability to sell the Registrable Securities (which remedy shall not be exclusive of any other remedies available at law or in equity), the Company shall pay to each Holder an amount in cash (a "Registration Delay Payment") equal to two percent (2%) of the product of (y) the number of Securities held by such Holder and (z) $1,000, multiplied by the sum of: (i) the number of months (prorated for partial months) after the end of the Effectiveness Date and prior to the date the Registration Statement is declared effective by the Commission, provided, however, that there shall be excluded from such period any delays which are solely attributable to changes required by the Purchasers in the Registration Statement with respect to information relating to the Purchasers, or to the failure of the Purchasers to conduct their review of the Registration Statement pursuant to Section 3(a), or any black-out period relating to an update or amendment of the Registration Statement; provided, further, that with respect to Section 2(d)(i)(B) hereof, there shall be excluded from such period any delays which are solely attributable to the Commission during the 150-day period following the Filing Date, so long as the Company responds as promptly as practicable, but in no event later than fifteen (15) Business Days, to any comments received from the Commission; (ii) the number of months (prorated for partial months) that sales cannot be made pursuant to the Registration Statement after the Registration Statement has been declared effective (including, without limitation, when sales cannot be made by reason of the Company's failure to properly supplement or amend the Prospectus in accordance with the terms of this Agreement, or otherwise, but excluding, (a) when such sales cannot be made solely by reason of any act or omission solely attributable to the Purchasers, and (b) delays which occur during the period beginning August 7, 2000 and ending May 31, 2001 ); and (iii) the number of months (prorated for partial months) that the Common Stock is not listed or included for quotation on the OTCBB, Nasdaq, NYSE or AMEX or that trading thereon is halted after the Registration Statement has been declared effective. The Company shall pay any required Registration Delay Payments to each Holder in cash on the last Business Day of each month during which an Event has occurred and is continuing. In the event the Company fails to make a Registration Delay Payment within fifteen (15) Business Days of the date such Registration Delay Payment is due, such Registration Delay Payment shall bear interest at the rate of 2.0% per month (prorated for partial months) until paid in full. Notwithstanding the foregoing, the required Registration Delay Payments resulting from delays during the period beginning July 21, 2000 and ending August 7, 2000, as reduced by the ten (10) business day exclusion set forth in (b)(ii)(A) above, shall be payable in Common Stock, the number of shares of which shall be equal to the quotient obtained by dividing (a) 100% of the cash amount of the total Registration Delay Payments payable to such Holder on such payment date by (b) the Average Per Share Market Value. As used herein, the "Average Per Share Market Value" means the average of the Per Share Market Value for the five Trading Days prior to such payment date.

* Amended language italicized.

                                      10.4

                            CLIENT SERVICE AGREEMENT

THIS AGREEMENT is made and entered into this 4th day of March, 2000, between CONTINENTAL CAPITAL & EQUITY CORPORATION, located at 195 Wekiva Springs Road, Suite 200, Longwood, FL 32779, (hereinafter referred to as CCEC") and THERMOVIEW INDUSTRIES, INC., located at 1101 Herr Lane, Louisville, Kentucky 40222 (hereinafter referred to as the "Company").

WITNESSETH:
   WHEREAS, CCEC is a financial relations and direct marketing advertising firm specializing in the dissemination of information about publicly traded companies, and
   WHEREAS, the Company is publicly held with its common stock trading on the AMEX Exchange, and
   WHEREAS, the Company desires to publicize itself with the intention of making its name and business better known to shareholders, investors, brokerage houses, institutional investors, analysts and other industry professionals, and
   WHEREAS, CCEC is willing to accept the Company as a client.

NOW THEREFORE, inconsideration of the mutual covenants herein contained, it is agreed:

1. ENGAGEMENT: The Company hereby engages CCEC to publicize the Company to brokers, prospective investors, institutional investors, analysts, other industry professionals and shareholders described in Section 2 of this Agreement, and subject to the further provisions of this Agreement. CCEC hereby accepts the Company as a client and agrees to publicize it as described in
Section 2 of this Agreement, but subject to the further provisions of this Agreement.

2. MARKETING PROGRAM: Consists of the following components:
     (A) CCEC will review and analyze various aspects of the Company's goals and make recommendations on feasibility and achievement of desired goals.
     (B) CCEC will review all of the general information and recent filings from the Company and produce up to a 100,000 piece direct mail package to include an 11" x 17" self-mailer and an ample number of corporate profiles so as to allow for one profile for each respondent to the original mailing, both items to be approved by the Company prior to circulation.
     (C) CCEC will provide exposure to its network of firms and brokers that may be interested in participating with the Company and schedule and conduct the necessary due diligence and obtain the required approvals necessary for those firms to participate. CCEC will also interview and make determinations on any firms or brokers referred by the Company with regard to their participation.
     (D) At the Company's request, CCEC will be available to the Company to field any calls from firms and brokers inquiring about the company.
     (E) CCEC will use its best efforts to obtain the Company exposure on radio programming, in independent financial newsletters, and through on-line fax and Internet broadcast services
     (F) CCEC will promote the Company on the Worldwide Internet via CCEC's home web site (www.insidewallstreet.com). Further, CCEC shall create banner ads for placement on financial web sites with hyperlinks back to the Company's feature page on CCEC's home web site. The banner ads shall run for two (2) months.
     (G) At the Company's request, CCEC shall write, produce and assist the Company in releasing all press announcements. The Company shall be solely responsible for paying all fees associated with the actual release(s) through BusinessWire, P.R. Newswire, or any other comparable news dissemination source.
     (H) CCEC will create, build and continually enhance a fax database of all brokers, investors, analysts and media contacts who have expressed an interest in receiving on-going information on the Company. CCEC will assist the Company in setting up an account with a fax broadcasting agency to manage the actual broadcasting in the event Company does not have this capability in-house. Further, CCEC will, at its election, mass-fax broadcast select releases to its network of U.S. stockbrokers, analysts and institutional investors.
     (I) CCEC will obtain express written approval from the Company on all material produced by CCEC prior to disseminating the information to the public.

3. TIME OF PERFORMANCE: Services to be performed under this Agreement shall commence upon execution of this Agreement and shall continue for a period of twelve (12) months.

4. COMPENSATION AND EXPENSES: In consideration of the services to be performed by CCEC, the Company agrees to pay compensation to CCEC as follows:
     (A) One hundred fifty thousand dollars ($150,000.00), payable in cash plus forty-five thousand restricted common shares which shall be delivered to CCEC within five working days of the date of execution of this Agreement and shall be subject to the registration rights as defined in Section 4(B) herein; plus
     (B) An option to purchase 200,000 shares of the Company's common stock as follows: fifty thousand (50,000) shares at a per share price of four dollars
($4.00), fifty thousand (50,000) shares at a per share price of five dollars ($5.00), fifty thousand (50,000) shares at a per share price of six ($6.00); and fifty thousand (50,000) shares at a per share price of seven dollars ($7.00).

The option shall expire 24 months from the day the Registration Statement registering the underlying shares of the option is deemed effective. If the Company at any time proposes to register any of its voting equity securities under the Securities Act of 1933, as amended (the "Securities Act") (other than a registration (i) on Form S-8 or S-4 or any successor or similar forms, (ii) relating to equity securities issuable upon exercise of employee stock options or in connection with any employee benefit or similar plan of the Company, (iii) in connection with a direct or indirect acquisition by the Company or other company or business or any other transaction described in Rule 145(a) under the Securities Act, or (iv) a registration on any registration form which does not permit secondary sales or does not include substantially the same information as would be required to be included in a registration statement covering the sale of the Company's common stock subject to the restricted shares and option granted to CCEC (the "Registrable Securities"), whether for sale for its own account or for the account of other security holders, in a manner which would permit registration of Registrable Securities for sale to the public under the Securities Act, it will each such time give prompt written notice to CCEC of the Registrable Securities of its intention to so do. Any such notice shall offer CCEC the opportunity to request to include in such registration statement such number of Registrable Securities as CCEC may request.

5. REPRESENTATIONS AND WARRANTIES OF THE COMPANY: The Company represents and warrants to CCEC, each such representation and warranty being deemed to be material that:
     (A) The Company will cooperate fully and timely with CCEC to enable CCEC to perform its obligations under this Agreement.
     (B) The execution and performance of this Agreement by the Company has been duly authorized by the Board of Directors of the Company in accordance with applicable law, and, to the extent required by the requisite number of shareholders of the Company;
     (C) The performance by the Company of this Agreement will not violate any applicable court decree, law or regulation, nor will it violate any provisions of the organizational documents of the Company or any contractual obligation by which the Company may be bound.
     (D) The Company will prom0ptly deliver to CCEC a complete due diligence package to include latest 10K, 10Q, last six (6) months of press releases and all other relevant materials, including but not limited to corporate reports, brochures, etc.
     (E) The Company will promptly deliver to CCEC a list of names and addresses of all shareholders of the Company of which it is aware.
     (F) The Company will promptly deliver to CCEC a list of brokers and market makers of the Company's securities which have been following the Company.
     (G) Because CCEC will rely on such information to be supplied it by the Company, all such information shall not contain any misstatement of material facts.
     (H) The Company will act diligently and promptly in reviewing materials submitted to it by CCEC to enhance timely distribution of the materials and will inform CCEC of any inaccuracies contained therein prior to the projected publication date.

6. DISCLAIMER BY CCEC: CCEC WILL BE THE PREPARER OF CERTAIN PROMOTIONAL MATERILS. CCEC MAKES NO REPRESENTATION THAT (A) ITS SERVICE WILL RESULT IN ANY ENHANCEMETN TO THE COMPANY (B) THE PRICE OF THE COMPANY'S PUBLICLY TRADED SECURITIES WILL INCREASE, (C) ANY PERSON WILL PURCHASE SECURITIES IN THE COMPANY, OR (D) ANY INVESTOR WILL LEND MONEY TO OR INVEST IN OR WITH THE COMPANY.

7. EARLY TERMINATION: If the Company fails to cooperate with CCEC, or fails to made timely payment of the compensation set forth in Section 4 of this Agreement, CCEC shall have the right to terminate any further performance under this Agreement. In such event all compensation shall become immediately due and payable and/or deliverable, and CCEC shall be entitled to receive and retain the same as liquidated damages, and not as a penalty, in lieu of all other remedies, the parties acknowledging and agreeing that it would be too difficult currently to determine the exact extent of CCEC's damage, but that the receipt and retention of such compensation is reasonable present estimate of such damage.

8. LIMITATION OF CCEC LIABILITY: CCEC WILL NOT BE LIABLE FOR ANY INDIRECT SPECIAL OR CONSEQUENTIAL DAMAGES OR FOR ANY CLAIM AGAINST THE COMPANY BY ANY PERSON OR ENTITY ARISING FROM OR IN ANY WAY RELATED TO THIS AGREEMETN, UNLESS SUCH DAMAGES RESULT FROM THE USE BY CCEC OF INFORMATION NOT AUTHORIZED BY THE COMPANY OR THE FAILURE BY CCEC TO DISCLOSE MATERIAL INFORMATION PROVIDED BY THE COMPANY.

9. OWNERSHIP OF MATERIALS: All right, title and interest in and to materials to be produced by CCEC in connection with the contract and other services to be rendered under this Agreement shall be and remain the sole and exclusive property of CCEC, except that if the Company performs fully and timely its obligation hereunder, it shall be entitled to receive upon written request, one hundred (100) copies of all such materials.

10.CONFIDENTIALITY:  Until such time as the same may become publicly known, CCEC agrees that any information of a confidential nature will not be revealed or disclosed to any person or entity, except in the performance of this Agreement, and upon completion of its services and upon written request of the Company all materials and original documentation provided by the Company will be returned to it. CCEC will, however, require Confidentiality Agreements from its own employees and from contracto5s CCEC reasonably believes will come in contact with confidential material.

11.NOTICES: All notices hereunder shall be in writing and addressed to the party at the address herein set forth and shall be given by personal delivery, by certified mail, express mail or by national overnight courier services. Notices will be deemed given upon the earlier of the actual receipt or three (3) business days after being mailed or delivered to such courier service. Any notices to be given hereunder will be effective if executed by and sent by the attorneys for the parties giving such notice, and in connection herewith the parties and their respective counsel agree taht in giving such notice such counsel may communicate directly in writing with such parties to the extent necessary to give such notice.

12.SEPARABILITY: If one or more of the provision of this Agreement shall be held invalid, illegal, or unenforceable in any respect, such provision, to the extent invalid, illegal, or unenforceable, and provided that such provision is not essential to the transaction provided for by this Agreement, shall not affect any other provision hereof, and the Agreement shall be construed as if such provision had never been contained herein.

13.ARBITRATION: Any controversy or claim arising out of or relating to the Client Service Agreement, or the breach thereof, shall be settled by arbitration in accordance with the commercial arbitration rules of the American Arbitration Association and convened in the Louisville, Kentucky area, and judgement upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

14.   MISCELLANEOUS:
     (A) GOVERNING LAW: This Agreement shall be governed by and interpreted under the laws of the Commonwealth of Kentucky.
     (B) CURRENCY: In all instances, references to dollars shall be deemed to be United States Dollars.
     (C) MULTIPLE/FAXED COUNTERPARTS: This Agreement may be executed in multiple counterparts, and by fax transmission, each of which shall be deemed an original.

Executed as a sealed instrument as of the last day and year shown hereunder.

CONFIRMED AND AGREED ON THE ______ DAY OF ________________, 2000

CONTINENTAL CAPITAL & EQUITY CORPORATION

By: ___________________________________    __________________________________
        CCEC Representative                    CCEC Officer

---------------------------------------   -----------------------------------
Witness                             Witness


CONFIRMED AND AGREED ON THE _______ DAY OF _____________________, 2000

THERMOVIEW INDUSTRIES, INC.

By: ___________________________________    __________________________________
           Duly Authorized              Witness

                                      10.5


                                AGENT AGREEMENT

This Agent Agreement is made and entered into this 24th day of August, 1999 by and between CONTINENTAL CAPITAL & EQUITY CORPORATION, located at 195 Wekiva Springs Road, Suite 200, Longwood, FL 32779, hereinafter referred to as CCEC and THERMOVIEW INDUSTRIES, INC., located at 1103 Herr Lane, Louisville, Kentucky 40222, hereinafter referred to as THV.

RECITALS
Whereas, THV is a publicly held corporation and desires to engage CCEC as agent for the purpose of introducing merger/acquisition candidates, identifying sources of capital and/or providing other financial services, and

Whereas, CCEC possesses certain skills, knowledge, abilities and considerable contacts throughout the financial industry, and

Whereas, CCEC desires to assist THV with introduction to sources, as outlined above.

Now, therefore, in consideration of the covenants and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties do hereby agree as follows:


ARTICLE I

EFFECTIVE TERM OF AGREEMENT
1.1 This Agent Agreement shall begin on the date shown and shall continue without expiration unless terminated pursuant to the provisions of this Agreement.


ARTICLE II

EXCLUSIVITY AND NON-CIRCUMVENTION
2.1   Exclusivity.   During  the   effective   term  of  the  Agent
Agreement, CCEC shall be engaged by THV on a non-exclusive basis.

2.2 Non-Circumvention. Each party to this Agreement shall keep the existence and the terms of this Agreement strictly confidential. Furthermore, THV shall not attempt to contact any third party initially introduced by CCEC with the express purpose of circumventing CCEC's participation in any transaction pursuant to this Agreement.


ARTICLE III

CCEC PERFORMANCE OBLIGATIONS
Upon execution of the Agent Agreement by both parties, CCEC agrees to employ its best efforts to perform the following:

3.1 To introduce sources, as outlined above, to THV, and assist in the closing of such transactions.

3.2 THV must approve in advance, in writing, any and all matters relating to, or otherwise affecting THV and/or its business, and for any such matter to be effective against, or otherwise bind THV. CCEC shall use every effort to make such parties aware, that no agreement, promise, understanding, representation or inducement shall be effective against, or otherwise bind THV unless or until such is approved in advance in a written agreement signed by THV.


ARTICLE IV

THV PERFORMANCE OBLIGATIONS
THV agrees to pay CCEC upon closing of any transaction associated with this agreement as follows:

4.1 Funding: CCEC shall be entitled to receive on the closing of any funding transaction, a cash finder's fee of 3% of total gross proceeds received by THV.

4.2 Merger/Acquisition Consulting: CCEC shall be entitled to receive on the closing of any merger/acquisition transaction related to introductions made by CCEC a finder's fee of 3% of the total gross value of the transaction payable in either cash and/or free trading shares of the surviving company.

NO POWER OF AGENCY
5.1 No power of Agency. Neither party shall have the power to bind the other, nor shall any act by either party be immutable for any purpose to the other.

ARTICLE VI
ENTIRE AGREEMENT
6.1 Entire Agreement. Other than any current and/or future agreement(s) by and between the parties (which any said agreement(s) shall continue in full force and effect independent of this Agreement), this Agent Agreement sets forth the agreement and understanding of the parties hereto. No other representation, promise or inducement has been made by any party that is not embodied in this Agreement, and no party shall be bound by or liable for any alleged representation, promise of inducement no so set forth.

ARTICLE VII
MODIFICATION
7.1 Modification. This Agent Agreement may be modified or added to from time to time, at the will of the parties, provided that all subsequent modifications or additions must be in writing and executed by the parties, nothing the date thereof. No modifications or additions bearing a date earlier than the last of the dates of execution below shall be valid. All future modifications, to the extent that they conflict with the provisions contained herein, shall be deemed as superceding the conflicting provisions set out herein.

ARTICLE VIII
ASSIGNMENT AND SUCCESSION
8.1 Assign ability. CCEC may assign any part of its rights under this Agent Agreement with prior approval of THV and CCEC shall have the right to delegate its duties under this Agent Agreement with the prior consent of THV.

8.2 Successors. This Agent Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and their assigns.

ARTICLE IX
INVALID PROVISION
9.1 Invalid Provision. In the event that any one or more provisions of the Agent Agreement shall for any reason be duly held to be invalid, illegal or unenforceable, such invalidity, illegality or unenforceability shall not effect any other provision of the Agent Agreement.

ARTICLE X
COUNTERPARTS
10.1 Counterparts. This Agent Agreement may be executed in counterparts, and any number of counterparts signed in the agreement by the parties hereto shall constitute a single original instrument.

ARTICLE XI
HEADINGS
11.1 Headings. The headings herein are for reference only and shall not affect the construction of t6his Agent Agreement.

ARTICLE XII
ARBITRATION
12.1 Arbitration. Any controversy or claim arising out of or relating to the Agent Agreement, or the breach thereof, shall be settled by arbitration in accordance with the commercial arbitration rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof, Seminole County, Florida shall be the site for any arbitration proceedings.

ARTICLE XIII
COLLECTIONS
13.1 Collections. Should either party incur any expenses in enforcing provisions of the agreement, or in collecting any debt which may arise from this agreement, the other party shall be obligated to reimburse said party for all reasonable costs and expenses incorrect.

ARTICLE VIX
GOVERNING LAW
14.1 Governing Law. The existence, validity, construction, operation and effect of this Agent Agreement shall be determined in accordance with and governed by the laws of the State of Florida, United States of America. Venue for all litigation shall be Seminole County, Florida.

In witness thereof, the parties, have carefully considered each provision of the Agent Agreement, note their approval and acceptance hereof by executing this Agent Agreement shall become effective, and the term of the Agent Agreement shall begin on the last day of execution hereunder.

CONFIRMED AND AGREED ON THE ____ DAY OF ____________, 2000

CONTINENTAL CAPITAL & EQUITY CORPORATION



By: ____________________________          _______________________________
      CCEC Representative                      CCEC OFFICER


-------------------------------           ------------------------------
Witness                                   Witness


CONFIRMED AND AGREED ON THE ______ DAY OF _____________, 2000


THERMOVIEW INDUSTRIES, INC.


By: ____________________________           ------------------------------
       Witness                                 Witness

                                      10.6

                        RELEASE AND SETTLEMENT AGREEMENT

     This Release and Settlement Agreement ("Agreement") is entered into this 15th day of September, 2000 between Joseph Charles & Assoc., Inc. ("Releasor"), and ThermoView Industries, Inc., a Delaware corporation ("ThermoView"), and Rodney H. Thomas and Alvin W. Leingang (collectively the "Individuals").

                                    Premises

     1. Joseph Charles & Assoc., Inc., ThermoView and Individuals are parties to a "Underwriting Agreement", dated on or about December 1, 1999, and a "Lock-Up Agreement" of various dates in which a dispute has arisen regarding the breach of performance by ThermoView and the Individuals ("Dispute").

      2. The parties desire to settle, fully and finally, the claims and causes of action asserted or which could have been asserted by the Releasor resulting from the Dispute.

      Now, therefore, in consideration of these premises and the agreements set forth herein, the parties agree as follows:

1. Release. Joseph Charles & Assoc., Inc., effective upon the receipt of a validly authorized and executed stock purchase warrant providing Joseph Charles & Assoc., Inc. the right to purchase 200,000 shares of ThermoView common stock at a price of $12.00 for a period of twenty four months following the issuance thereof, do hereby for its successors and assigns, release, acquit and forever discharge the Individuals and ThermoView and its agents, employees, servants, successors, assigns and all other persons, firms, corporations, associations, limited liability companies or partnerships of and from any and all claims, actions, causes of action, judgments, debts, contracts, demands, rights, damages, costs and expenses of whatsoever nature, kind or description which any of the undersigned now have or which they may hereinafter accrue as a result of the Dispute.

2. No Admission. The parties understand and agree that this Agreement is executed in compromise of disputed claims and that neither this Agreement nor the fact of compromise constitutes an admission of any liability, violation of law or wrongdoing of any kind or nature whatsoever on the part of any of the parties hereto.

3. Confidentiality. The parties, including their agents, attorneys, successors and assigns, shall not disclose, in any way, the terms of this Agreement, any amounts offered during negotiations for the settlement of this matter or any of the terms of this settlement to any other persons or entities except as required by law.

4. Entire Agreement. This Agreement contains the entire agreement of the parties with respect to the subject matter hereof. The parties represent and certify that they have carefully read and fully understand all provisions and effects of this Agreement, that they have consulted with counsel or have had a reasonable opportunity to do so regarding this Agreement, that they are voluntarily entering into this Agreement and that neither of the parties or their agents, representatives or attorneys have made any promise or representation other than as expressly set forth in this Agreement. This Agreement may be modified only by a written instrument signed by each of the parties hereto.

5. Severability. Should any part, term or provision of this Agreement be declared or determined by any court to be illegal or invalid, the validity of the remaining parts, terms or provisions shall not be affected thereby and said illegal or invalid part, term or provision shall be deemed not to be a part of this Agreement.


      IN WITNESS WHEREOF, the parties, intending to be legally bound, have executed and delivered the foregoing Release and Settlement Agreement as of the date written above.

                                Joseph Charles & Assoc., Inc.

                               By: __________________________

                               Its: _________________________




                               Thermoview Industries, Inc.

                               By: __________________________

                               Its: __________________________

                                      10.7


                        RELEASE AND SETTLEMENT AGREEMENT

     This Release and Settlement Agreement ("Agreement") is entered into this __ day of September, 2000 between WestPark Capital, Inc., a Colorado corporation, as a separate entity and as the successor in interest to EBI Capital Markets (collectively referred as "WestPark" and/or "Releasor"), ThermoView Industries, Inc., a Delaware corporation ("ThermoView"), and Rodney H. Thomas and Alvin W. Leingang ("Individuals").

                                    Premises

     1. WestPark and ThermoView are parties to a Private Placement Engagement Agreement dated April 19, 2000, in which a dispute has arisen regarding the breach of performance by ThermoView ("PPM Dispute").

     2. EBI Capital Markets, ThermoView and Individuals are parties to an "Underwriting Agreement", dated on or about December 1, 1999, and a "Lock-Up Agreement" of various dates, in which a dispute has arisen regarding the breach of performance by ThermoView and the Individuals, and of which WestPark may assert damages as a consequence of their purchase of ThermoView common stock prior to the dispute ("Lock Up Dispute").

      3. The parties desire to settle, fully and finally, the claims and causes of action asserted or which could have been asserted by the Releasor resulting from the PPM Dispute and the Lock Up Dispute.

      Now, therefore, in consideration of these premises and the agreements set forth herein, the parties agree as follows:

1. Release. WestPark Capital, Inc., on its behalf and as successor in interest to EBI Capital Markets, effective upon the receipt of the validly authorized financial advisor agreement providing, among other items of compensation on a performance basis, for the non-refundable payment of $60,000 at the rate of $5,000 per month for twelve consecutive months, and other valuable consideration, a copy of which is attached, do hereby for its successors and assigns, release, acquit and forever discharge the Individuals and ThermoView and its agents, employees, directors, servants, successors, assigns and all other persons, firms, corporations, associations, limited liability companies or partnerships of and from any and all claims, actions, causes of action, judgments, debts, contracts, demands, rights, damages, costs and expenses of whatsoever nature, kind or description which any of the undersigned now have or which they may hereinafter accrue as a result of the PPM Dispute and the Lock Up Dispute.

2. No Admission. The parties understand and agree that this Agreement is executed in compromise of disputed claims and that neither this Agreement nor the fact of compromise constitutes an admission of any liability, violation of law or wrongdoing of any kind or nature whatsoever on the part of any of the parties hereto.

3. Confidentiality. The parties, including their agents, attorneys, successors and assigns, shall not disclose, in any way, the terms of this Agreement, any amounts offered during negotiations for the settlement of this matter or any of the terms of this settlement to any other persons or entities except as required by law.

4. Entire Agreement. This Agreement contains the entire agreement of the parties with respect to the subject matter hereof. The parties represent and certify that they have carefully read and fully understand all provisions and effects of this Agreement, that they have consulted with counsel or have had a reasonable opportunity to do so regarding this Agreement, that they are voluntarily entering into this Agreement and that neither of the parties or their agents, representatives or attorneys have made any promise or representation other than as expressly set forth in this Agreement. This Agreement may be modified only by a written instrument signed by each of the parties hereto.

5. Severability. Should any part, term or provision of this Agreement be declared or determined by any court to be illegal or invalid, the validity of the remaining parts, terms or provisions shall not be affected thereby and said illegal or invalid part, term or provision shall be deemed not to be a part of this Agreement.


      IN WITNESS WHEREOF, the parties, being duly authorized and intending to be legally bound, have executed and delivered the foregoing Release and Settlement Agreement as of the date written above.

                               "Releasor"
                                WestPark Capital, Inc.

                               By: __________________________

                               Its: _________________________


                               EBI Capital Markets

                               By: __________________________

                               Its: _________________________


                               ThermoView Industries, Inc.

                               By: __________________________

                               Its: __________________________

                                      10.8



October 1, 2000



Mr. Larry Smith
Chief Operating Officer & President
THERMOVIEW INDUSTRIES, INC.
1011 Herr Lane
Louisville, KY 40222

Dear Mr. Smith:

 This letter (the "Agreement") confirms that Thermoview Industries, Inc. (the Company") has engaged WestPark Capital, Inc. ("WPC" or the "Advisor") as its non-exclusive financial advisor with respect to certain business and financial matters as set forth below. This agreement supercedes the Private Placement Engagement Agreement dated April 19, 2000.

1. Scope of Engagement - WPC will advise the Company on an non-exclusive basis on financial matters relating to the refinancing of the company or the possible sale of the Company by way of a sale of stock, sale of assets, merger or otherwise (the "Transaction"). WPC's services under this Agreement will include:
a) contacting potential acquirers and/or investors as agreed upon; c) advising with respect to the structuring of the Transaction; and d) assisting the Company in the negotiation of the financial aspects of the Transaction.

2. Term - The term (the "Term") of this Agreement shall be twenty-four months from the date of the Company's acceptance of this Agreement.

3. Company Responsibilities - The Company represents and warrants to WPC that, to the best of its knowledge, all such information provided to any party introduced by WPC by the Company will not contain any untrue statement of a material fact or omit to state a material fact. The Company agrees and acknowledges that WPC expects that any party introduced by WPC will conduct its own due diligence and will not rely on the Advisor for such information.

4. Compensation - In connection with the engagement, WPC will be paid the following fees and expenses by the Company in the manner described below.

a) The Company will pay to WPC a non-refundable retainer fee in the amount of $5,000 per month for the first twelve months. The first monthly retainer is due upon acceptance of this Agreement along with 340,000 warrants with an exercise price of $12. If any portion of the retainer is not paid within the 12 month period of the signing of this letter, then the exercise price will be reduced to $3.

b) Equity: In consideration for the services to be provided by WPC, the Company agrees to pay WPC a cash fee (the "Transaction Fee") based on the following formula:

             6.0% of the first $10 million of consideration/funding; 5.0% of the second $10 million of consideration/funding; 4.0% of the third $10 million of consideration/funding; and 3.0% of any additional consideration/funding.

c) Debt (excluding Senior Debt):In consideration for the services to be provided by WPC, the Company agrees to pay WPC a cash fee (the "Transaction Fee") based on the following formula:

                4.0% of the first $10 million of consideration; 3.0% of the second $10 million of consideration; 2.0% of the third $10 million of consideration; and 1.0% of any additional consideration.

d)    Senior  Debt:  In  consideration   for  the  services  to  be
        provided by WPC, the Company agrees to pay WPC a 3.0% cash fee (the "Transaction Fee").

e) Merger & Acquisition: In consideration for the services to be provided by WPC, the Company agrees to pay WPC a cash fee (the "Transaction Fee") based on the following formula:

             6.0% of the first $1 million of consideration/funding; 5.0% of the second $2 million of consideration/funding; 4.0% of the third $3 million of consideration/funding; and 3.0% of the third $4 million of consideration/funding; and 2.0% of the third $5 million of consideration/funding; and 1.0% of the third $6 million of consideration/funding

For purposes of this Agreement, Consideration shall include any amounts paid to the Company or its shareholders, including any amounts of debt, convertible preferred stock or preferred stock assumed or refinanced or common stock or any other type of financing.

This Transaction Fee shall be payable with respect to any Transaction closed during a period of 24 months following the effective date of this Agreement with any party introduced by WPC. The Transaction Fee shall only be payable with respect to any Transaction closed during a period of 24 months following the effective date of this Agreement with any third party introduced by WPC during the Term of this Agreement. Upon the termination of this Agreement WPC shall provide written notice of each third party introduced to the Company by WPC pursuant to this Agreement. In the event of a syndicated transaction involving more than one principal investor, the Transaction Fee shall be payable on a ratable basis based upon the constituency of any third parties introduced by WPC to the whole of the investors participating in the Transaction.

5. Expenses - WPC will pre-approve all expenses with The Company. The Company will reimburse WPC on invoicing for their reasonable out-of-pocket expenses, including the expenses of any legal counsel utilized by WPC in furtherance of a Transaction.

6. Indemnification - In consideration of the Advisor's agreement to perform services under this Agreement, the Company shall to the extent that a claim of indemnification shall not be covered by any applicable coverage of insurance issued to either WPC or the Company", the Company shall Indemnify and hold harmless the Advisor and any of its directors, officers, employees, consultants or agents (each, individually an "Indemnified Person") from and against any losses, claims, damages or liabilities to which such Indemnified Person may become subject arising out of or in connection with the rendering of services by the Advisor hereunder, except to the extent that such losses, claims, damages or liabilities are determined in judicial rulings to have primarily resulted from the gross negligence or willful misconduct of such Indemnified Person; and Reimburse such Indemnified Person for reasonable legal or other expenses as they are incurred, that arise in connection with investigating, preparing to defend or defending any lawsuit, claim or proceeding and any appeals therefrom arising in any manner out of in connection with the rendering of services by the Advisor, provided, however, that in the event a final judicial determination is made to the effect specified in subparagraph (a) above, such Indemnified Person promptly would remit to the Company any amounts reimbursed under the subparagraph (b).

Following the judicial determination of any issue which has resulted in a claim of indemnification pursuant to this Agreement reimburse such Indemnified Person for reasonable legal or other expenses that arise in connection with the Company and its Advisor agree that (i) the indemnification and reimbursement commitments set forth above shall apply whether or not such Indemnified Person is named party to any such lawsuit, claim or other proceeding; and (ii) promptly after receipt by the Advisors of notice of its involvement in any action, proceeding or investigation, it shall, if a claim in respect thereof is to be made under the preceding paragraph, notify the Company in writing of such involvement. This indemnification shall survive any termination of this Agreement.

7. Successors and Assigns - The benefits of this Agreement shall inure to the respective successors and assigns of the parties hereto, and the obligations and liabilities assumed in this Agreement by the parties hereto shall be binding upon their receptive successors and assigns.

8. Governing Law - This Agreement shall be governed and construed in accordance with the laws of the State of California.

Please confirm that the foregoing correctly sets forth our agreement by signing the enclosed duplicate of this letter and returning it to me at the address shown on the first page.

Very truly yours,                       Accepted  and Agreed to:

WESTPARK CAPITAL, INC.                  THERMOVIEW INDUSTRIES,INC.


By: ___________________________         By:__________________________
   Mr. Richard Rappaport                Mr. Larry Smith
   Chief Executive Officer              Chief  Operating   Officer  &
                                        President

Date:_______________________________

                                      10.9

                                   AGREEMENT

     THIS AGREEMENT is made and entered into as of the ___ day of September, 2000, by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") and ________________________.


                             PRELIMINARY STATEMENTS

      As of August 14, 1998, ThermoView acquired all of the outstanding shares of capital stock of ________________________, a ________________________
corporation, pursuant to a certain Stock Purchase Agreement (the "Stock Agreement") among ThermoView, and ________________.

      Under the terms of the Stock Agreement, ____________ is entitled to receive post-closing earn-out payments (the "Earn-out Payments"), if earned, on December 31, and 2000.

      ThermoView desires to make the remainder of the Earn-out Payments in ThermoView 12% Cumulative Series D Preferred Stock with a stated value of $5.00 (the "Preferred Stock") in lieu of cash and ____________ desires to accept the Preferred Stock in consideration of the remainder of the Earn-out Payments. The terms and conditions of the Preferred Stock are further described in the Certificate of Designation, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

      NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Preferred Stock. In lieu of and in exchange for any and all cash amounts due to ____________ by ThermoView pursuant to the Earn-out Payments under the Stock Agreement, ____________ hereby consents to the acceptance of Preferred Stock. Upon a determination that an Earn-Out Payment is due ____________ from ThermoView, ThermoView shall deliver the equivalent number of shares of Preferred Stock to ____________ within fifteen (15) business days of the original due date of the earn-out payment.

2. No  Amendment or  Termination.   Nothing  contained in  this  Agreement shall
amend or terminate any obligations of ThermoView to make any and all other Earn-out Payments, if earned, under the terms of the Stock Agreement.

3.    Miscellaneous.

(a) Entire Agreement. This Agreement embodies the entire agreement and understanding between the parties hereto with respect to the Earn-out
     Payment  and   supersedes   all  prior  oral  or  written   agreements  and
     understandings   relating   to  the   Earn-out   Payment.   No   statement,
     representation, warranty, covenant or agreement of any kind not expressly set forth in this Agreement shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Agreement.

(b) Modifications and Amendments. The terms and provisions of this Agreement may be modified or amended only by written agreement executed by all parties hereto.

(c) Benefit. This Agreement shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Agreement shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Agreement.

(d) Governing Law. This Agreement and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

(e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Agreement shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Agreement shall nevertheless remain in full force and effect.

(f) Headings and Captions. The headings and captions of the various subdivisions of this Agreement are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

(g) Counterparts. This Agreement may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, ThermoView has caused this Agreement to be executed by its duly authorized officer and ____________ has executed this Agreement all as of the date first above written.

                                    THERMOVIEW INDUSTRIES, INC.


                                    By:

                                    Title:

                                      10.10

                               SERIES D PREFERRED
                          WAIVER OF DIVIDEND AGREEMENT

      THIS DIVIDEND AGREEMENT is made and entered into as of the 26th day of September, 2000, by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") and ____________________ ("Holder").

                             PRELIMINARY STATEMENTS

           ThermoView has previously issued, or will cause to be issued, to Holder shares of ThermoView 12% Cumulative Series D Preferred Stock with a stated value of $5.00 (the "Preferred Stock") in lieu of cash Earn-out Payments. The Holder has previously provided to ThermoView an oral agreement to a) waive payment of dividends from the Preferred Stock until September 30, 2001, b) consent to the redemption of 300,000 shares of Preferred Stock held Rodney H. Thomas with consideration consisting entirely of newly issued shares of Series E 12% Cumulative Preferred Stock ("Series E Preferred") and c) provide a written consent to ThermoView to cause the filing with the Delaware Secretary of State of an amendment to the Certificate of Designation of the Preferred Stock, which provides for the mandatory redemption of the Series D Preferred Stock, and such other series of preferred stock issued with rights that are pari passu with the Series D Preferred Stock, commencing October 2001, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

      NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Waiver of Dividends. By execution of this Dividend Agreement, Holder consents to waive the payment and accrual of dividends, which would otherwise accrue from ownership of the Preferred Stock, until September 30, 2001.

2. Consent to Redemption. Holder consents to the redemption of shares of Preferred Stock, held by the referenced holders and in the amounts specified below, with shares of a Series E 12% Cumulative Preferred Stock to be issued by
ThermoView:

           a.   Rodney H. Thomas          300,000 shares;

Holder grants this consent of redemption with the acknowledgement and understanding that the Series E Preferred provides rights and privileges that are not identical with the rights and prvileges of the Series D Preferred Stock, but on a pari passu basis in the event of redemption and liquidation, to the Preferred Stock of the Holder. The Certificate of Designation of the Series E Preferred ("Series E Certificate") is attached hereto as Exhibit B and incorporated herein by reference.

3.  Consent   to  Amendment.   Holder   consents  to   the   amendment  to   the
Certificate of Designation of the Preferred Stock, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

4.    Miscellaneous.

(a) Entire Agreement. This Dividend Agreement embodies the entire agreement and understanding between the parties hereto with respect to the payment of Preferred Stock dividends and supersedes all prior oral or written agreements and understandings relating to same. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Dividend Agreement shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Dividend Agreement.

(b) Modifications and Amendments. The terms and provisions of this Dividend Agreement may be modified or amended only by written agreement executed by all parties hereto.

(c) Benefit. This Dividend Agreement shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Dividend Agreement shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Dividend Agreement.

(d) Governing Law. This Dividend Agreement and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

(e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Dividend Agreement shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Dividend Agreement shall nevertheless remain in full force and effect.

(f) Headings and Captions. The headings and captions of the various subdivisions of this Dividend Agreement are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

(g) Counterparts. This Dividend Agreement may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, ThermoView has caused this Dividend Agreement to be executed by its duly authorized officer and Holder has executed this Dividend Agreement all as of the date first above written.

                                    THERMOVIEW INDUSTRIES, INC.


                                    By:

                                    Title:


                                    Holder

                                EXHIBIT A


                 AMENDMENT TO SERIES D PREFERRED STOCK
                           CERTIFICATE OF DESIGNATION

                            CERTIFICATE OF AMENDMENT
                                       OF
                           CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES D
                                       OF
                           THERMOVIEW INDUSTRIES, INC.


                -----------------------------------------------
                          Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware

                -----------------------------------------------

      ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, at a meeting held on September 26, 2000, duly approved and adopted the following amendment to the Certificate of Designation of 12% Series D Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series D Cumulative Preferred Stock:

     A. The preamble of the Certificate of Designation is hereby replaced in its entirety with the following:

      Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware (the "DGCL"), the Board of Directors of ThermoView Industries, Inc., a Delaware corporation (the "Company"), hereby unanimously consents to, adopts and ratifies the following resolution:

      RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Company by the provisions of Section 4.2 of Article IV of the Restated Certificate of Incorporation of the Company (the "Restated Certificate of Incorporation"), and Section 151(g) of the DGCL, such Board of Directors hereby creates, from the 5,000,000 authorized shares of Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company authorized to be issued pursuant to the Restated Certificate of Incorporation, a series of Preferred Stock, and hereby fixes by this certificate of designation (this "Certificate of Designation") the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of the shares of such series as follows:

           The series of Preferred Stock hereby established shall consist of 2,000,000 shares designated as "12% Cumulative Series D Preferred Stock" (hereinafter called the "Series D Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:


      B. Section 2 of the Certificate of Designation is hereby replaced in its entirety with the following:


           (2)  Dividends.

           (a) Holders of shares of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.60 per share of Series D Preferred Stock. Dividends on the Series D Preferred Stock will begin to accrue commencing October 1, 2001 and will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing October 31, 2001 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accumulations of dividends on shares of Series D Preferred Stock will not bear interest. Dividends payable on the Series D Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series D Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

           (b) Except as provided in the next sentence, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series D Preferred Stock for all prior dividend periods. If accrued dividends on the Series D Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series D Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series D Preferred Stock and such Parity Stock.

           (c) So long as the shares of the Series D Preferred Stock shall be outstanding, unless (i) full cumulative dividends shall have been paid or declared and set apart for payment on all outstanding shares of the Series D Preferred Stock and any Parity Stock, (ii) sufficient funds have been paid or set apart for the payment of the dividend for the current dividend period with respect to the Series D Preferred Stock and any Parity Stock and (iii) the Company is not in default or in arrears with respect to the mandatory or optional redemption or mandatory repurchase or other mandatory retirement of, or with respect to any sinking or other analogous fund for, the Series D Preferred Stock or any Parity Stock, the Company may not declare any dividends on any Junior Stock, or make any payment on account of, or set apart money for, the purchase, redemption or other retirement of, or for a sinking or other analogous fund for, any shares of Junior Stock or make any distribution in respect thereof, whether in cash or property or in obligations or stock of the Company, other than (x) Junior Stock which is neither convertible into, nor exchangeable or exercisable for, any securities of the Company other than Junior Stock, or
(y) Common Stock acquired in connection with the cashless exercise of options under employee incentive or benefit plans of the Company or any subsidiary or any other redemption or purchase or other acquisition of Common Stock made in the ordinary course of business, which has been approved by the Board of Directors of the Company, for the purpose of any employee incentive or benefit plan of the Company. The limitations in this paragraph do not restrict the Company's ability to take the actions in this paragraph with respect to any Parity Stock. As used in this subparagraph (c), the term "dividend" with respect to Junior Stock does not include dividends payable solely in shares of Junior Stock on Junior Stock, or in options, warrants or rights to holders of Junior Stock to subscribe for or purchase any Junior Stock.

C. Section 3 of the Certificate of Designation is hereby replaced in its entirety with the following:

           (3)  Optional Redemption.

           (a) The shares of Series D Preferred Stock will be redeemable at the option of the Company in whole or in part, for cash or for such number of shares of Common Stock as equals the Liquidation Preference (defined hereinafter in paragraph (4)) of the Series D Preferred Stock to be redeemed (without regard to accumulated and unpaid dividends) as of the opening of business on the date set for such redemption. In order to exercise its redemption option, the Company must notify the holders of record of its Series D Preferred Stock in writing (the "Conditions Satisfaction Notice") prior to the opening of business on the second trading day after the conditions of redemption have, from time to time, been satisfied.

           (b) Notice of redemption (the "Redemption Notice") will be given by mail to the holders of the Series D Preferred Stock not less than 30 nor more than 60 days prior to the date selected by the Company to redeem the Series D Preferred Stock. The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed. The Company's right to exercise its redemption option will not be affected by changes in the closing price of the Common Stock following such 30-day period. If fewer than all of the shares of Series D Preferred Stock are to be redeemed, the shares to be redeemed shall be selected by lot or pro rata or in some other equitable manner determined by the Board of Directors of the Company; provided, however, that the Company shall not be required to effect the redemption in any manner that results in additional fractional shares being outstanding.


           (c) On the redemption date, the Company must pay, in cash, on each share of Series D Preferred Stock to be redeemed any accumulated and unpaid dividends through the redemption date. In the case of a redemption date falling after a dividend payment record date and prior to the related payment date, the holders of the Series D Preferred Stock at the close of business on such record date will be entitled to receive the dividend payable on such shares on the corresponding dividend payment date, notwithstanding the redemption of such shares following such dividend payment record date. Except as provided for in the preceding sentence, no payment or allowance will be made for accumulated and unpaid dividends on any shares of Series D Preferred Stock called for redemption or on the shares of Common Stock issuable upon such redemption.

           (d) On and after the date fixed for redemption, provided that the Company has made available at the office of its registrar and transfer agent a sufficient number of shares of Common Stock and an amount of cash to effect the redemption, dividends will cease to accrue on the Series D Preferred Stock called for redemption (except that, in the case of a redemption date after a dividend payment record date and prior to the related dividend payment date, holders of Series D Preferred Stock on the dividend payment record date will be entitled on such dividend payment date to receive the dividend payable on such shares), such shares shall be cancelled and shall no longer be deemed to be outstanding and all rights of the holders of such shares of Series D Preferred Stock shall cease except the right to receive the shares of Common Stock upon such redemption and any cash payable upon such redemption, without interest from the date of such redemption. Such cancelled shares shall be restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, and may thereafter be issued but not as shares of Series D Preferred Stock. At the close of business on the redemption date upon surrender in accordance with such notice of the certificates representing any such shares (properly endorsed or assigned for transfer, if the Board of Directors of the Company shall so require and the notice shall so state), each holder of Series D Preferred Stock (unless the Company defaults in the delivery of the shares of Common Stock or cash) will be, without any further action, deemed a holder of the number of shares of Common Stock for which such Series D Preferred Stock is redeemable.

           (e) Fractional shares of Common Stock are not to be issued upon redemption of the Series D Preferred Stock, but, in lieu thereof, the Company will pay a cash adjustment based on the current market price of the Common Stock on the day prior to the redemption date. If fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares of Series D Preferred Stock without cost to the holder thereof.

           (f) Any shares or cash set aside by the Company pursuant to subparagraph (e) and unclaimed at the end of three years from the date fixed for redemption shall revert to the Company.

           (g) Subject to applicable law and the limitation on purchases when dividends on the Series D Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series D Preferred Stock by tender or by private agreement.

           (3A.)Mandatory Redemption

           (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available therefor, twenty percent (20%) of all shares of Series D Preferred Stock and Parity Stock, on an annual basis commencing October 1, 2001, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

           (b) In the event of a redemption on only a portion of the then outstanding shares of Series D Preferred Stock, the Company will effect the redemption pro rata according to the number of shares held by each holder of Parity Stock,

           (c ) At least ten (10) days and not more than thirty (30) days prior to the date fixed for any redemption under this subsection of the Series D Preferred Stock or Parity Stock, written notice (the "Redemption Notice") will be mailed, postage prepaid, to each holder of record of the Series D Preferred Stock and Parity Stock at his or her post office address last shown on the records of the Company. The Redemption Notice will state:

      (1) whether all or less than all the outstanding shares of Series D Preferred Stock and Parity Stock are to be redeemed and the total number of shares of Series D Preferred Stock and Parity Stock being redeemed;

      (2) the number of shares of Series D Preferred Stock and Parity Stock held by the holder that the Company intends to redeem;

      (3)  the Redemption Date and the Redemption Price; and

      (4) that the holder is to surrender to the Company, in the manner and at the place designated, his or her certificate or certificates representing the shares of Series D Preferred Stock and Parity Stock to be redeemed.

The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed.

           (d) On or before the date fixed for redemption, each holder of Series D Preferred Stock and Parity Stock will surrender the certificate or certificates representing the shares of Series D Preferred Stock and Parity Stock to the Company, in the manner and at the place designated in the Redemption Notice, and the Redemption Price for the shares will be payable in cash on the Redemption Date to the person whose name appears on the certificate or certificates as the owner, and each surrendered certificate will be cancelled and retired. In the event that less than all of the shares represented by any certificate are redeemed, a new certificate will be issued representing the unredeemed shares.

(e) Unless the Company fails to pay in full the Redemption Price, dividends on the Series D Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series D Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series D Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series D Preferred Stock and Parity Stock above sixteen percent (16%) per annum.

           (f) Subject to applicable law and the limitation on purchases when dividends on the Series D Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series D Preferred Stock by tender or by private agreement.


      IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this __ day of September 2000.



                                    ------------------------------------
                                    Name:  Charles L. Smith
                                    Title:    President

                                    EXHIBIT B

                            SERIES E PREFERRED STOCK
                           CERTIFICATE OF DESIGNATION

                           CERTIFICATE OF DESIGNATION


           CERTIFICATE OF THE VOTING POWERS, DESIGNATIONS, PREFERENCES
                 AND RELATIVE, PARTICIPATING, OPTIONAL OR OTHER
               SPECIAL RIGHTS, AND QUALIFICATIONS, LIMITATIONS OR
                RESTRICTIONS THEREOF, OF 12% SERIES E CUMULATIVE
                                 PREFERRED STOCK

                                       OF

                           THERMOVIEW INDUSTRIES, INC.


             Pursuant to Section 151 of the General Corporation Law
                            of the State of Delaware


      Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware (the "DGCL"), the Board of Directors of ThermoView Industries, Inc., a Delaware corporation (the "Company"), hereby unanimously consents to, adopts and ratifies the following resolution:

      RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Company by the provisions of Section 4.2 of Article IV of the Restated Certificate of Incorporation of the Company (the "Restated Certificate of Incorporation"), and Section 151(g) of the DGCL, such Board of Directors hereby creates, from the 5,000,000 authorized shares of Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company authorized to be issued pursuant to the Restated Certificate of Incorporation, a series of Preferred Stock, and hereby fixes by this certificate of designation (this "Certificate of Designation") the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of the shares of such series as follows:

           The series of Preferred Stock hereby established shall consist of 500,000 shares designated as "12% Cumulative Series E Preferred Stock" (hereinafter called the "Series E Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:


              12% CUMULATIVE SERIES E PREFERRED STOCK


      (1) Ranking. The Series E Preferred Stock will, with respect to payment of dividends and amounts upon liquidation, dissolution or winding up, rank (i) senior to the Common Stock of the Company, $.001 par value (the "Common Stock") and to shares of all other series of Preferred Stock issued by the Company the terms of which specifically provide that the capital stock of such series rank junior to such Series E Preferred Stock with respect to dividend rights or distributions upon dissolution of the Company ("Junior Stock"); (ii) on a parity with (a) all shares of the Company's 9.6% Cumulative Convertible Series C Preferred Stock, (b) all of the shares of the Company's 12% Cumulative Series D Preferred Stock, and (c) the shares of all capital stock issued by the Company whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof shall be different from those of the Series E Preferred Stock, if the holders of stock of such class or series shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority of one over the other as between the holders of such stock and the holders of shares of Series E Preferred Stock (collectively (a) and (b) being "Parity Stock"); and (iii) junior to all capital stock issued by the Company the terms of which specifically provide that the shares rank senior to the Series E Preferred Stock with respect to dividends and distributions upon dissolution of the Company ("Senior Stock").

      (2)  Dividends.

           (a) Holders of shares of Series E Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.60 per share of Series E Preferred Stock. Dividends on the Series E Preferred Stock will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing October 1, 2001 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends will accrue from the date of the original issuance of the Series E Preferred Stock. Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends.
Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accumulations of dividends on shares of Series E Preferred Stock will not bear interest. Dividends payable on the Series E Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series E Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

           (b) Except as provided in the next sentence, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series E Preferred Stock for all prior dividend periods. If accrued dividends on the Series E Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series E Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series E Preferred Stock and such Parity Stock.

           (c) So long as the shares of the Series E Preferred Stock shall be outstanding, unless (i) full cumulative dividends shall have been paid or declared and set apart for payment on all outstanding shares of the Series E Preferred Stock and any Parity Stock, (ii) sufficient funds have been paid or set apart for the payment of the dividend for the current dividend period with respect to the Series E Preferred Stock and any Parity Stock and (iii) the Company is not in default or in arrears with respect to the mandatory or optional redemption or mandatory repurchase or other mandatory retirement of, or with respect to any sinking or other analogous fund for, the Series E Preferred Stock or any Parity Stock, the Company may not declare any dividends on any Junior Stock, or make any payment on account of, or set apart money for, the purchase, redemption or other retirement of, or for a sinking or other analogous fund for, any shares of Junior Stock or make any distribution in respect thereof, whether in cash or property or in obligations or stock of the Company, other than (x) Junior Stock which is neither convertible into, nor exchangeable or exercisable for, any securities of the Company other than Junior Stock, or
(y) Common Stock acquired in connection with the cashless exercise of options under employee incentive or benefit plans of the Company or any subsidiary or any other redemption or purchase or other acquisition of Common Stock made in the ordinary course of business, which has been approved by the Board of Directors of the Company, for the purpose of any employee incentive or benefit plan of the Company. The limitations in this paragraph do not restrict the Company's ability to take the actions in this paragraph with respect to any Parity Stock. As used in this subparagraph (c), the term "dividend" with respect to Junior Stock does not include dividends payable solely in shares of Junior Stock on Junior Stock, or in options, warrants or rights to holders of Junior Stock to subscribe for or purchase any Junior Stock.

      (3)  Optional Redemption.

           (a) The shares of Series E Preferred Stock will be redeemable at the option of the Company in whole or in part, for cash or for such number of shares of Common Stock as equals the Liquidation Preference (defined hereinafter in paragraph (4)) of the Series E Preferred Stock to be redeemed (without regard to accumulated and unpaid dividends) as of the opening of business on the date set for such redemption. In order to exercise its redemption option, the Company must notify the holders of record of its Series E Preferred Stock in writing (the "Conditions Satisfaction Notice") prior to the opening of business on the second trading day after the conditions of redemption have, from time to time, been satisfied.

           (b) Notice of redemption (the "Redemption Notice") will be given by mail to the holders of the Series E Preferred Stock not less than 30 nor more than 60 days prior to the date selected by the Company to redeem the Series E Preferred Stock. The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed. The Company's right to exercise its redemption option will not be affected by changes in the closing price of the Common Stock following such 30-day period. If fewer than all of the shares of Series E Preferred Stock are to be redeemed, the shares to be redeemed shall be selected by lot or pro rata or in some other equitable manner determined by the Board of Directors of the Company; provided, however, that the Company shall not be required to effect the redemption in any manner that results in additional fractional shares being outstanding.

           (c) On the redemption date, the Company must pay, in cash, on each share of Series E Preferred Stock to be redeemed any accumulated and unpaid dividends through the redemption date. In the case of a redemption date falling after a dividend payment record date and prior to the related payment date, the holders of the Series E Preferred Stock at the close of business on such record date will be entitled to receive the dividend payable on such shares on the corresponding dividend payment date, notwithstanding the redemption of such shares following such dividend payment record date. Except as provided for in the preceding sentence, no payment or allowance will be made for accumulated and unpaid dividends on any shares of Series E Preferred Stock called for redemption or on the shares of Common Stock issuable upon such redemption.

           (d) On and after the date fixed for redemption, provided that the Company has made available at the office of its registrar and transfer agent a sufficient number of shares of Common Stock and an amount of cash to effect the redemption, dividends will cease to accrue on the Series E Preferred Stock called for redemption (except that, in the case of a redemption date after a dividend payment record date and prior to the related dividend payment date, holders of Series E Preferred Stock on the dividend payment record date will be entitled on such dividend payment date to receive the dividend payable on such shares), such shares shall be cancelled and shall no longer be deemed to be outstanding and all rights of the holders of such shares of Series E Preferred Stock shall cease except the right to receive the shares of Common Stock upon such redemption and any cash payable upon such redemption, without interest from the date of such redemption. Such cancelled shares shall be restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, and may thereafter be issued but not as shares of Series E Preferred Stock. At the close of business on the redemption date upon surrender in accordance with such notice of the certificates representing any such shares (properly endorsed or assigned for transfer, if the Board of Directors of the Company shall so require and the notice shall so state), each holder of Series E Preferred Stock (unless the Company defaults in the delivery of the shares of Common Stock or cash) will be, without any further action, deemed a holder of the number of shares of Common Stock for which such Series E Preferred Stock is redeemable.

           (e) Fractional shares of Common Stock are not to be issued upon redemption of the Series E Preferred Stock, but, in lieu thereof, the Company will pay a cash adjustment based on the current market price of the Common Stock on the day prior to the redemption date. If fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares of Series E Preferred Stock without cost to the holder thereof.

           (f) Any shares or cash set aside by the Company pursuant to subparagraph (e) and unclaimed at the end of three years from the date fixed for redemption shall revert to the Company.

           (g) Subject to applicable law and the limitation on purchases when dividends on the Series E Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series E Preferred Stock by tender or by private agreement.

           (3A.)Mandatory Redemption

           (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available therefor, twenty percent (20%) of all shares of Series E Preferred Stock and Parity Stock, on an annual basis commencing October 1, 2001, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

           (b) In the event of a redemption on only a portion of the then outstanding shares of Series E Preferred Stock, the Company will effect the redemption pro rata according to the number of shares held by each holder of Parity Stock,

           (c ) At least ten (10) days and not more than thirty (30) days prior to the date fixed for any redemption under this subsection of the Series E Preferred Stock or Parity Stock, written notice (the "Redemption Notice") will be mailed, postage prepaid, to each holder of record of the Series E Preferred Stock and Parity Stock at his or her post office address last shown on the records of the Company. The Redemption Notice will state:

      (1) whether all or less than all the outstanding shares of Series E Preferred Stock and Parity Stock are to be redeemed and the total number of shares of Series E Preferred Stock and Parity Stock being redeemed;

      (2) the number of shares of Series E Preferred Stock and Parity Stock held by the holder that the Company intends to redeem;

      (3)  the Redemption Date and the Redemption Price; and

      (4) that the holder is to surrender to the Company, in the manner and at the place designated, his or her certificate or certificates representing the shares of Series E Preferred Stock and Parity Stock to be redeemed.

The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed.

           (d) On or before the date fixed for redemption, each holder of Series E Preferred Stock and Parity Stock will surrender the certificate or certificates representing the shares of Series E Preferred Stock and Parity Stock to the Company, in the manner and at the place designated in the Redemption Notice, and the Redemption Price for the shares will be payable in cash on the Redemption Date to the person whose name appears on the certificate or certificates as the owner, and each surrendered certificate will be cancelled and retired. In the event that less than all of the shares represented by any certificate are redeemed, a new certificate will be issued representing the unredeemed shares.

(f) Unless the Company fails to pay in full the Redemption Price, dividends on the Series E Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series E Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series E Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series E Preferred Stock and Parity Stock above sixteen percent (16%) per annum.

           (f) Subject to applicable law and the limitation on purchases when dividends on the Series E Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series E Preferred Stock by tender or by private agreement.

      (4)  Liquidation Preference.

           (a) The holders of shares of Series E Preferred Stock will be entitled to receive in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, $5.00 per share of Series E Preferred Stock (the "Liquidation Preference"), plus an amount per share of Series E Preferred Stock equal to all dividends (whether or not earned or declared) accumulated and unpaid thereon to the date of final distribution to such holders, and no more. If, upon any liquidation, dissolution or winding up of the Company, the assets of the Company, or proceeds thereof, distributable among the holders of the Series E Preferred Stock are insufficient to pay in full the liquidation preference with respect to the Series E Preferred Stock and any other Parity Stock, then such assets, or the proceeds thereof, will be distributed among the holders of Series E Preferred Stock and any such Parity Stock ratably in accordance with the respective amounts which would be payable on such Series E Preferred Stock and any such Parity Stock if all amounts payable thereon were paid in full.

           (b) Neither a consolidation or merger of the Company with or into another corporation, nor a sale, lease or transfer of all or substantially all of the Company's assets will be considered a liquidation, dissolution or winding up, voluntary or involuntary, of the Company.

     (5) Voting Rights. Except as may be required by applicable law from time to time, the holders of shares of Series E Preferred Stock will have no voting rights.

     (6) Sinking Fund. The Series E Preferred Stock shall not be entitled to any sinking fund.

      WITNESS THE SIGNATURE of the undersigned who is the President and Chief Operating Officer of ThermoView Industries, Inc. as of this ___ day of September, 2000.



                               ------------------------------
                               Charles L. Smith

                                      10.11

                          Warrant to Purchase 200,000
                             Shares of Common Stock

                          COMMON STOCK PURCHASE WARRANT

                             Dated: October 1, 2000

      THIS CERTIFIES THAT JOSEPH CHARLES & ASSOCIATES (herein sometimes called the "Holder") is entitled to purchase from THERMOVIEW INDUSTRIES, INC., a Delaware corporation (the "Company"), at the price and during the period as hereinafter specified, up to two hundred thousand (200,000) shares (the "Shares") of common stock, $0.001 par value per share (the "Common Stock"), at a purchase price of $12.00 per share subject to adjustment as described below, at any time during the two year period from the date hereof.

      This Common Stock Purchase Warrant (the "Warrant") is issued pursuant to an agreement between the Company and Joseph Charles & Associates dated September __, 2000.

      1. The rights represented by the Common Stock Purchase Warrant shall be exercised at the price, subject to adjustment in accordance with Section 8 hereof (the "Exercise Price"), and during the periods as follows:

           (a) Between the date hereof and October 1, 2002, (twenty four (24) months from the date hereof, i.e. the "Expiration Date") inclusive, the Holder shall have the option to purchase Shares hereunder at a price of $12.00 per Share.

           (b) After the Expiration Date, the Holder shall have no right to purchase any Shares hereunder.

      2. (a) The rights represented by the Common Stock Purchase Warrant may be exercised at any time within the periods above specified, in whole or in part, by (i) the surrender of the Common Stock Purchase Warrant (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the Holder at the address of the Holder appearing on the books of the Company); (ii) payment to the Company of the exercise price then in effect for the number of Shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any; and (iii) delivery to the Company of a duly executed agreement signed by the person(s) designated in the purchase form to the effect that such person(s) agree(s) to be bound by the provisions of paragraph 6 and subparagraphs (b), (c) and (d) of paragraph 7 hereof. The Common Stock Purchase Warrant shall be deemed to have been exercised, in whole or in part to the extent specified, immediately prior to the close of business on the date the Common Stock Purchase Warrant is surrendered and payment is made in accordance with the foregoing provisions of this paragraph 2, and the person or persons in whose name or names the certificates for the Shares shall be issuable upon such exercise shall become the holder or holders of record of such Shares at that time and date. The Shares and the certificates for the Shares so purchased shall be delivered to the Holder within a reasonable time, not exceeding ten (10) business days, after the rights represented by this Common Stock Purchase Warrant shall have been so exercised.
      3. This Common Stock Purchase Warrant must be executed immediately upon its transfer and if not so executed, shall lapse. Any such assignment shall be effected by the Holder by (i) executing the form of assignment at the end hereof and (ii) surrendering the Common Stock Purchase Warrant for cancellation at the office or agency of the Company referred to in paragraph 2 hereof, accompanied by a certificate (signed by an officer of the Holder if the Holder is a corporation) stating that each transferee is a permitted transferee under this paragraph 3; whereupon the Company shall issue, in the name or names specified by the Holder (including the Holder), a new Common Stock Purchase Warrant or Warrants of like tenor and representing in the aggregate rights to purchase the same number of Shares as are purchasable hereunder at such time.

      4. The Company covenants and agrees that all Shares which may be purchased hereunder will, upon issuance and delivery against payment therefor of the requisite purchase price, be duly and validly issued, fully paid and nonassessable. The Company further covenants and agrees that, during the periods within which the Common Stock Purchase Warrant may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of its Common Stock to provide for the exercise of the Common Stock Purchase Warrant.

      5. The Common Stock Purchase Warrant shall not entitle the Holder to any voting rights or other rights, including without limitation notice of meetings of other actions or receipt of dividends, as a stockholder of the Company.

      6. (a) The Company shall advise the Holder or its permitted transferee, whether the Holder holds the Common Stock Purchase Warrant or has exercised the Common Stock Purchase Warrant and holds Shares, by written notice at least four weeks prior to the filing of any new registration statement thereto under the Act, or the filing of a notification on Form 1-A under the Act for a public offering of securities, covering any securities of the Company, for its own account or for the account of others, except for any registration statement filed on Form S-4 or S-8 (or other comparable form), and will, during the eighteen (18) month period from the date hereof, upon the request of the Holder, include in any such new registration statement (or notification as the case may be) such information as may be required to permit a public offering of, all or any of the Shares underlying the Common Stock Purchase Warrant (the "Registrable Securities").

           (b) At such time that the Company is eligible to register securities by the use of Form S-3 (or other comparable form) during the twenty four (24) month period beginning on the date hereof, a 50% Holder (as defined below) may request, on one occasion, that the Company register under the Act any and all of the Registrable Securities held by such 50% Holder. Upon the receipt of any such notice, the Company will promptly, but no later than four weeks after receipt of such notice, file a post-effective amendment to the current Registration Statement or a new registration statement pursuant to the Act, so that such designated Registrable Securities may be publicly sold under the Act as promptly as practicable thereafter and the Company will use reasonable efforts to cause such registration to become and remain effective (including the taking of such reasonable steps as are necessary to obtain the removal of any stop order) within 120 days after the receipt of such notice, provided, that such Holder shall furnish the Company with appropriate information in connection therewith as the Company may reasonably request in writing. The 50% Holder may, at its option, request the registration of any of the Shares underlying the Common Stock Purchase Warrant in a registration statement made by the Company as contemplated by Section 6(a) or in connection with a request made pursuant to this Section 6(b) prior to acquisition of the Shares issuable upon exercise of the Common Stock Purchase Warrant. The 50% Holder may, at its option, request such post-effective amendment or new registration statement during the described period with respect to the Common Stock Purchase Warrant, and such registration rights may be exercised by the 50% Holder prior to or subsequent to the exercise of the Common Stock Purchase Warrant. Within ten days after receiving any such notice pursuant to this subsection (b) of paragraph 6, the Company shall give notice to any other Holders of the Common Stock Purchase Warrant, advising that the Company is proceeding with such post-effective amendment or registration statement and offering to include therein the Shares underlying that part of the Common Stock Purchase Warrant held by the other Holders, provided that they shall furnish the Company with such appropriate information (relating to the intentions of such Holders) in connection therewith as the Company shall reasonably request in writing. The Holder shall be responsible for the costs and expenses of such registration and shall bear the fees of their own counsel and any other advisors retained by them and any underwriting discounts or commissions applicable to any of the securities sold by them. The Company will use its best efforts to maintain such registration statement or post-effective amendment current under the Act for a period of at least 180 days from the effective date thereof. The Company shall supply prospectuses, and such other documents as the Holder(s) may reasonably request in order to facilitate the public sale or other disposition of the Registrable Securities, use its best efforts to register and qualify any of the Registrable Securities for sale in such states (i) as such Holder(s) designate and (ii) with respect to which the Company obtained a qualification in connection with its initial public offering and furnish indemnification in the manner provided in paragraph 7 hereof. Notwithstanding the foregoing set forth in this paragraph 6(b), the Company shall not be required to include in any registration statement any Registrable Securities which in the opinion of counsel to the Company (which opinion is reasonably acceptable to counsel to the Representative) would be saleable immediately without restriction under Rule 144 (or its successor) if the Common Stock Purchase Warrant was exercised pursuant to paragraph 2(b) herein.

           (c) The term "50% Holder" as used in this paragraph 6 shall mean the Holder(s) of at least 50% of the Common Stock Purchase Warrant and/or the Shares underlying the Common Stock Purchase Warrant (considered in the aggregate).

      7. (a) Whenever pursuant to paragraph 6 a registration statement relating to any Shares issued upon exercise of the Common Stock Purchase Warrant is filed under the Act, amended or supplemented, the Company will indemnify and hold harmless each Holder of the securities covered by such registration statement, amendment or supplement (such Holder being hereinafter called the "Distributing Holder"), and each person, if any, who controls (within the meaning of the Act) the Distributing Holder, and each underwriter (within the meaning of the Act) of such securities and each person, if any, who controls (within the meaning of the
Act) any such underwriter, against any losses, claims, damages or liabilities, joint or several, to which the Distributing Holder, any such controlling person or any such underwriter may become subject, under the Act or otherwise, insofar as such losses, claims, damages or liabilities, or actions in respect thereof, arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any such registration statement as declared effective or any final prospectus constituting a part thereof or any amendment or supplement thereto, or arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading and will reimburse the Distributing Holder or such controlling person or underwriter for any legal or other expense reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in said registration statement, said preliminary prospectus, said final prospectus or said amendment or supplement in reliance upon and in conformity with written information furnished by such Distributing Holder or any other Distributing Holder for use in the preparation thereof and provided further, that the indemnity agreement provided in this Section 7(a) with respect to any preliminary prospectus shall not inure to the benefit of any Distributing Holder, controlling person of such Distributing Holder, underwriter or controlling person of such underwriter from whom the person asserting any losses, claims, charges, liabilities or litigation based upon any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state therein a material fact, received such preliminary prospectus, if a copy of the prospectus in which such untrue statement or alleged untrue statement or omission or alleged omission was corrected has not been sent or given to such person within the time required by the Act and the Rules and Regulations thereunder.

           (b) The Distributing Holder will indemnify and hold harmless the Company, each of its directors, each of its officers who have signed said registration statement and such amendments and supplements thereto, and each person, if any, who controls the Company (within the meaning of the Act) against any losses, claims, damages or liabilities, joint or several, to which the Company or any such director, officer or controlling person may become subject, under the Act or otherwise, insofar as such losses, claims, damages or liabilities, or actions in respect thereof, arise out of or are based upon any untrue or alleged untrue statement of any material fact contained in said registration statement, said preliminary prospectus, said final prospectus, or said amendment or supplement, or arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in said registration statement, said preliminary prospectus, said final prospectus or said amendment or supplement in reliance upon and in conformity with written information furnished by such Distributing Holder for use in the preparation thereof; and will reimburse the Company or any such director, officer or controlling person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action.

           (c) Promptly after receipt by an indemnified party under this paragraph 7 of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party, give the indemnifying party notice of the commencement thereof, but the omission so to notify the indemnifying party will not relieve it from any liability which it may have to any indemnified party otherwise than under this paragraph 7.

           (d) In case any such action is brought against any indemnified party, and it notifies an indemnifying party of the commencement hereof, the indemnifying party will be entitled to participate in and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party will not be liable to such indemnified party under this paragraph 7 for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation.

      8. The Exercise Price in effect at the time and the number and kind of securities purchasable upon the exercise of the Warrant shall be subject to adjustment from time to time upon the happening of certain events as follows:

           (a) In case the Company shall (i) declare a dividend or make a distribution on its outstanding shares of Common Stock in shares of Common Stock (other than issuance of Common Stock pursuant to antidilution provisions set forth in the Registration Statement), (ii) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares, (iii) combine or reclassify its outstanding shares of Common Stock into a smaller number of shares, or (iv) enter into any transaction whereby the outstanding shares of Common Stock of the Company are at any time changed into or exchanged for a different number or kind of shares or other security of the Company or of another corporation through reorganization, merger, consolidation, liquidation or recapitalization, then appropriate adjustments in the number of Shares (or other securities for which such Shares have previously been exchanged or converted) subject to this Common Stock Purchase Warrant shall be made and the Exercise Price in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivision, combination, reclassification, reorganization, merger, consolidation, liquidation or recapitalization shall be proportionately adjusted so that the Holder of this Common Stock Purchase Warrant exercised after such date shall be entitled to receive the aggregate number and kind of shares of Common Stock which, if this Common Stock Purchase Warrant had been exercised by such Holder immediately prior to such date, he would have been entitled to receive upon such dividend, distribution, subdivision, combination, reclassification, reorganization, merger, consolidation, liquidation or recapitalization. For example, if the Company declares a 2 for 1 stock distribution and the Exercise Price hereof immediately prior to such event was $12.00 per Share and the number of Shares issuable upon exercise of this Common Stock Purchase Warrant was 200,000, the adjusted Exercise Price immediately after such event would be $6.00 per Share and the adjusted number of Shares issuable upon exercise of this Common Stock Purchase Warrant would be 400,000. Such adjustment shall be made successively whenever any event listed above shall occur.

           (b) In case the Company shall fix a record date for the issuance of rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common Stock (or securities convertible into Common Stock) at a price (the "Subscription Price") (or having a conversion price per share) less than the Exercise Price on a per share basis (the "Per Share Exercise Price") on such record date, the Exercise Price shall be adjusted so that the same shall equal the price determined by multiplying the number of Shares by the Per Share Exercise Price in effect immediately prior to the date of issuance by a fraction, the numerator of which shall be the sum of the number of shares of Common Stock then outstanding on the record date mentioned below and the number of additional shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered (or the aggregate conversion price of the convertible securities so offered) would purchase at the Per Share Exercise Price in effect immediately prior to the date of such issuance, and the denominator of which shall be the sum of the number of shares of Common Stock outstanding on the record date mentioned below and the number of additional shares of Common Stock offered for subscription or purchase (or into which the convertible securities so offered are convertible). Such adjustment shall be made successively whenever such rights or warrants are issued and shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights or warrants; and to the extent that shares of Common Stock are not delivered (or securities convertible into Common Stock are not delivered) after the expiration of such rights or warrants the Exercise Price shall be readjusted to the Exercise Price which would then be in effect had the adjustments made upon the issuance of such rights or warrants been made upon the basis of delivery of only the number of shares of Common Stock (or securities convertible into Common Stock) actually delivered.

           (c) In case the Company shall hereafter distribute to all holders of its Common Stock evidences of its indebtedness or assets (excluding cash dividends or distributions and dividends or distributions referred to in Subsection (a) above) or subscription rights or warrants (excluding those referred to in Subsection (b) above), then in each such case the Exercise Price in effect thereafter shall be determined by multiplying the number of Shares by the Per Share Exercise Price in effect immediately prior thereto, multiplied by a fraction, the numerator of which shall be the total number of shares of Common Stock then outstanding multiplied by the current market price per share of Common Stock (as defined in Subsection (e) below), less the fair market value (as determined by the Company's Board of Directors) of said assets, or evidences of indebtedness so distributed or of such rights or warrants, and the denominator of which shall be the total number of shares of Common Stock outstanding multiplied by such current market price per share of Common Stock. Such adjustment shall be made whenever any such distribution is made and shall become effective immediately after the record date for the determination of stockholders entitled to receive such distribution.

           (d) Whenever the Exercise Price payable upon exercise of the Common Stock Purchase Warrant is adjusted pursuant to Subsections (a), (b) or (c) above, the number of Shares purchasable upon exercise of this Common Stock Purchase Warrant shall simultaneously be adjusted by multiplying the number of Shares issuable upon exercise of this Common Stock Purchase Warrant by the Exercise Price in effect on the date hereof and dividing the product so obtained by the Exercise Price, as adjusted.

           (e) For the purpose of any computation under Subsection (c) above, the current market price per share of Common Stock at any date shall be deemed to be the average of the daily closing prices of the Common Stock for 30 consecutive business days before such date. The closing price for each day shall be the last sale price regular way or, in case no such reported sale takes place on such day, the average of the last reported bid and asked prices regular way, in either case on the principal national securities exchange on which the Common Stock is admitted to trading or listed, or, if not listed or admitted to trading on such exchange, the average of the highest reported bid and lowest reported asked prices as reported by NASDAQ, or other similar organization if NASDAQ is no longer reporting such information, or if not so available, the fair market price as determined by the Board of Directors as set forth in Section 2(b) herein.

           (f) No adjustment in the Exercise Price shall be required unless such adjustment would require an increase or decrease of at least five cents ($0.05) in such price; provided, however, that any adjustments which may by reason of this Subsection (f) are not required to be made shall be carried forward and taken into account in any subsequent adjustment required to be made hereunder. All calculations under this Section 8 shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be. Anything in this
Section 8 to the contrary notwithstanding, the Company shall be entitled, but shall not be required, to make such changes in the Exercise Price, in addition to those required by this Section 8, as it shall determine, in its sole discretion, to be advisable in order that any dividend or distribution in shares of Common Stock, or any subdivision, reclassification or combination of Common Stock, hereafter made by the Company shall not result in any Federal income tax liability to the holders of the Common Stock or securities convertible into Common Stock.

           (g) Whenever the Exercise Price is adjusted, as herein provided, the Company shall promptly cause a notice setting forth the adjusted Exercise Price and adjusted number of Shares issuable upon exercise of the Common Stock Purchase Warrant to be mailed to the Holder, at its address set forth herein, and shall cause a certified copy thereof to be mailed to the Company's transfer agent, if any. The Company may retain a firm of independent certified public accountants selected by the Board of Directors (who may be the regular accountants employed by the Company) to make any computation required by this
Section 8, and a certificate signed by such firm shall be conclusive evidence of the correctness of such adjustment.

           (h) In the event that at any time, as a result of an adjustment made pursuant to the provisions of this Section 8, the Holder of the Common Stock Purchase Warrant thereafter shall become entitled to receive any shares of the Company other than Common Stock, thereafter the number of such other shares so receivable upon exercise of the Common Stock Purchase Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in Subsections (a) to (f), inclusive, above.

      9. This Agreement shall be governed by and in accordance with the laws of the Commonwealth of Kentucky without regard to conflict of laws provision.

      IN WITNESS WHEREOF, THERMOVIEW INDUSTRIES, INC. has caused this Common Stock Purchase Warrant to be signed by its duly authorized officers under its corporate seal, and this Common Stock Purchase Warrant to be dated October 1, 2000.

                               THERMOVIEW INDUSTRIES, INC.


                               By:________________________________
                                    Rodney H. Thomas
                                    Chief Executive Officer

Attest:


------------------------------
Charles L. Smith
its President

                                  PURCHASE FORM

                  (To be signed only upon exercise of Warrant)


      The undersigned, the holder of the foregoing Common Stock Purchase Warrant, hereby irrevocably elects to exercise the purchase rights represented by such Warrant for, and to purchase thereunder, _______________ Shares of
Common Stock, $0.001 par value per share (the "Shares"), of THERMOVIEW INDUSTRIES, INC., payment of $_______ therefor, and requests that the certificates for the Shares issued in the name(s) of, and delivered to ________________________, whose address(es) is (are):





Dated:  _______________, ____


                               By:________________________________

                               -----------------------------------

                               -----------------------------------
                                     Address

                                  TRANSFER FORM

                  (To be signed only upon transfer of Warrant)


      For value received, the undersigned hereby sells, assigns, and transfers unto ________ _____________________________ the right to purchase Shares represented by the foregoing Common Stock Purchase Warrant to the extent of __________ Shares, and appoints ______________ _________ attorney to transfer such rights on the books of _____________________________, with full power of substitution in the premises.



Dated:  _______________, ____


                               By:________________________________

                               -----------------------------------

                               -----------------------------------
                                     Address



In the presence of:

                                      10.12

                          Warrant to Purchase 340,000
                             Shares of Common Stock

                              CONSULTANT'S WARRANT

                             Dated: October 1, 2000

      THIS CERTIFIES THAT WESTPARK CAPITAL, INC. (herein sometimes called the "Holder") is entitled to purchase from THERMOVIEW INDUSTRIES, INC., a Delaware corporation (the "Company"), at the price and during the period as hereinafter specified, up to three hundred forty thousand (340,000) shares (the "Shares") of common stock, $0.001 par value per share (the "Common Stock"), at a purchase price of $12.00 per share subject to adjustment as described below, at any time during the two year period from the date hereof.

      This Consulting Warrant (the "Consulting Warrant") is issued pursuant to a financial advisory agreement between the Company and WestPark Capital, Inc. dated October 1, 2000.

      1. The rights represented by the Consulting Warrant shall be exercised at the price, subject to adjustment in accordance with Section 8 hereof (the "Exercise Price"), and during the periods as follows:

           (a) Between the date hereof and October 1, 2002, (twenty four (24) months from the date hereof, i.e. the "Expiration Date") inclusive, the Holder shall have the option to purchase Shares hereunder at a price of $12.00 per Share.

           (b) After the Expiration Date, the Holder shall have no right to purchase any Shares hereunder.

      2. (a) The rights represented by the Consulting Warrant may be exercised at any time within the periods above specified, in whole or in part, by (i) the surrender of the Consulting Warrant (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the Holder at the address of the Holder appearing on the books of the Company); (ii) payment to the Company of the exercise price then in effect for the number of Shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any; and (iii) delivery to the Company of a duly executed agreement signed by the person(s) designated in the purchase form to the effect that such person(s) agree(s) to be bound by the provisions of paragraph 6 and subparagraphs (b), (c) and (d) of paragraph 7 hereof. The Consulting Warrant shall be deemed to have been exercised, in whole or in part to the extent specified, immediately prior to the close of business on the date the Consulting Warrant is surrendered and payment is made in accordance with the foregoing provisions of this paragraph 2, and the person or persons in whose name or names the certificates for the Shares shall be issuable upon such exercise shall become the holder or holders of record of such Shares at that time and date. The Shares and the certificates for the Shares so purchased shall be delivered to the Holder within a reasonable time, not exceeding ten (10) business days, after the rights represented by this Consulting Warrant shall have been so exercised.


      3. This Consulting Warrant must be executed immediately upon its transfer and if not so executed, shall lapse. Any such assignment shall be effected by the Holder by (i) executing the form of assignment at the end hereof and (ii) surrendering the Consulting Warrant for cancellation at the office or agency of the Company referred to in paragraph 2 hereof, accompanied by a certificate (signed by an officer of the Holder if the Holder is a corporation) stating that each transferee is a permitted transferee under this paragraph 3; whereupon the Company shall issue, in the name or names specified by the Holder (including the Holder), a new Consulting Warrant or Warrants of like tenor and representing in the aggregate rights to purchase the same number of Shares as are purchasable hereunder at such time.

      4. The Company covenants and agrees that all Shares which may be purchased hereunder will, upon issuance and delivery against payment therefor of the requisite purchase price, be duly and validly issued, fully paid and nonassessable. The Company further covenants and agrees that, during the periods within which the Consulting Warrant may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of its Common Stock to provide for the exercise of the Consulting Warrant.

      5. The Consulting Warrant shall not entitle the Holder to any voting rights or other rights, including without limitation notice of meetings of other actions or receipt of dividends, as a stockholder of the Company.

      6. (a) The Company shall advise the Holder or its permitted transferee, whether the Holder holds the Consulting Warrant or has exercised the Consulting Warrant and holds Shares, by written notice at least four weeks prior to the filing of any new registration statement thereto under the Act, or the filing of a notification on Form 1-A under the Act for a public offering of securities, covering any securities of the Company, for its own account or for the account of others, except for any registration statement filed on Form S-4 or S-8 (or other comparable form), and will, during the eighteen (18) month period from the date hereof, upon the request of the Holder, include in any such new registration statement (or notification as the case may be) such information as may be required to permit a public offering of, all or any of the Shares underlying the Consulting Warrant (the "Registrable Securities").

           (b) At such time that the Company is eligible to register securities by the use of Form S-3 ( or other comparable form) during the twenty four (24) month period beginning on the date hereof, a 50% Holder (as defined below) may request, on one occasion, that the Company register under the Act any and all of the Registrable Securities held by such 50% Holder. Upon the receipt of any such notice, the Company will promptly, but no later than four weeks after receipt of such notice, file a post-effective amendment to the current Registration Statement or a new registration statement pursuant to the Act, so that such designated Registrable Securities may be publicly sold under the Act as promptly as practicable thereafter and the Company will use reasonable efforts to cause such registration to become and remain effective (including the taking of such reasonable steps as are necessary to obtain the removal of any stop order) within 120 days after the receipt of such notice, provided, that such Holder shall furnish the Company with appropriate information in connection therewith as the Company may reasonably request in writing. The 50% Holder may, at its option, request the registration of any of the Shares underlying the Consulting Warrant in a registration statement made by the Company as contemplated by
Section 6(a) or in connection with a request made pursuant to this Section 6(b) prior to acquisition of the Shares issuable upon exercise of the Consulting Warrant. The 50% Holder may, at its option, request such post-effective amendment or new registration statement during the described period with respect to the Consulting Warrant, and such registration rights may be exercised by the 50% Holder prior to or subsequent to the exercise of the Consulting Warrant. Within ten days after receiving any such notice pursuant to this subsection (b) of paragraph 6, the Company shall give notice to any other Holders of the Consulting Warrant, advising that the Company is proceeding with such post-effective amendment or registration statement and offering to include therein the Shares underlying that part of the Consulting Warrant held by the other Holders, provided that they shall furnish the Company with such appropriate information (relating to the intentions of such Holders) in connection therewith as the Company shall reasonably request in writing. The Holder shall be responsible for the costs and expenses of such registration and shall bear the fees of their own counsel and any other advisors retained by them and any underwriting discounts or commissions applicable to any of the securities sold by them. The Company will use its best efforts to maintain such registration statement or post-effective amendment current under the Act for a period of at least 180 days from the effective date thereof. The Company shall supply prospectuses, and such other documents as the Holder(s) may reasonably request in order to facilitate the public sale or other disposition of the Registrable Securities, use its best efforts to register and qualify any of the Registrable Securities for sale in such states (i) as such Holder(s) designate and (ii) with respect to which the Company obtained a qualification in connection with its initial public offering and furnish indemnification in the manner provided in paragraph 7 hereof. Notwithstanding the foregoing set forth in this paragraph 6(b), the Company shall not be required to include in any registration statement any Registrable Securities which in the opinion of counsel to the Company (which opinion is reasonably acceptable to counsel to the Representative) would be saleable immediately without restriction under Rule 144 (or its successor) if the Consulting Warrant was exercised pursuant to paragraph 2(b) herein.

           (c) The term "50% Holder" as used in this paragraph 6 shall mean the Holder(s) of at least 50% of the Consulting Warrant and/or the Shares underlying the Consulting Warrant (considered in the aggregate).

      7. (a) Whenever pursuant to paragraph 6 a registration statement relating to any Shares issued upon exercise of the Consulting Warrant is filed under the Act, amended or supplemented, the Company will indemnify and hold harmless each Holder of the securities covered by such registration statement, amendment or supplement (such Holder being hereinafter called the "Distributing Holder"), and each person, if any, who controls (within the meaning of the Act) the Distributing Holder, and each underwriter (within the meaning of the Act) of such securities and each person, if any, who controls (within the meaning of the
Act) any such underwriter, against any losses, claims, damages or liabilities, joint or several, to which the Distributing Holder, any such controlling person or any such underwriter may become subject, under the Act or otherwise, insofar as such losses, claims, damages or liabilities, or actions in respect thereof, arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any such registration statement as declared effective or any final prospectus constituting a part thereof or any amendment or supplement thereto, or arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading and will reimburse the Distributing Holder or such controlling person or underwriter for any legal or other expense reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in said registration statement, said preliminary prospectus, said final prospectus or said amendment or supplement in reliance upon and in conformity with written information furnished by such Distributing Holder or any other Distributing Holder for use in the preparation thereof and provided further, that the indemnity agreement provided in this Section 7(a) with respect to any preliminary prospectus shall not inure to the benefit of any Distributing Holder, controlling person of such Distributing Holder, underwriter or controlling person of such underwriter from whom the person asserting any losses, claims, charges, liabilities or litigation based upon any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state therein a material fact, received such preliminary prospectus, if a copy of the prospectus in which such untrue statement or alleged untrue statement or omission or alleged omission was corrected has not been sent or given to such person within the time required by the Act and the Rules and Regulations thereunder.

           (b) The Distributing Holder will indemnify and hold harmless the Company, each of its directors, each of its officers who have signed said registration statement and such amendments and supplements thereto, and each person, if any, who controls the Company (within the meaning of the Act) against any losses, claims, damages or liabilities, joint or several, to which the Company or any such director, officer or controlling person may become subject, under the Act or otherwise, insofar as such losses, claims, damages or liabilities, or actions in respect thereof, arise out of or are based upon any untrue or alleged untrue statement of any material fact contained in said registration statement, said preliminary prospectus, said final prospectus, or said amendment or supplement, or arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in said registration statement, said preliminary prospectus, said final prospectus or said amendment or supplement in reliance upon and in conformity with written information furnished by such Distributing Holder for use in the preparation thereof; and will reimburse the Company or any such director, officer or controlling person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action.

           (c) Promptly after receipt by an indemnified party under this paragraph 7 of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party, give the indemnifying party notice of the commencement thereof, but the omission so to notify the indemnifying party will not relieve it from any liability which it may have to any indemnified party otherwise than under this paragraph 7.

           (d) In case any such action is brought against any indemnified party, and it notifies an indemnifying party of the commencement hereof, the indemnifying party will be entitled to participate in and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party will not be liable to such indemnified party under this paragraph 7 for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation.

      8. The Exercise Price in effect at the time and the number and kind of securities purchasable upon the exercise of the Warrant shall be subject to adjustment from time to time upon the happening of certain events as follows:

           (a) In case the Company shall (i) declare a dividend or make a distribution on its outstanding shares of Common Stock in shares of Common Stock (other than issuance of Common Stock pursuant to antidilution provisions set forth in the Registration Statement), (ii) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares, (iii) combine or reclassify its outstanding shares of Common Stock into a smaller number of shares, or (iv) enter into any transaction whereby the outstanding shares of Common Stock of the Company are at any time changed into or exchanged for a different number or kind of shares or other security of the Company or of another corporation through reorganization, merger, consolidation, liquidation or recapitalization, then appropriate adjustments in the number of Shares (or other securities for which such Shares have previously been exchanged or converted) subject to this Consulting Warrant shall be made and the Exercise Price in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivision, combination, reclassification, reorganization, merger, consolidation, liquidation or recapitalization shall be proportionately adjusted so that the Holder of this Consulting Warrant exercised after such date shall be entitled to receive the aggregate number and kind of shares of Common Stock which, if this Consulting Warrant had been exercised by such Holder immediately prior to such date, he would have been entitled to receive upon such dividend, distribution, subdivision, combination, reclassification, reorganization, merger, consolidation, liquidation or recapitalization. For example, if the Company declares a 2 for 1 stock distribution and the Exercise Price hereof immediately prior to such event was $12.00 per Share and the number of Shares issuable upon exercise of this Consulting Warrant was 340,000, the adjusted Exercise Price immediately after such event would be $6.00 per Share and the adjusted number of Shares issuable upon exercise of this Consulting Warrant would be 680,000. Such adjustment shall be made successively whenever any event listed above shall occur.

           (b) In case the Company shall fix a record date for the issuance of rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common Stock (or securities convertible into Common Stock) at a price (the "Subscription Price") (or having a conversion price per share) less than the Exercise Price on a per share basis (the "Per Share Exercise Price") on such record date, the Exercise Price shall be adjusted so that the same shall equal the price determined by multiplying the number of Shares by the Per Share Exercise Price in effect immediately prior to the date of issuance by a fraction, the numerator of which shall be the sum of the number of shares of Common Stock then outstanding on the record date mentioned below and the number of additional shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered (or the aggregate conversion price of the convertible securities so offered) would purchase at the Per Share Exercise Price in effect immediately prior to the date of such issuance, and the denominator of which shall be the sum of the number of shares of Common Stock outstanding on the record date mentioned below and the number of additional shares of Common Stock offered for subscription or purchase (or into which the convertible securities so offered are convertible). Such adjustment shall be made successively whenever such rights or warrants are issued and shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights or warrants; and to the extent that shares of Common Stock are not delivered (or securities convertible into Common Stock are not delivered) after the expiration of such rights or warrants the Exercise Price shall be readjusted to the Exercise Price which would then be in effect had the adjustments made upon the issuance of such rights or warrants been made upon the basis of delivery of only the number of shares of Common Stock (or securities convertible into Common Stock) actually delivered.

           (c) In case the Company shall hereafter distribute to all holders of its Common Stock evidences of its indebtedness or assets (excluding cash dividends or distributions and dividends or distributions referred to in Subsection (a) above) or subscription rights or warrants (excluding those referred to in Subsection (b) above), then in each such case the Exercise Price in effect thereafter shall be determined by multiplying the number of Shares by the Per Share Exercise Price in effect immediately prior thereto, multiplied by a fraction, the numerator of which shall be the total number of shares of Common Stock then outstanding multiplied by the current market price per share of Common Stock (as defined in Subsection (e) below), less the fair market value (as determined by the Company's Board of Directors) of said assets, or evidences of indebtedness so distributed or of such rights or warrants, and the denominator of which shall be the total number of shares of Common Stock outstanding multiplied by such current market price per share of Common Stock. Such adjustment shall be made whenever any such distribution is made and shall become effective immediately after the record date for the determination of stockholders entitled to receive such distribution.

           (d) Whenever the Exercise Price payable upon exercise of the Consulting Warrant is adjusted pursuant to Subsections (a), (b) or (c) above, the number of Shares purchasable upon exercise of this Consulting Warrant shall simultaneously be adjusted by multiplying the number of Shares issuable upon exercise of this Consulting Warrant by the Exercise Price in effect on the date hereof and dividing the product so obtained by the Exercise Price, as adjusted.

           (e) For the purpose of any computation under Subsection (c) above, the current market price per share of Common Stock at any date shall be deemed to be the average of the daily closing prices of the Common Stock for 30 consecutive business days before such date. The closing price for each day shall be the last sale price regular way or, in case no such reported sale takes place on such day, the average of the last reported bid and asked prices regular way, in either case on the principal national securities exchange on which the Common Stock is admitted to trading or listed, or, if not listed or admitted to trading on such exchange, the average of the highest reported bid and lowest reported asked prices as reported by NASDAQ, or other similar organization if NASDAQ is no longer reporting such information, or if not so available, the fair market price as determined by the Board of Directors as set forth in Section 2(b) herein.

           (f) No adjustment in the Exercise Price shall be required unless such adjustment would require an increase or decrease of at least five cents ($0.05) in such price; provided, however, that any adjustments which may by reason of this Subsection (f) are not required to be made shall be carried forward and taken into account in any subsequent adjustment required to be made hereunder. All calculations under this Section 8 shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be. Anything in this
Section 8 to the contrary notwithstanding, the Company shall be entitled, but shall not be required, to make such changes in the Exercise Price, in addition to those required by this Section 8, as it shall determine, in its sole discretion, to be advisable in order that any dividend or distribution in shares of Common Stock, or any subdivision, reclassification or combination of Common Stock, hereafter made by the Company shall not result in any Federal income tax liability to the holders of the Common Stock or securities convertible into Common Stock.

           (g) Whenever the Exercise Price is adjusted, as herein provided, the Company shall promptly cause a notice setting forth the adjusted Exercise Price and adjusted number of Shares issuable upon exercise of the Consulting Warrant to be mailed to the Holder, at its address set forth herein, and shall cause a certified copy thereof to be mailed to the Company's transfer agent, if any. The Company may retain a firm of independent certified public accountants selected by the Board of Directors (who may be the regular accountants employed by the Company) to make any computation required by this Section 8, and a certificate signed by such firm shall be conclusive evidence of the correctness of such adjustment.

           (h) In the event that at any time, as a result of an adjustment made pursuant to the provisions of this Section 8, the Holder of the Consulting Warrant thereafter shall become entitled to receive any shares of the Company other than Common Stock, thereafter the number of such other shares so receivable upon exercise of the Consulting Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in Subsections (a) to (f), inclusive, above.

      9. This Agreement shall be governed by and in accordance with the laws of the Commonwealth of Kentucky without regard to conflict of laws provision.

      IN WITNESS WHEREOF, THERMOVIEW INDUSTRIES, INC. has caused this Consulting Warrant to be signed by its duly authorized officers under its corporate seal, and this Consulting Warrant to be dated October 1, 2000.

                               THERMOVIEW INDUSTRIES, INC.


                               By:________________________________
                                    Rodney H. Thomas
                                    Chief Executive Officer

Attest:


------------------------------
Charles L. Smith
its President

                                  PURCHASE FORM

                  (To be signed only upon exercise of Warrant)


      The undersigned, the holder of the foregoing Consulting Warrant, hereby irrevocably elects to exercise the purchase rights represented by such Warrant for, and to purchase thereunder, _______________ Shares of Common Stock, $0.001 par value per share (the "Shares"), of THERMOVIEW INDUSTRIES, INC., payment of $_______ therefor, and requests that the certificates for the Shares issued in the name(s) of, and delivered to ________________________, whose address(es) is
(are):





Dated:  _______________, ____


                               By:________________________________

                               -----------------------------------

                               -----------------------------------
                                     Address

                                  TRANSFER FORM

                  (To be signed only upon transfer of Warrant)


      For value received, the undersigned hereby sells, assigns, and transfers unto ________ _____________________________ the right to purchase Shares represented by the foregoing Consulting Warrant to the extent of __________ Shares, and appoints ______________ _________ attorney to transfer such rights on the books of _____________________________, with full power of substitution in the premises.



Dated:  _______________, ____


                               By:________________________________

                               -----------------------------------

                               -----------------------------------
                                     Address



In the presence of:

                                     10.13

                       SERIES E PREFERRED STOCK AGREEMENT

      THIS SERIES E PREFERRED STOCK AGREEMENT is made and entered into as of September 30, 2000, by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") and RODNEY H. THOMAS ("Thomas").

                             PRELIMINARY STATEMENTS

     As of January 1, 1999, ThermoView acquired all of the outstanding shares of capital stock of Thomas Construction, Inc., a Missouri corporation, Castle Associates, Inc., a Missouri corporation and Showplace Home Improvements, Inc., a Missouri corporation, pursuant to a certain Stock Purchase Agreement (the "Stock Agreement"), dated December 22, 1998, between ThermoView and Thomas.

      Under the terms of the Stock Agreement, Thomas is entitled to receive post-closing earn-out payments (the "Earn-out Payments"), if earned, on December 31, 1999, December 31, 2000 and December 31, 2001. As of December 31, 1999, ThermoView owed Thomas cash payments of approximately $6,500,000.00 (the "Year One Earn-out Payment") under the terms of the Stock Agreement pursuant to the earn-out provision.

      ThermoView has paid $1,000,000.00 of the Year One Earn-out Payment in cash to Thomas. ThermoView further delivered to Thomas pursuant to Agreement dated April 14, 2000 1,113,500 shares of ThermoView 12% Cumulative Series D Preferred Stock with a stated value of $5.00 (the "D Preferred Stock") in lieu of the remainder of the Year One Earn-out Payment.

      ThermoView desires to replace 300,000 shares of the D Preferred Stock with 300,000 shares of newly created ThermoView 12% Cumulative Series E Preferred Stock (the "E Preferred Stock") Thomas desires to accept the E Preferred Stock in consideration of the remainder of the Year One Earn-out Payment. The terms and conditions of the E Preferred Stock are further described in the Certificate of Designation, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

      NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Stock Issuance. In exchange for the delivery and cancellation of certificates representing 300,000 shares of D Preferred Stock issued for any and all amounts due to Thomas by ThermoView pursuant to the Year One Earn-out Payment under the Stock Agreement, ThermoView hereby transfers to Thomas and Thomas hereby agrees to accept 300,000 shares of E Preferred Stock. The delivery of the Preferred Stock to Thomas shall occur with fifteen (15) business days of the execution of this Agreement.

2. Full Satisfaction. Thomas hereby acknowledges that his receipt of the $1,000,000 cash payment 813,500 shares of D Preferred Stock and 300,000 shares of E Preferred Stock is in full and complete satisfaction of the obligation owed to Thomas by ThermoView for the Year One Earn-out Payment.

3. No  Amendment or Termination.   Nothing  contained  in this  Agreement  shall
amend or terminate any obligations of ThermoView to make any and all other Earn-out Payments, if earned, under the terms of the Stock Agreement.

4. Thomas'  Representations  and   Warranties.   Thomas  hereby  represents  and
warrants to ThermoView as follows:

(a) Investment Intent. Thomas is acquiring the E Preferred Stock for his own account and not with a present view to or for distributing or reselling the Preferred Stock in violation of the Securities Act of 1933, as amended (the "Securities Act"). Thomas agrees that such shares of E Preferred Stock may not be sold, transferred, offered for sale, pledged, hypothecated or otherwise disposed of without registration under the Securities Act, except pursuant to an exemption available under the Securities Act. Thomas will not sell, offer to sell or solicit offers to buy any of the shares of E Preferred Stock in violation of the Securities Act or any securities act of any state. Thomas understands that the shares of E Preferred Stock have not been registered under federal or any state securities laws.

(b) Thomas' Status. Thomas is (i) an "accredited investor" as defined in Rule 501 of the Securities Act and (ii) has such knowledge, sophistication and experience in business and financial matters so as to be capable of evaluating the merits and risks of the prospective investment in the E Preferred Stock.

(c) Reliance. Thomas understands and acknowledges that (i) the E Preferred Stock is being offered and sold to Thomas without registration under the Securities Act in a private placement that is exempt from the registration provisions of the Securities Act under Section 4(2) of the Securities Act or Regulation D promulgated thereunder or other applicable federal and state securities laws and (ii) the availability of such exemptions depends in part on, and ThermoView will rely upon the accuracy and truthfulness of, the representations set forth in this Section 4 and Thomas consents to such reliance.

(d) Information. Thomas and his advisors, if any, have been furnished with all materials relating to the business, finances and operations of ThermoView and materials relating to the offer and sale of the E Preferred Stock, including the Certificate, which have been requested by Thomas or his advisors. Thomas and his advisors, if any, have been afforded the opportunity to ask questions of ThermoView. Thomas acknowledges receipt of the ThermoView prospectus dated December 2, 1999 (the "Prospectus") and that ThermoView will deliver a copy of its most recent Form 10-K filing with the Securities and Exchange Commission as soon as it becomes publicly available. Thomas understands that his investment in the Preferred Stock involves a significant degree of risk, some of which risks associated with the investment in the Preferred Stock are set forth in Exhibit B, attached hereto and incorporated herein by reference, and in the Prospectus.

5.    Miscellaneous.

(a) Entire Agreement. This Agreement embodies the entire agreement and understanding between the parties hereto with respect to the Year One Earn-out Payment and supersedes all prior oral or written agreements and understandings relating to the Year One Earn-out Payment. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Agreement shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Agreement.

(b) Modifications and Amendments. The terms and provisions of this Agreement may be modified or amended only by written agreement executed by all parties hereto.

(c) Benefit. This Agreement shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Agreement shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Agreement.

(d) Governing Law. This Agreement and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

(e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Agreement shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Agreement shall nevertheless remain in full force and effect.

(f) Headings and Captions. The headings and captions of the various subdivisions of this Agreement are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

(g) Counterparts. This Agreement may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, ThermoView has caused this Agreement to be executed by its duly authorized officer and Thomas has executed this Agreement all as of the date first above written.

                                    THERMOVIEW INDUSTRIES, INC.


                                    By:

                                    Title:

                                    RODNEY H. THOMAS

                                    EXHIBIT A


                           CERTIFICATE OF DESIGNATION


           CERTIFICATE OF THE VOTING POWERS, DESIGNATIONS, PREFERENCES
                 AND RELATIVE, PARTICIPATING, OPTIONAL OR OTHER
               SPECIAL RIGHTS, AND QUALIFICATIONS, LIMITATIONS OR
                RESTRICTIONS THEREOF, OF 12% SERIES E CUMULATIVE
                                 PREFERRED STOCK

                                       OF

                           THERMOVIEW INDUSTRIES, INC.


             Pursuant to Section 151 of the General Corporation Law
                            of the State of Delaware


      Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware (the "DGCL"), the Board of Directors of ThermoView Industries, Inc., a Delaware corporation (the "Company"), hereby unanimously consents to, adopts and ratifies the following resolution:

      RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Company by the provisions of Section 4.2 of Article IV of the Restated Certificate of Incorporation of the Company (the "Restated Certificate of Incorporation"), and Section 151(g) of the DGCL, such Board of Directors hereby creates, from the 5,000,000 authorized shares of Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company authorized to be issued pursuant to the Restated Certificate of Incorporation, a series of Preferred Stock, and hereby fixes by this certificate of designation (this "Certificate of Designation") the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of the shares of such series as follows:

           The series of Preferred Stock hereby established shall consist of 500,000 shares designated as "12% Cumulative Series E Preferred Stock" (hereinafter called the "Series E Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:


              12% CUMULATIVE SERIES E PREFERRED STOCK


      (1) Ranking. The Series E Preferred Stock will, with respect to payment of dividends and amounts upon liquidation, dissolution or winding up, rank (i) senior to the Common Stock of the Company, $.001 par value (the "Common Stock") and to shares of all other series of Preferred Stock issued by the Company the terms of which specifically provide that the capital stock of such series rank junior to such Series E Preferred Stock with respect to dividend rights or distributions upon dissolution of the Company ("Junior Stock"); (ii) on a parity with (a) all shares of the Company's 9.6% Cumulative Convertible Series C Preferred Stock, (b) all of the shares of the Company's 12% Cumulative Series D Preferred Stock, and (c) the shares of all capital stock issued by the Company whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof shall be different from those of the Series E Preferred Stock, if the holders of stock of such class or series shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority of one over the other as between the holders of such stock and the holders of shares of Series E Preferred Stock (collectively (a) and (b) being "Parity Stock"); and (iii) junior to all capital stock issued by the Company the terms of which specifically provide that the shares rank senior to the Series E Preferred Stock with respect to dividends and distributions upon dissolution of the Company ("Senior Stock").

      (2)  Dividends.

           (a) Holders of shares of Series E Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.60 per share of Series E Preferred Stock. Dividends on the Series E Preferred Stock will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing October 1, 2001 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends will accrue from the effective date of the earlier of: 1) the original issuance of the Series E Preferred Stock, or 2) the original issuance of ThermoView 12% Cumulative Series D Preferred Stock that is cancelled and replaced with Series E Preferred Stock. Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accumulations of dividends on shares of Series E Preferred Stock will not bear interest. Dividends payable on the Series E Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series E Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

           (b) Except as provided in the next sentence, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series E Preferred Stock for all prior dividend periods. If accrued dividends on the Series E Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series E Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series E Preferred Stock and such Parity Stock.

           (c) So long as the shares of the Series E Preferred Stock shall be outstanding, unless (i) full cumulative dividends shall have been paid or declared and set apart for payment on all outstanding shares of the Series E Preferred Stock and any Parity Stock, (ii) sufficient funds have been paid or set apart for the payment of the dividend for the current dividend period with respect to the Series E Preferred Stock and any Parity Stock and (iii) the Company is not in default or in arrears with respect to the mandatory or optional redemption or mandatory repurchase or other mandatory retirement of, or with respect to any sinking or other analogous fund for, the Series E Preferred Stock or any Parity Stock, the Company may not declare any dividends on any Junior Stock, or make any payment on account of, or set apart money for, the purchase, redemption or other retirement of, or for a sinking or other analogous fund for, any shares of Junior Stock or make any distribution in respect thereof, whether in cash or property or in obligations or stock of the Company, other than (x) Junior Stock which is neither convertible into, nor exchangeable or exercisable for, any securities of the Company other than Junior Stock, or
(y) Common Stock acquired in connection with the cashless exercise of options under employee incentive or benefit plans of the Company or any subsidiary or any other redemption or purchase or other acquisition of Common Stock made in the ordinary course of business, which has been approved by the Board of Directors of the Company, for the purpose of any employee incentive or benefit plan of the Company. The limitations in this paragraph do not restrict the Company's ability to take the actions in this paragraph with respect to any Parity Stock. As used in this subparagraph (c), the term "dividend" with respect to Junior Stock does not include dividends payable solely in shares of Junior Stock on Junior Stock, or in options, warrants or rights to holders of Junior Stock to subscribe for or purchase any Junior Stock.

      (3)  Optional Redemption.

           (a) The shares of Series E Preferred Stock will be redeemable at the option of the Company in whole or in part, for cash or for such number of shares of Common Stock as equals the Liquidation Preference (defined hereinafter in paragraph (4)) of the Series E Preferred Stock to be redeemed (without regard to accumulated and unpaid dividends) as of the opening of business on the date set for such redemption. In order to exercise its redemption option, the Company must notify the holders of record of its Series E Preferred Stock in writing (the "Conditions Satisfaction Notice") prior to the opening of business on the second trading day after the conditions of redemption have, from time to time, been satisfied.

           (b) Notice of redemption (the "Redemption Notice") will be given by mail to the holders of the Series E Preferred Stock not less than 30 nor more than 60 days prior to the date selected by the Company to redeem the Series E Preferred Stock. The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed. The Company's right to exercise its redemption option will not be affected by changes in the closing price of the Common Stock following such 30-day period. If fewer than all of the shares of Series E Preferred Stock are to be redeemed, the shares to be redeemed shall be selected by lot or pro rata or in some other equitable manner determined by the Board of Directors of the Company; provided, however, that the Company shall not be required to effect the redemption in any manner that results in additional fractional shares being outstanding.


           (c) On the redemption date, the Company must pay, in cash, on each share of Series E Preferred Stock to be redeemed any accumulated and unpaid dividends through the redemption date. In the case of a redemption date falling after a dividend payment record date and prior to the related payment date, the holders of the Series E Preferred Stock at the close of business on such record date will be entitled to receive the dividend payable on such shares on the corresponding dividend payment date, notwithstanding the redemption of such shares following such dividend payment record date. Except as provided for in the preceding sentence, no payment or allowance will be made for accumulated and unpaid dividends on any shares of Series E Preferred Stock called for redemption or on the shares of Common Stock issuable upon such redemption.

           (d) On and after the date fixed for redemption, provided that the Company has made available at the office of its registrar and transfer agent a sufficient number of shares of Common Stock and an amount of cash to effect the redemption, dividends will cease to accrue on the Series E Preferred Stock called for redemption (except that, in the case of a redemption date after a dividend payment record date and prior to the related dividend payment date, holders of Series E Preferred Stock on the dividend payment record date will be entitled on such dividend payment date to receive the dividend payable on such shares), such shares shall be cancelled and shall no longer be deemed to be outstanding and all rights of the holders of such shares of Series E Preferred Stock shall cease except the right to receive the shares of Common Stock upon such redemption and any cash payable upon such redemption, without interest from the date of such redemption. Such cancelled shares shall be restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, and may thereafter be issued but not as shares of Series E Preferred Stock. At the close of business on the redemption date upon surrender in accordance with such notice of the certificates representing any such shares (properly endorsed or assigned for transfer, if the Board of Directors of the Company shall so require and the notice shall so state), each holder of Series E Preferred Stock (unless the Company defaults in the delivery of the shares of Common Stock or cash) will be, without any further action, deemed a holder of the number of shares of Common Stock for which such Series E Preferred Stock is redeemable.

           (e) Fractional shares of Common Stock are not to be issued upon redemption of the Series E Preferred Stock, but, in lieu thereof, the Company will pay a cash adjustment based on the current market price of the Common Stock on the day prior to the redemption date. If fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares of Series E Preferred Stock without cost to the holder thereof.

           (f) Any shares or cash set aside by the Company pursuant to subparagraph (e) and unclaimed at the end of three years from the date fixed for redemption shall revert to the Company.

           (g) Subject to applicable law and the limitation on purchases when dividends on the Series E Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series E Preferred Stock by tender or by private agreement.

           (3A.)Mandatory Redemption

           (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available therefor, twenty percent (20%) of all shares of Series E Preferred Stock and Parity Stock, on an annual basis commencing October 1, 2001, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

           (b) In the event of a redemption on only a portion of the then outstanding shares of Series E Preferred Stock, the Company will effect the redemption pro rata according to the number of shares held by each holder of Parity Stock,

           (c ) At least ten (10) days and not more than thirty (30) days prior to the date fixed for any redemption under this subsection of the Series E Preferred Stock or Parity Stock, written notice (the "Redemption Notice") will be mailed, postage prepaid, to each holder of record of the Series E Preferred Stock and Parity Stock at his or her post office address last shown on the records of the Company. The Redemption Notice will state:

      (1) whether all or less than all the outstanding shares of Series E Preferred Stock and Parity Stock are to be redeemed and the total number of shares of Series E Preferred Stock and Parity Stock being redeemed;

      (2) the number of shares of Series E Preferred Stock and Parity Stock held by the holder that the Company intends to redeem;

      (3)  the Redemption Date and the Redemption Price; and

      (4) that the holder is to surrender to the Company, in the manner and at the place designated, his or her certificate or certificates representing the shares of Series E Preferred Stock and Parity Stock to be redeemed.

The Redemption Notice shall be deemed to have been given when deposited in the United States mail, first-class mail, postage prepaid, whether or not such notice is actually received. Any failure to mail the notice provided or any defect in notice or in the mailing of notice will not affect the validity of the proceedings for the redemption of any shares to be so redeemed.

           (d) On or before the date fixed for redemption, each holder of Series E Preferred Stock and Parity Stock will surrender the certificate or certificates representing the shares of Series E Preferred Stock and Parity Stock to the Company, in the manner and at the place designated in the Redemption Notice, and the Redemption Price for the shares will be payable in cash on the Redemption Date to the person whose name appears on the certificate or certificates as the owner, and each surrendered certificate will be cancelled and retired. In the event that less than all of the shares represented by any certificate are redeemed, a new certificate will be issued representing the unredeemed shares.

(e) Unless the Company fails to pay in full the Redemption Price, dividends on the Series E Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series E Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series E Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series E Preferred Stock and Parity Stock above sixteen percent (16%) per annum.

           (f) Subject to applicable law and the limitation on purchases when dividends on the Series E Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series E Preferred Stock by tender or by private agreement.

      (4)  Liquidation Preference.

           (a) The holders of shares of Series E Preferred Stock will be entitled to receive in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, $5.00 per share of Series E Preferred Stock (the "Liquidation Preference"), plus an amount per share of Series E Preferred Stock equal to all dividends (whether or not earned or declared) accumulated and unpaid thereon to the date of final distribution to such holders, and no more. If, upon any liquidation, dissolution or winding up of the Company, the assets of the Company, or proceeds thereof, distributable among the holders of the Series E Preferred Stock are insufficient to pay in full the liquidation preference with respect to the Series E Preferred Stock and any other Parity Stock, then such assets, or the proceeds thereof, will be distributed among the holders of Series E Preferred Stock and any such Parity Stock ratably in accordance with the respective amounts which would be payable on such Series E Preferred Stock and any such Parity Stock if all amounts payable thereon were paid in full.

           (b) Neither a consolidation or merger of the Company with or into another corporation, nor a sale, lease or transfer of all or substantially all of the Company's assets will be considered a liquidation, dissolution or winding up, voluntary or involuntary, of the Company.

     (5) Voting Rights. Except as may be required by applicable law from time to time, the holders of shares of Series E Preferred Stock will have no voting rights.

     (6) Sinking Fund. The Series E Preferred Stock shall not be entitled to any sinking fund.

      WITNESS THE SIGNATURE of the undersigned who is the President and Chief Operating Officer of ThermoView Industries, Inc. as of this ___ day of September, 2000.



                               ------------------------------
                               Charles L. Smith

                                    EXHIBIT B

                                  RISK FACTORS

      Prior to making an investment decision, a prospective purchaser of the 12% Cumulative Series E Preferred Stock offered hereby should evaluate the following risk factors including those in the ThermoView Prospectus, dated December 2, 1999.

Series E Preferred Stock

      There can be no assurance that ThermoView's continuing losses or consolidated earnings, if ever, in the future will be sufficient to cover its combined fixed charges and dividends on (i) the 12% Series E Cumulative Preferred Stock alone, or (ii) its 9.6% Series C Convertible Preferred Stock and the Series D Preferred Stock.

Absence of Trading Market for Series E Preferred Stock

      There is no public market for the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock and ThermoView does not anticipate that any public market will develop in the future. However, the Series C Preferred Stock is convertible into Common Stock at a conversion price, subject to adjustment in certain circumstances of $15.00 per share of Common Stock (initially equivalent to a conversion rate of 66 2/3 shares of stock per share of Series C Preferred Stock). The Series D and Series E Preferred Stock has no such conversion feature. The ThermoView Common Stock trades on the American Stock Exchange, so a public market does exist for the Common Stock. Without the ability to convert the Series E Preferred Stock into Common Stock or have a market available to sell the Series E Preferred Stock, the holders of the Series E Preferred Stock may not be able to liquidate their investment at any time.

Restriction of Payment of Cash Dividends on Series D and Series E
Preferred Stock

      Pursuant to ThermoView's current line of credit with its principal secured lender and documentation related to financings with other parties, it may not pay dividends on its Common Stock until all obligations thereunder have been paid in full and on the Series D and Series E Preferred Stock until satisfaction of all covenants under the line of credit and other financings. ThermoView cannot provide any assurance that it will be able to satisfy these covenants so as to pay quarterly the dividends due on the Series E Preferred Stock. Considering that ThermoView has in the past received waivers from its lenders for non-compliance with its covenants, a history exists that non-compliance with its loan or other covenants may occur in the future. Accordingly, it is possible that ThermoView may not be able to pay any dividends due on its Series E Preferred Stock.

Litigation

      On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Pro Futures Bridge Capital Fund, L.P. filed an action titled Pro Futures Bridge Capital Fund, L.P. v. ThermoView Industries, Inc., et al., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with (i) the mandatory conversion of the ThermoView 10% Series A Convertible Preferred Stock, held by the two funds, into ThermoView Common Stock upon completion of the ThermoView public offering in December 1999, and (ii) purchases by the two funds of ThermoView Common Stock from ThermoView stockholders. The funds are seeking (a) rescission of their purchases of the Series A Preferred Stock in the amount of $3,250,000 plus interest and (b) unspecified damages in connection with their purchases of the ThermoView Common Stock. Although ThermoView believes that the claims are without merit and intends to vigorously defend the suit, an adverse outcome in this action could have a material adverse effect on the financial position or results of operations of ThermoView.