Form 10-K405
period 2000-12-31
THERMOVIEW INDUSTRIES INC
filed 2001-04-02
CIK 1083753

- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                   FORM 10-K
                                  ------------

             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

               Registrant's telephone number, including area code:
                                 (502) 968-2020

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Based upon the March 27, 2001 American Stock Exchange closing price of $.60 per share, the aggregate market value of the Registrant's outstanding common stock, $.001 par value, held by non-affiliates was approximately $3.6 million.

      As of March 27, 2001, 7,726,461 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings, and bathroom and kitchen remodeling products, as well as residential roofing.

      In April 1998, we acquired Thermo-Tilt Window Company, which was established in 1987. Since that time, we have acquired 12 retail and manufacturing businesses which have been in operation an average of approximately 11 years. During 2000, we closed two manufacturing businesses and one retail business. At December 31, 2000, we had over 900 full-time employees and had facilities in 13 states, primarily in the Midwest and southern California. For calendar 1999, we generated consolidated revenues of approximately $108 million and for calendar 2000, we generated consolidated revenues of approximately $98 million.

      Our initial business plan focused on an aggressive acquisition program to build a vertically integrated company in the vinyl window business. We intended to aggressively develop in the manufacturing, retail, and finance segments. We have modified our business plan to become more horizontally integrated. Our new plan involves greater emphasis on the retail segment, less emphasis on the manufacturing segment and elimination of the finance segment. Our new plan relies on introducing new or enhanced products, and expanding the market areas of our existing retail subsidiaries.

      Our custom vinyl replacement windows are manufactured by a combination of internal and external manufacturers. Both are capable of supplying quality windows on a timely basis at competitive prices. The merger, expansion and plant relocation of two of our acquired manufacturers (Precision Window Mfg., Inc. and TD Windows, Inc.) during late 1999 and early 2000 was unsuccessful, resulting in the closure of these businesses. With hindsight, this lack of success was primarily due to a substantial and unforeseen turnover of the labor force resulting from relocating the manufacturing plant. Although we relocated the new manufacturing facility only several miles from the old facility in St. Louis, Missouri, substantial turnover occurred in the work force leading to our inability to deliver quality windows to our retail companies on a timely basis. We were unable to overcome the ensuing operating losses and significant unfavorable cash drains resulting from the mounting delivery and quality problems, and decided mid-year 2000 to close these manufacturing businesses. We are confident that, in the future, we can manage the shift to either more internal or more external manufacturing more effectively and successfully to achieve the timely delivery of quality windows to our retail companies at competitive prices.

      American Home Developers, one of our southern California retail acquisitions, incurred losses and had negative cash flow in the first six months of 2000. Since this subsidiary sold to a different customer base and the development of its product mix was moving contrary to the diversified home improvement product mix of our other southern California locations, management concluded in June 2000 that closing this unprofitable operation and abandoning its underlying business was a better alternative than trying to merge the subsidiary with our other businesses.

      We scheduled our 1999 initial public offering for mid-1999, but circumstances caused its delay several times. Delays translated into a reduction of our offering because of escalating year 2000 concerns as markets approached year-end 1999. These reductions caused us to have substantially less capital than expected. This reduction in available capital and subsequent losses in our operations forced two notable changes in our business strategy:

      1. Elimination of the finance segment since financing of customers' purchases requires considerable capital.

      2. Suspension of acquisition activity since such activity requires considerable capital.

      With suspension of acquisition activity, we shifted our growth focus to the retail segment and the introduction of new or enhanced products and product lines in addition to the development of new advertising and marketing programs that foster cross-selling of product lines to our existing customer bases.

THE REPLACEMENT WINDOW INDUSTRY

      Sales of replacement windows have experienced substantial growth in recent years. Three basic categories of windows comprise the replacement window market: vinyl, wood and aluminum. We believe that vinyl windows require less maintenance and are more durable than either wood or aluminum windows and they provide greater energy efficiency than aluminum windows.
Since prices for vinyl windows have become more competitive with wood window prices and the durability and energy efficiency of vinyl windows have improved, the demand for vinyl windows significantly increased from 1993 through 1998. Today, vinyl windows are the most popular replacement window. We believe that factors driving demand in the replacement window industry include:

      o     the aging existing housing stock;

      o     job and wage growth;

      o     consumer confidence levels;

      o     consumer credit conditions;

      o     interest rates;

      o     demographic trends;

      o     population migration between urban and suburban areas; and

      o     demand for maintenance free products.

GROWTH STRATEGY

      Our goal is to become a leader in the home improvement and replacement window industry by building a nationwide network of sales and installation subsidiaries principally through internal growth.

INTEGRATION STRATEGY

      We believe that we can increase our growth through expansion of the markets of our current and acquired subsidiaries. We believe that our brand recognition and integrated management enhances the capability of our subsidiaries to further expand regional market share. In 2000, we changed the focus of our expansion strategy to growth of our current subsidiaries during the near future rather than expanding predominantly through acquisitions. Because of the unavailability of capital for acquisitions, we have suspended our pursuit of acquisitions.

MERCHANDISING

      REPLACEMENT WINDOWS. We offer four lines of custom-made replacement vinyl windows. Each of our lines consists of a broad range of window options including awning, bay, bow, double hung, garden and slider replacement windows. We offer the Barricade, Thermal Line, Thermal Industries and Great Lakes lines of windows tailored to fit the various remodeling and financial needs of our customers.

      BARRICADE WINDOW. This line consists of our most expensive window products. We design and Winchester Industries, Inc., in Saltsburg, Pennsylvania, manufactures this line of replacement windows for energy performance, strength, security and low maintenance. The windows offer welded vinyl frames reinforced with aluminum in both their main frame and sash for added strength, and with one inch triple insulated glass with low-emissivity, Low-E coatings to reduce heat radiation through the glass and double steel cam locks for security. Our Primax and Rolox subsidiaries utilize the Barricade window.

      THERMAL LINE WINDOW. Thermal Line is our sole manufacturing subsidiary located in Mandan, North Dakota. We design and Thermal Line manufactures this line for high performance at affordable cost. A component of this line of replacement windows is complast, a vinyl substitute, which increases strength without the cost of aluminum reinforcement. The use of complast also permits the use of dark colors in extreme heat. This line of replacement windows contains double insulated glass and Low-E coatings. Approximately 12% of Thermal Line's sales are to Leingang, another ThermoView subsidiary, with the balance sold to external customers. Thermal Line does not sell windows to other ThermoView subsidiaries.

      THERMAL INDUSTRIES WINDOW. Thermo-Shield Co., Inc., utilizes Thermal Industries as their primary window supplier. Thermal Industries is headquartered in Pittsburgh, Pennsylvania, and is not one of our affiliates. The most requested product by Thermo-Shield customers is their "exclusive solution" double hung window. The double hung line of vinyl windows are available in a variety of styles and options for every budget. Features such as insulting sashes and frames provide extra warmth in critical points where windows need it most. High performance glass packages, designed specifically for each customer's climate, can provide increased R-value, reduce sound transmission and enhance security. In addition, these windows are "energy star" compliant, which means year-round energy savings. All of these benefits strive to make the homes we serve more comfortable.

      GREAT LAKES WINDOW. Great Lakes, a subsidiary of Nortek, which is a large building material conglomerate, is one of the world's largest producers of custom-made replacement windows. Great Lakes, located in Toledo, Ohio, manufactures a diverse line of replacement products including bay windows, bow windows, garden windows and extra heavy duty patio doors with special enhanced insulating features available. Great Lakes is noted for its innovative approach to product development. Thomas Construction and ThermoView of California design, sell and install Great Lakes' top of the line UNIFRAME product line.

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

      CUSTOM DESIGN. We custom design windows in varying dimensions through the Thermal Line manufacturing subsidiary for Leingang and through unrelated third-party manufacturers for the balance of the retail subsidiaries. This process involves the retro-fitting of existing homes with custom-made, energy efficient, vinyl-clad windows.

      INSTALLATION SERVICE. Some of our subsidiaries use only their employees for installation of our replacement windows. Others subcontract with crews that work exclusively for us. Generally, we complete installation within the same or the second day of commencing installation.

      LOW MAINTENANCE PRODUCT. Our windows require little or no external maintenance due to the vinyl materials used. The tilt-in feature of our windows eases their cleaning.

      COMPETITIVE PRICING. We believe that, with increased sales volume, we can reduce purchased product costs through purchasing and distribution channels that will benefit the customer and create a competitor advantage over the small, fragmented competition.

      REPLACEMENT DOORS. We offer custom-made insulated steel doors with wood-grain embossed finishes in 36 styles and sliding glass doors in six variations.

      o The steel doors range in price from $750 to $3,000 per door as installed depending upon the styles, hardware and art-glass options and wood grain finishings chosen.

      o The sliding glass doors range in price from $1,200 to $2,000 per door as installed.

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

      VINYL SIDING. We offer vinyl siding in several colors and styles. Our customers will generally spend in the range of $2,800 to $10,000 as installed depending upon the size of the residence. The average time for installation is seven days and generally the vinyl siding is maintenance free.

      CABINET REFACINGS. We offer kitchen cabinet refacings in a number of designs which range in cost from $3,000 to $10,000 per kitchen as installed and generally take one day to complete.

      KITCHEN AND BATHROOM REMODELING. We offer kitchen and bathroom remodeling through four of our subsidiaries. We estimate the cost for kitchen remodeling to range from $3,000 to $20,000. Generally, remodeling takes one week to complete. We charge our customers for bathroom remodeling from $3,000 to $8,000 per residence as installed.

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

      RETAIL BUSINESSES. ThermoView's retail segment consists of the following businesses:

      THOMAS CONSTRUCTION, INC. Thomas Construction, Inc., founded in 1981 and headquartered in Earth City, Missouri, designs, sells and installs replacement and new construction windows, siding, patio enclosures, kitchen and bathroom remodeling, roofing and various other home improvement products in Illinois and Missouri. Thomas had 235 employees as of December 31, 2000. Rodney H. Thomas, a former principal of Thomas and related companies for 29 years, manages its operations.

      THERMOVIEW OF CALIFORNIA, INC. (formerly Five Star Builders now combined with American Home Remodeling, Inc.) ThermoView of California, Inc., founded in 1992 and headquartered in San Diego, California, designs, sells and installs replacement and new construction windows, siding, patio enclosures, kitchen and bathroom remodeling, roofing and various other home improvement products in California. ThermoView of California had 189 employees as of December 31, 2000. Ed LoCicero and Robert E. Graham replaced former management in January 2001.

      PRIMAX WINDOW CO. Primax Window Co., founded in 1981 and headquartered in Louisville, Kentucky, sells and installs vinyl replacement windows and doors as well as bathroom remodeling in Indiana, Kentucky and Ohio. George Jenkins, a former principal of Primax, manages its operations. We merged the operations of Thermo-Tilt Window Company in Owensboro, Kentucky, into the Primax business in 2000. ThermoView of Missouri, Inc. (formerly NuView) with continuing operations in Decatur Illinois, and St. Louis, Missouri (Bath Fitter product line only) is being integrated into Primax commencing February, 2001. Primax, including the integrated businesses, had 191 employees as of December 31, 2000.

      THE THERMO-SHIELD COMPANIES. The Thermo-Shield Companies, comprised of three remaining corporations, founded in 1984 and headquartered in Wheeling, Illinois, sell, furnish and install replacement windows and siding and also conducts cabinet refacing in Illinois, Wisconsin and Indiana. Operations in Michigan and Arizona were closed in 2000 and early 2001. The Thermo-Shield Companies' sales personnel operate from sales displays located within national retail home improvement stores such as Sam's Club, Wal-Mart, Lowe's, and K-Mart as well as general sales leads from telemarketing. The Thermo-Shield Companies had 83 employees as of December 31, 2000. Joel S. Kron, a former principal of Thermo-Shield for 15 years, manages its operations.

      THE ROLOX COMPANIES. The Rolox Companies, founded in 1973 and headquartered in Kansas City, Kansas, sell and install vinyl replacement windows, steel doors and storm siding in Arkansas, Iowa, Kansas, Missouri,

Nebraska and Oklahoma. Rolox had 89 employees as of December 31, 2000. Robert L. Cox II, a former principal of Rolox for 17 years, manages its operations.

      LEINGANG SIDING AND WINDOW, INC. Leingang Siding and Window, Inc., founded in 1991 and headquartered in Mandan, North Dakota, sells and installs replacement and new construction windows and doors, vinyl siding, kitchen and bathroom remodeling, roofing and other home improvement products in North Dakota and South Dakota. Leingang had 73 employees as of December 31, 2000. Alvin W. Leingang, a former principal of Leingang and related companies for 24 years, manages its operations. Mr. Leingang also manages the operations of Thermal Line Windows, Inc., another of our subsidiaries.

MANUFACTURING

      Initially, our goal was to vertically integrate our replacement window sales, installation and manufacturing functions. In 2000, we decided to close two of our three acquired manufacturers because of operating losses. We decided to rely more heavily on unrelated third-party manufacturing with a significant reduction in our own manufacturing. Consequently, we offer four lines of custom-made replacement vinyl windows. Our Thermal Line Windows plant in North Dakota manufactures one line, and the other three lines are manufactured by unaffiliated third parties: Winchester Industries, Inc., located in Saltsburg, Pennsylvania, Great Lakes Window, Inc., located in Toledo, Ohio, and Thermal Industries Window located in Pittsburgh, Pennsylvania.

      LOW-TECH MANUFACTURING PROCESS. The process of manufacturing custom replacement windows consists of measuring, cutting and assembling glass and extruded vinyl "lineal" components to create windows that match customer specifications. For those windows that we continue to manufacture in our own facility, we have invested in sophisticated machinery to create an assembly line environment designed to further automate the production process. A summary of the assembly of a vinyl replacement window is as follows:

      o we receive orders from customers and enter the desired dimensions of the windows into a computer;

      o through the use of a proprietary computer program, we map the dimensions of multiple windows onto a large sheet of glass in the configuration that will maximize the number of windows to be cut from each sheet, thereby minimizing waste;

      o once the glass is cut, we wash it and coat the edges with an insulating material that will separate the two or three layers of glass panes and create the desired air-tight seal around the window;

      o while cutting the glass, another procedure measures and cuts vinyl "lineals" according to the specifications of the window types and dimensions required by the order;

      o the cut and processed lineals then move to a welding area, where we weld the four sides together and complete any final fabricating attachments;

      o we then send the completed sash to the glass insertion area, where we insert the window panes into the proper sash units; and

      o all of the major components of the window arrive at the final assembly area concurrently to produce the finished product.

      Because we assemble our windows on a made-to-order basis utilizing a just-in-time inventory system, we do not maintain a large finished goods inventory at our manufacturing plant. We typically deliver finished products to our customers. Service personnel complete the installation and servicing of the product at the customer's home. Integration of our sales, shipping, installation and service operations enables us to provide a complete window or door installation service for customers. The average time between the execution of a customer sales contract and completion of installation is approximately 4 to 6 weeks.

      SUPPLIERS. Thermal Line Windows, our manufacturing subsidiary, has a license with Complast, Inc. to manufacture and distribute windows in an eleven-state territory. Effective January 2001, the license automatically renews for one-year periods unless terminated by either party. The license is currently effective until January 2002. As of December 31, 2000, vinyl accounted for approximately 30%-40% of our window material costs and constitutes the largest portion of our raw materials costs. We primarily purchase glass from Libbey-Owens Ford and Cardinal Glass. Glass constitutes approximately 10%-15% of our window content.

      With the increased emphasis on unrelated third-party manufacturing, our reliance upon Complast, in addition to other suppliers, may lessen depending upon the suppliers of the unrelated third-party manufacturers. Additionally, unrelated third-party vendors have manufactured our products other than replacement windows since our inception. We have relied on one or two third party vendors for the manufacture of each of our products to provide us with manufacturing consistency and volume discounts.

      MANUFACTURING BUSINESSES. ThermoView's sole manufacturing subsidiary is Thermal Line Windows, Inc.

      Thermal Line Windows, Inc., formerly Thermal Line Windows, L.L.P., founded in 1996 and headquartered in Mandan, North Dakota, manufactures Complast replacement and new construction windows and doors for residential and commercial use for sale to retailers in Colorado, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Wisconsin and Wyoming. Thermal Line Windows, Inc. had 59 employees as of December 31, 2000. Alvin W. Leingang, a former principal of Thermal Line Windows and related companies for 24 years, manages its operations. Approximately 12% of Thermal Line's sales are to Leingang with the balance being to external customers.

SALES AND MARKETING

      Each one of our subsidiaries has its own sales staff. We pay members of our sales staff on a commission basis and on the profitability of the subsidiary for which they work.

      Each subsidiary maintains its own advertising staff. We have created an advertising committee comprised of three subsidiary managers headed by Rod Thomas whose goal is to have this committee implement marketing programs and assist in undertaking new methods of advertising and marketing. We currently market our products through several media, including:

      o     various customer referral programs;

      o     telemarketing;

      o     direct mail solicitation;

      o     kiosk and discount store promotions;

      o     television and newspaper advertising;

      o     product sweepstakes;

      o     public displays; and

      o     door-to-door solicitation.

      Our marketing approach varies from subsidiary to subsidiary and also varies based upon the target area.

      ADVERTISING. For each retail subsidiary, our goal is to allot approximately 4% of the subsidiary's sales budget for advertising expenses. We generally give the individual subsidiary discretion as to the most effective form of advertising for its geographic market.

      We utilize a number of methods to create opportunities for direct contact with potential customers, including renting space at local fairs and maintaining kiosks at regional shopping malls. We employ infomercials as another form of our advertising. In general, we believe that infomercials generate fewer customer inquiries than direct solicitation, but have a much greater probability of generating a sale. In addition to direct solicitation and infomercials, we also use various other forms of advertising, including television commercials, product sweepstakes, direct mailings, newspaper inserts and other printed media.

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

      Historically, the results have fluctuated on a seasonal basis. ThermoView has experienced lower levels of sales and profitability during the period from mid-November to mid-March, impacting the first and fourth quarters of each year. Inclement weather conditions in the winter and spring months in our markets located in the north central United States, which limit the Company's ability to install exterior home improvement products, reduces demand for windows, doors, vinyl siding and related products. Obviously, the unusually severe winter of 2000-2001 has adversely affected the Company's sales volume and hence profitability due to the reduced access to homes required to install product that had been sold.

CUSTOMER PAYMENT

      As of December 31, 2000, for approximately 50% of our sales, customers pay in cash upon completion of installation of our products. For the remaining 50% of sales, customers pay for the products under installment or conditional sales contracts. In these sales, a customer contracts to pay the retail sales price, plus a finance charge, in equal installments over a predetermined period of time. A security interest or chattel mortgage collateralizes the purchased goods. We currently assign all of these contracts to unaffiliated local and national financial institutions, in return for the cash sales price of the products involved, upon execution of a certificate of completion by a customer after completion of installation.

      We formed Key Home Credit in February 1998 to provide a source of financing for the purchasers of ThermoView products and services through home equity and installment loans and credit card financing. Key Home Credit began financing customer sales in August 1998 and was headquartered in Owensboro, Kentucky. Key Home Credit had licenses to lend in Illinois, Indiana, Kentucky, Missouri, North Dakota, and South Dakota. Because of the absence of access to cost effective capital to grow Key Home Credit, we closed this subsidiary in 2000.

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

EMPLOYEES

      As of December 31, 2000, we had in excess of 900 full-time employees. With the exception of employees of Thermal Line Windows, none of our employees are subject to a collective bargaining agreement. The employees at Thermal Line are members of the United Steel Workers of America. The three-year contract with the employees of Thermal Line Windows expired on February 1, 2001. A new three-year contract has been agreed upon and approved with a term ending February 1, 2004. We have never experienced a work stoppage, and we consider our relations with our employees to be satisfactory.

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

                           FORWARD-LOOKING STATEMENTS

      Some of the statements under "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve risks and uncertainties about ThermoView and its business, including, among other things:

      o the successful implementation of our business plan and growth including access to adequate capital;

      o     our ability to successfully integrate our past acquisitions; and

      o anticipated economic and demographic trends affecting the replacement window industry generally, and our business in particular.

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

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

WE MAY NOT PAY CASH DIVIDENDS ON THE COMMON STOCK IN THE FORESEEABLE FUTURE

      Our debt documents preclude us from paying dividends on our common stock. Additionally, the terms of our Series D and Series E preferred stock prevent us from paying dividends on our common stock as long as the Series D and Series E preferred stock is outstanding. We anticipate using future earnings for our operations. Accordingly, it is unlikely that we will pay dividends on the common stock in the foreseeable future.

FUTURE DILUTION MAY OCCUR FROM EXERCISE OF OPTIONS AND WARRANTS

      Future dilution may occur from option and warrant exercises. Currently, we have options and warrants to purchase in the aggregate 5,694,979 shares of our common stock. Many of these options and warrants contain an exercise price below the current market price for the common stock. Additionally, many of these options and warrants contain registration rights.

RISKS RELATED TO OUR OPERATIONS

OUR LOSSES MAY RESULT IN THE BANKRUPTCY OF THERMOVIEW AND THE COMPLETE LOSS IN THE VALUE OF OUR COMMON STOCK

      We incurred a net loss attributable to common stockholders of approximately $15.7 million for the year ended December 31, 1998, which included non-cash stock-based compensation expense of approximately $4.2 million net of tax and an additional non-cash preferred stock dividend of approximately $9.5 million related to a beneficial conversion feature. We incurred a net loss attributable to common stockholders of approximately $6.2 million for the year ended December 31, 1999, which included non-cash preferred stock dividends of approximately $2.5 million. We incurred a net loss attributable to common stockholders of approximately $18.3 million for the year ended December 31, 2000, which included unusual charges of $11.2 million offset by a $5.8 million benefit from converting our Series C preferred stock to a warrant and a $1.1 million benefit related to a redemption of our Series D preferred stock. As of December 31, 1999, we had an accumulated deficit of approximately $8.1 million and as of December 31, 2000, we had an accumulated deficit of approximately $31.4 million.

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

      As a result of our acquisitions, goodwill accounted for 84.5% of our total consolidated assets at December 31, 2000. At December 31, 2000, our goodwill was approximately $60.6 million, which exceeded our stockholders' equity of approximately $32.7 million. Goodwill represents the excess of the aggregate purchase price paid for the acquisition of companies accounted for as purchases over the fair value of the net tangible assets of the acquired companies. Goodwill reduces earnings now and in the future as we amortize it over a 25-year period on a straight-line basis. In later years, our earnings, if any, would be reduced if our management then determined that any of the remaining balance of goodwill was impaired caused by insufficient expected future cash flows to recover the carrying value of the goodwill.

CASH AND NON-CASH DIVIDENDS AND INTEREST RELATED TO FINANCINGS WILL INCREASE OUR LOSSES OR REDUCE POTENTIAL NET INCOME

      We will suffer losses or reductions in future potential net income as a result of the 12% dividends on our Series D and Series E preferred stock and the 10% to 12% stated interest on our debt. Also, fees and expenses and the amortization and accretion of the discounts on the debt related to detachable stock warrants issued in connection with the debt will contribute to our losses or lower potential future income.

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

OUR DEBT DOCUMENTS IMPOSE RESTRICTIONS ON US AND LIMIT OUR OPERATIONS

      Our debt requires us to comply with affirmative and negative covenants. We must maintain various financial ratios and our lenders may restrict us from incurring other debt. We cannot pay dividends on our common stock while our debt is outstanding. We are also subject to other restrictions, including restrictions pertaining to additional borrowings, significant corporate transactions and management changes. In the past, we have had our lenders waive our non-compliance with covenants and, in some instances, adjust the covenants to avoid future non-compliance. We may require lender waivers in the future. However, we cannot assure that lenders will grant any future waiver requests.

      In January 2001, we defaulted under our term loan with PNC Bank. GE Capital Equity Investments, Inc. and an investor group consisting principally of ThermoView directors and officers waived payment and other defaults upon purchase of the term loan from PNC Bank. Consequently, GE Equity and the investor group under the restructured term loan could, among other items, accelerate all amounts owed to them and increase the interest rate on the borrowings, if we default under our debt documents. In the event of acceleration of our debt, ThermoView would be unable to pay the amounts due which could result in the bankruptcy of ThermoView as an enterprise. Under our debt, an event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to our lenders.

OUR OPERATIONS AND FUTURE DIRECTION WILL SUFFER FROM THE LOSS OF OUR KEY EXECUTIVES

      If we were to lose the services of Charles L. Smith or Rodney H. Thomas without adequate replacements, we will suffer from a lack of leadership in our future financial planning and operations management. The departure or death of any of our key executives, in spite of our key person life insurance on their lives will not replace the lost leadership these individuals provide. This management gap would cause potential revenue reduction and operating cost increases.

ANTI-TAKEOVER PROVISIONS AFFECTING US COULD PREVENT OR DELAY A CHANGE OF CONTROL, DISCOURAGE TAKEOVER BIDS AND CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

      Provisions of our restated certificate of incorporation and bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favorable. Our Board of Directors has the authority to issue up to 5,000,000 shares of our preferred stock and to determine the price and the terms, including preferences and voting rights, of those shares without stockholder approval. To date, we have issued and outstanding 966,370 shares of Series D preferred stock and 336,600 shares of Series E preferred stock. Additionally, we have a classified Board of Directors whereby directors serve staggered three-year terms. Our Certificate of Incorporation requires a supermajority vote of the common stockholders to remove or modify this staggered board. Furthermore, we require advance notice for stockholder proposals and director nominations. These items could:

      o have the effect of delaying, deferring or preventing a change of control of ThermoView;

      o discourage bids for our common stock at a premium over the market price; or

      o     cause the market price of our common stock to fall.

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

RISKS RELATED TO THE REPLACEMENT WINDOW INDUSTRY

WITH THE GREATER NAME RECOGNITION AND RESOURCES OF SOME OF OUR COMPETITORS, WE MAY LOSE POTENTIAL REVENUE

      A limited number of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. These resources may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products. Our competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Increased competition in addition to our present lack of capital could cause a decrease in our potential revenue and potential income, and the deterioration in our financial position and the value of our common stock.

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

RISKS RELATED TO LITIGATION

      On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against

ThermoView, its directors, certain officers, a former employee and a ThermoView shareholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of our 10% Series A Convertible preferred stock, held by the two funds, into our common stock upon completion of our initial public offering in December 1999, and purchases by the two funds of our common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000 plus interest and unspecified damages in connection with their purchases of our common stock. Although we believe that the claims are without merit and intend to vigorously defend the suit, an adverse outcome in this action could have a material adverse effect on our financial position, results of operations and cash flow.

ITEM 2. PROPERTIES

      The following lists our property locations having in excess of 9,000 square feet. We lease all of our facilities. In many cases, we lease the property, at market rates, from the former owners of the subsidiaries which operate on the property.

                                                                                                 LEASE EXPIRATION
              THERMOVIEW OR                                            PROPERTY DESCRIPTION     DATE (EXCLUSIVE OF
          SUBSIDIARY AS LESSEE                 PROPERTY ADDRESS              AND USE             RENEWAL OPTIONS)
          --------------------                 ----------------              -------             ----------------

RETAIL SUBSIDIARIES:
Leingang Siding and Window, Inc.......    2601 Twin City Drive       11,850 sq. ft.               December 2005
                                          Mandan, ND  58554          Office / Warehouse
Primax Window Co......................    5611 Fern Valley Road      15,000 sq. ft.                October 2001
                                          Louisville, KY 40228       Headquarters
Rolox, Inc............................    4002 Main Street           16,000 sq. ft.                 April 2002
                                          Grandview, MO 64030        Headquarters /
                                                                     Warehouse
                                          1440 S. Ridge Road         10,000 sq. ft.                 April 2002
                                          Wichita, KS 67209          Office / Warehouse
Thermo-Tilt Window Company............    2800 Warehouse Road        24,000 sq. ft.               December 2002
                                          Owensboro, KY 42301        Warehouse plus 9,000
                                                                     sq. ft. Office
ThermoView of California..............    8445 Camino Sante Fe       9,000 sq. ft.                 January 2005
                                          San Diego, CA 92121        Headquarters / Office
                                          6627 Valjean Avenue        12,600 sq. ft.                January 2005
                                          Van Nuys, CA  91406        Office / Warehouse
Thomas Construction, Inc..............    13397 Lake Front Dr.       60,000 sq. ft.               December 2013
                                          Earth City, MO 63045       Office / Warehouse
Thermo-Shield Company, LLC............    661 Glenn Avenue           17,000 sq. ft.                October 2007
                                          Wheeling, IL 60090         Office / Warehouse
MANUFACTURING SUBSIDIARIES:
Thermal Line Windows, Inc.............    3601 30th Ave., NW         49,500 sq. ft.               December 2005
                                          Mandan, ND 58554           Headquarters / Office /
                                                                     Manufacturing
Precision Window Mfg., Inc............    1200 Andes Boulevard       66,600 sq. ft.                 June 2002
                                          Creve Coeur, MO 63132      Office / Warehouse

      The leases of our properties provide for monthly rentals ranging from approximately $500 to $37,500. We are presently seeking to sublease the space no longer occupied by Precision Window Mfg., Inc. See footnote 6 to our consolidated financial statements for the year ended December 31, 2000, which appears on page 44 of this Form 10-K, for more information regarding our leases.

ITEM 3. LEGAL PROCEEDINGS

      On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, a former employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of the Company's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of Company common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView also exercised an election for the removal of the action to the United States District Court of Colorado in Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the United States District Court. The Court has entered a scheduling order establishing a trial date in January 2002. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

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

                                                                  PRICE RANGE
                                                                  -----------
                                                                HIGH        LOW
                                                                ----        ---
CALENDAR YEAR 1999
First Quarter.............................................     $28.50     $14.64
Second Quarter............................................      24.75      10.68
Third Quarter.............................................      14.81       5.72
Fourth Quarter............................................       9.00       2.38
CALENDAR YEAR 2000
First Quarter.............................................       5.00       2.68
Second Quarter............................................       3.50       1.31
Third Quarter.............................................       1.38        .63
Fourth Quarter............................................        .63        .19


      On March 27, 2001, the last reported sale price of the common stock on the American Stock Exchange was $.60 per share.

      As of March 27, 2001 there were 258 holders of record of our stock consisting of 254 common stockholders.

      ThermoView has not declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends on our common stock in the foreseeable future. Our agreements with our lenders prohibit us from paying dividends on our common stock. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including:

      o     our future earnings;

      o     capital requirements;

      o     contractual restrictions;

      o     financial condition; and

      o     future prospects.

ITEM 6. SELECTED FINANCIAL DATA

      The following tables present selected historical statement of operations and balance sheet financial data for ThermoView. On April 15, 1998, ThermoView acquired all of the outstanding stock of Thermo-Tilt Window Company. Prior to that date, ThermoView was a development stage corporation and had no business operations since its incorporation. For accounting and financial statement presentation purposes, Thermo-Tilt is deemed to be the acquirer. The statement of operations data for the period January 1, 1998 through April 15, 1998 and the financial data as of and for each of the years ended December 31, 1996 and 1997 reflect only the operations of Thermo-Tilt. During the period April 1998 through July 1999, we acquired 12 retail and manufacturing businesses. These acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations of the acquired businesses are included in the historical financial data since their respective acquisition dates.

      The selected financial data for ThermoView as of December 31, 1996, 1997, 1998, 1999 and 2000 and for each of the five years in the period ended December 31, 2000, have been derived from the audited financial statements of ThermoView.

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

      The following data should be read in conjunction with:

      o the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and

      o our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                  YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                                              HISTORICAL                             PRO FORMA
                                         ---------------------------------------------------- ---------------------
                                            1996      1997       1998       1999      2000       1998       1999
                                            ----      ----       ----       ----      ----       ----       ----
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues..............................  $  6,641   $  5,629  $  37,376  $ 108,198  $  98,472  $ 102,115  $ 110,700
  Cost of revenues earned...............     3,571      2,889     16,748     48,727     47,145     48,092     49,460
                                          --------   --------  ---------  ---------  ---------   --------  ---------

  Gross profit..........................     3,070      2,740     20,628     59,471     51,327     54,023     61,240
  Selling, general and administrative
    expenses............................     2,634      3,293     20,233     53,478     52,662     49,427     55,030
  Stock-based compensation expense......        --          1      5,509         71         --      5,509         71
  Unusual charges.......................        --         --         --         --     11,150         --         --
  Depreciation expense..................        68         69        297        966      1,204        667        994
  Amortization expense..................        --         --        972      3,393      3,356      2,718      3,444
                                          --------   --------  ---------  ---------  ---------  ---------  ---------

  Income (loss) from operations.........       368       (623)    (6,383)     1,563    (17,045)    (4,298)     1,701
  Interest expense......................       (57)       (90)      (439)    (2,962)    (4,711)    (2,394)    (3,047)
  Other income (expense)................       (47)       (19)        69        112        153        465        112
                                          ---------  --------- ---------  ---------  ---------  ---------  ---------

  Income (loss) before income taxes.....       264       (732)    (6,753)    (1,287)   (21,603)    (6,227)    (1,234)
  Income tax expense (benefit)..........        --       (266)    (1,148)       370      1,672       (594)       395
                                          --------   --------- ---------  ---------  ---------  ---------  ---------

  Net income (loss).....................  $    264       (466)    (5,605)    (1,657)   (23,275)    (5,633)    (1,629)
                                          ========

  Less amount attributable to sole
    proprietor..........................                 (398)        --         --         --         --         --
  Less preferred stock dividends:
    Cash ...............................                   --       (585)    (2,005)      (101)      (785)    (2,005)
    Non-cash............................                   --     (9,540)    (2,492)    (1,813)    (9,540)    (2,492)
  Plus:
    Benefit of converting Series C to
      warrant...........................                   --         --         --      5,809         --         --
    Benefit of Series D redemption......                   --         --         --      1,092         --         --
                                                     --------  ---------  ---------  ---------  ---------  ---------

  Net loss attributable to common
    stockholders........................             $   (864) $ (15,730) $  (6,154) $ (18,288) $ (15,958) $  (6,126)
                                                     ========  =========  =========  =========  =========  =========

  Basic and diluted loss per common
    share (see note below)..............                       $   (3.96) $   (1.19) $   (2.28) $   (3.28) $   (1.18)
                                                               =========  =========  =========  =========  =========

  Weighted average shares outstanding...                       3,975,235  5,164,497  8,038,291  4,858,134  5,192,705
                                                               =========  =========  =========  =========  =========

                                                                               AS OF DECEMBER 31,
                                                            ---------------------------------------------------------
                                                               1996       1997       1998        1999        2000
                                                               ----       ----       ----        ----        ----
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Total assets............................................     $   859    $1,503     $54,094    $ 93,971   $ 71,711
  Long-term debt including current maturities.............         322       527       9,206      21,759     23,316
  Total liabilities.......................................       1,089     1,326      15,796      37,647     32,767
  Mandatorily redeemable preferred stock..................          --        --          --       4,649      6,194
  Stockholders' equity (deficit)..........................        (230)      177      38,298      51,675     32,750

- ----------

Note: We have described the method used to calculate loss per common share in footnote 2 to our consolidated financial statements for the year ended December 31, 2000, which appears on page 39 of this Form 10-K.

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

OVERVIEW

      We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings and kitchen and bathroom remodeling products, as well as residential roofing. We have financed a portion of our customers' purchases through Key Home Credit, our consumer finance subsidiary. However, our finance subsidiary was closed in July 2000 since expanding the subsidiary would have required considerable capital.

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

       MANUFACTURING. Our manufacturing segment consists of our subsidiary that manufactures and sells vinyl replacement windows to one of our retail companies and to unaffiliated customers. Sales from the manufacturing segment to our retail segment have been a larger percentage of our manufacturing revenues in prior years, however, now all but one of our retail subsidiaries obtain windows manufactured from unaffiliated vendors. We closed two of our three manufacturing subsidiaries in 2000 because of significant losses incurred in the two operations. Our manufacturing segment recognizes revenues when products are shipped. Gross profit in the manufacturing segment represents revenues after deducting product costs (primarily glass, vinyl and hardware), window fabrication labor and other manufacturing expenses.

      FINANCIAL SERVICES. Our financial services segment financed credit sales of our retail segment. We closed Key Home Credit, ThermoView's

Owensboro, Kentucky, finance subsidiary, in July 2000 since expanding the subsidiary would have required considerable capital. We decided that we could more effectively employ capital to expand our retail business.

      You should refer to footnote 16 to our financial statements for the year ended December 31, 2000, which appears on page 61 of this Form 10-K for additional financial information about each of our business segments.

HISTORICAL RESULTS OF OPERATIONS

      The following financial information includes Thermo-Tilt plus the results of operations of the companies acquired by us after April 15, 1998 from their respective dates of acquisition.

      Due to the significant impact of the acquisitions on our operations, the historical results of operations and period-to-period comparisons particularly with respect to 1998 may not be meaningful or indicative of future operating results.

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                      1998         1999          2000
                                                      ----         ----          ----
                                                               (IN THOUSANDS)

Revenues........................................... $  37,376    $ 108,198    $  98,472
Cost of revenues earned............................    16,748       48,727       47,145
                                                    ---------    ---------    ---------

Gross profit.......................................    20,628       59,471       51,327
Selling, general and administrative expenses.......    20,233       53,478       52,662
Stock-based compensation expense...................     5,509           71           --
Unusual charges....................................        --           --       11,150
Depreciation expense...............................       297          966        1,204
Amortization expense...............................       972        3,393        3,356
                                                    ---------    ---------    ---------

Income (loss) from operations......................    (6,383)       1,563      (17,045)
Interest expense...................................      (439)      (2,962)      (4,711)
Interest income....................................        69          112          153
                                                    ---------    ---------    ---------

Loss before income taxes...........................    (6,753)      (1,287)     (21,603)
Income tax expense (benefit).......................    (1,148)         370        1,672
                                                    ----------   ---------    ---------

Net loss...........................................    (5,605)      (1,657)     (23,275)

Less preferred stock dividends:
   Cash............................................      (585)      (2,005)        (101)
   Non-cash........................................    (9,540)      (2,492)      (1,813)
Plus:
   Benefit of converting Series C to warrant.......                               5,809
   Benefit of Series D redemption..................        --           --        1,092
                                                    ---------    ---------    ---------

Net loss attributable to common stockholders....... $ (15,730)   $  (6,154)   $ (18,288)
                                                    =========    =========    =========

1998 COMPARED TO 1999

      REVENUES. Revenues increased from $37.4 million in 1998 to $108.2 million in 1999. This increase represents revenues from acquisitions made subsequent to April 15, 1998.

      GROSS PROFIT. Gross profit increased from $20.6 million in 1998 to $59.5 million in 1999 from acquisitions made subsequent to April 15, 1998. As a percentage of revenues, gross profit decreased from 55.2% in 1998 to 55.0% in 1999.

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

1999 COMPARED TO 2000

      REVENUES. Revenues decreased from $108.2 million in 1999 to $98.5 million in 2000. Revenues decreased $9.7 million or 9.0% due primarily to fluctuations in revenues for certain subsidiaries. Rolox and ThermoView of Missouri collectively reported $2.4 million less revenues in 2000 than in 1999. This reduced revenue was due to the negative effects of their window supplier's quality control and delivery problems. Their window supplier was our manufacturer (Precision) located in St. Louis, Missouri. Precision's inability to produce and deliver windows resulted from its plant relocation in the first quarter of 2000. Revenues from Thermo-Shield decreased $3.3 million due to changing its lead generation strategy and the closing of two of its branch operations that were unprofitable. Thermo-Shield, because of the foregoing, is currently underperforming. We have an investment in this subsidiary approximating $5.7 million at December 31, 2000. Because of cost cutting and other changes, we expect to recover our investment in Thermo-Shield from its future cash flows. Additionally, American Home Developers' revenue decreased $2.9 million in 2000 as compared to 1999 as we were closing the operation.

      GROSS PROFIT. Gross profit decreased from $59.5 million in 1999 to $51.3 million in 2000. This decline principally results from less revenue at Thermo-Shield and American Home Developers as explained above, and the poor operating performance at Precision, Rolox and ThermoView of Missouri. As a percentage of revenues, gross profit decreased from 55.0% in 1999 to 52.2% in 2000. This decrease results primarily because some costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in 2000 compared to 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $53.5 million in 1999 to $52.7 million in 2000. Selling, general and administrative expenses as a percentage of revenue increased from 49.4% in 1999 to 53.5% in 2000. The increase in selling, general and administrative expenses as a percentage of revenues in 2000 results primarily from the fixed nature of certain expenses relative to the lower volumes.

      UNUSUAL CHARGES. Unusual charges for 2000 amounting to $11.2 million represent primarily goodwill write offs for two of our subsidiaries which we closed, Precision and American Home Developers, plus other asset write offs and expense accruals required by these closures.

      DEPRECIATION EXPENSE. Depreciation expense increased from $966,000 in 1999 to $1.2 million in 2000 as a result of capital expenditures in 1999 and 2000.

      AMORTIZATION EXPENSE. Amortization expense remained constant at $3.4 million in 1999 and 2000. Amortization expense increased in 2000 at several subsidiaries as the former owners secured an increase to our purchase price of their entities by achieving post-acquisition earnings targets. This increase was offset by reduced amortization related to operations closed in 2000.

      INTEREST EXPENSE. Interest expense increased from $3.0 million in 1999 to $4.7 million in 2000 primarily as a result of interest, including accreted discount, on the $10.0 million senior subordinated promissory note with GE Equity, which began accruing in mid-1999, as well as interest on additional amounts borrowed in early 1999 under the PNC Bank credit facility. Also, PNC Bank charged us somewhat higher interest rates on the PNC credit facility in 2000.

      INCOME TAX PROVISION. The provision for income taxes in 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization. At December 31, 1999, we reported $1.7 million of deferred income tax assets. Due to operating losses incurred during 2000, we are now reporting a significant taxable loss for the year ending December 31, 2000. Management has concluded that it is more likely than not that our deferred tax assets will not be realized. As a result, the income tax provision for 2000 includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999, and no additional deferred income taxes have been recorded in 2000.

      CASH DIVIDENDS. Cash dividends on our Series A and Series B preferred stock amounted to $1.7 million in 1999. There were no cash dividends for 2000 on our Series A and Series B preferred stock, since the preferred stock was converted into shares of our common stock effective December 31, 1999.

      Cash Dividends on our Series C preferred stock amounted to $308,000 in 1999 and $101,000 in 2000. PNC Bank did not permit us to pay any cash dividends on our Series C preferred stock after the first quarter of 2000. The first quarter of 1999 did not have any cash dividends on the Series C preferred stock since it was issued in April 1999.

      NON-CASH DIVIDENDS. Non-cash dividends of $1.7 million for 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders. Non-cash dividends of $2.5 million for 1999 relate to a beneficial conversion feature of the mandatorily redeemable Series C convertible preferred stock issued in April 1999, as well as accretion of the discount of the stock and stock dividends.

      Non-cash dividends for 2000 also include 12% cumulative undeclared dividends on the 300,000 shares of Series D preferred stock that were unpaid at the time of conversion to Series E preferred stock on September 30, 2000 plus undeclared dividends for the fourth quarter on the Series E preferred stock. The total of undeclared dividends for the Series E preferred stock for 2000 was $129,000.

      BENEFIT OF CONVERTING SERIES C TO WARRANT. During 2000, the holders of our Series C preferred stock agreed to convert all of their $6 million of preferred stock, including related warrants, into a warrant to purchase 1,100,000 shares of our common stock at an exercise price of $.28 per share. The excess of the carrying amount of $6 million and the current fair value of the previously held warrants to purchase 600,000 shares of our common stock at $12 per share over the fair value of the warrant to purchase 1,100,000 shares of our common stock at $.28 per share has been reflected as a $5,809,000 benefit of converting the Series C preferred stock to a warrant.

      BENEFIT OF SERIES D REDEMPTION. We redeemed 226,346 shares of Series D preferred stock with a carrying amount of $1,131,300 for $40,000 from the prior owners of an acquired business, as part of a severance settlement. We have reflected the excess of the carrying amount over the consideration given of $1,091,730 as a benefit of Series D redemption.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, we had cash and cash equivalents of $392,000, a working capital deficiency of $1.4 million, $22.9 million of long-term debt, net of current maturities, $822,000 of non current amounts due to sellers of acquired businesses and other long-term liabilities, and $6.2 million of mandatorily redeemable preferred stock. Our operating activities for 2000 used $810,000 of cash. As of December 31, 1999, we had cash and cash equivalents of $3.3 million, working capital of $4.0 million, $21.4 million of long-term debt, net of current maturities, $7.1 million of noncurrent amounts due to sellers of acquired businesses, and $4.7 million of mandatorily redeemable preferred stock. Our operating activities for 1999 provided $2.7 million of cash.

      Additional purchase price related to acquisitions accounted for the use of $1.0 million of cash in 2000. Investing in property and equipment amounted to $878,000 in 2000. Cash was provided by finance receivables of $477,000 and by other of $73,000. Acquisition activity accounted for the use of $22.3 million of cash in 1999. Investing activity also included investments in property and equipment of $873,000 and a net investment in finance receivables of $828,000 in 1999.

      Cash was used for financing activities in 2000 to make long-term debt payments of $687,000 and to pay preferred stock dividends of $101,000. The major sources of cash provided by financing activities in 1999 were borrowings of $9.7 million under our PNC Bank credit facility, net proceeds of $9.4 million on borrowings from GE Equity, net proceeds of $5.4 million from issuance of mandatorily redeemable Series C convertible preferred stock and detachable stock purchase warrants and net proceeds of $3.5 million from the issuance of common stock in our public offering. These sources were offset by the repayment of $2.4 million of debt, exclusive of refinanced debt, the payment of $2.0 million of preferred dividends, and deferred financing costs of $855,000 exclusive of fees related to GE Equity accounted for above.

      Under our financing arrangements (including those arrangements in place after debt restructuring discussed below), substantially all of our assets are pledged as collateral. We are required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restrictions as to additional financings, the payment of dividends and the incurrence of additional indebtedness. In connection with waiving defaults at June 30, 2000, PNC required us to repay $5 million of our $15 million credit facility with them by December 27, 2000. We were unable to make the required December 27, 2000 payment, violated various other covenants, and were declared in default by PNC Bank in early January 2001. The declaration of default by PNC Bank also served as a condition of default under the senior subordinated promissory note to GE Equity. The PNC note was purchased by GE Equity and a group of our officers and directors in March 2001, and all defaults relating to the GE Equity note and the purchased PNC Bank note were waived.

      If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders.

      The steps that management has taken to increase cash flows and achieve better operating results during the next 12 months are as follows:

      o The merger, expansion and plant relocation of two of our acquired manufacturers (Precision Window Mfg., Inc. and TD Windows, Inc.) during late 1999 and early 2000 was unsuccessful, resulting in closure of these businesses in 2000, which eliminated the losses and cash needs of these under performing operations. In addition, our retail operations that relied on window supplies from these manufacturers had improved results when they shifted to unrelated window suppliers and again received high-quality windows on a timely basis.

      o American Home Developers, one of our southern California retail acquisitions, incurred losses and had negative cash flow in the first half of 2000. Since this subsidiary sold to a different customer base and the development of its product mix was moving contrary to the diversified home improvement product mix of our other southern California locations, management concluded in June 2000 that closing this unprofitable operation and abandoning its underlying business was a better alternative than trying to merge the subsidiary with our other businesses.

      o We closed Key Home Credit, our finance subsidiary, in July 2000 since expanding the subsidiary would have required considerable capital. We decided that we could more effectively employ capital to expand our retail business.

      o We have taken steps to reduce administrative expenditures principally by terminating corporate employees and relocating our corporate headquarters to one of our subsidiary locations.

      o We are also taking steps to reduce administrative expenditures at all of our subsidiaries by eliminating personnel, merging operations where appropriate, and standardizing procedures.

      o We have restructured our debt to eliminate the need for any significant debt payments until 2004. In connection with the restructuring, some 2001 interest was forgiven and some will be added to principal so that we will have to pay cash interest of about $500,000 in 2001 compared to cash interest of about $2.9 million in 2000.

      o We have restructured our mandatorily redeemable preferred stock to eliminate the payment of all cash dividends until 2003 and to defer any redemption until 2004. However, we may redeem additional preferred stock in 2001 if we can do it using only nominal amounts of cash and on terms approximately as favorable as redemptions made in 2000.

      See Notes 8, 9, 13 and 17 of our consolidated financial statements included elsewhere in this Form 10-K for more information regarding the above noted closings of operations, our debt and mandatorily redeemable preferred stock, and the restructuring of our debt and mandatorily redeemable preferred stock which occurred in March 2001.

      Considering the impact of all of the above steps taken by management, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

      o     debt service requirements;

      o     working capital requirements;

      o     planned property and equipment capital expenditures.

      We also believe in the longer term that cash will be sufficient to meet our needs. However, we do not expect to continue our acquisition program soon. We have decided, for now, to focus on improving the profitability of our existing operations and expanding the market areas of our retail subsidiaries.

      On or before our debt matures in 2004, we anticipate either extending the term of our current financing or refinancing it. Management intends to begin reducing debt by internally generated cash in 2002, but will keep adequate levels of cash on hand for working capital purposes.

      We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $800,000 to $900,000 annually.

PENDING LITIGATION

      ThermoView does not anticipate any significant adverse effect on our results of operations or cash flow through December 2001 because of the Pro Futures litigation described in Item 3, Legal Proceedings. Although ThermoView believes the claims in this litigation are without merit and intends to vigorously defend the suit, an adverse outcome, thereafter, in this action could have a material adverse effect on our results of operations and cash flow.

INFLATION

      Due to relatively low levels of inflation experienced during the years ended December 31, 1998, 1999 and 2000, inflation did not cause a significant increase in our costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In March 2001, we restructured our debt and, as a result, all of our debt is fixed rate debt. Interest rate changes would result in gains or losses in the market value of our fixed-rate debt due to the differences between the current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt currently outstanding, a 10% change in interest rates (for example, from 10% to 11%) would not have resulted in a significant change in the fair value of our fixed-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


THERMOVIEW INDUSTRIES, INC.

     Report of Independent Auditors...........................................31

     Consolidated Balance Sheets as of
         December 31, 1999 and 2000...........................................32

     Consolidated Statements of Operations
         for the years ended December 31, 1998, 1999 and 2000.................33

     Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1998, 1999 and 2000.................34

     Consolidated Statements of Cash Flows
         for the years ended December 31, 1998, 1999 and 2000.................36

     Notes to Consolidated Financial Statements...............................37


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ThermoView Industries, Inc.

      We have audited the consolidated balance sheets of ThermoView Industries, Inc. as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoView Industries, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /S/ ERNST & YOUNG LLP
                                                           ---------------------

Louisville, Kentucky
March 23, 2001

                           THERMOVIEW INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31
                                                                                      -------------------
                                                                                      1999           2000
                                                                                      ----           ----
ASSETS
Current assets:
   Cash and equivalents.........................................................  $  3,331,721  $    392,326
   Receivables:
    Trade, net of allowance for doubtful accounts of $276,000 in 1999
     and $881,000 in 2000.......................................................     5,062,127     3,438,066
    Finance, net of unearned interest of $149,000 and reserves of
     $100,000 in 1999 and unearned interest of $64,849 in 2000..................        60,000        25,272
    Related party...............................................................        55,554        12,238
    Other.......................................................................       337,482       590,392
   Costs in excess of billings on uncompleted contracts.........................     1,274,073     1,066,583
   Inventories..................................................................     2,300,643     1,731,806
   Prepaid expenses and other current assets....................................       342,978       391,411
   Deferred income taxes........................................................       322,000            --
                                                                                  ------------  ------------
Total current assets............................................................    13,086,578     7,648,094
Property and equipment, net.....................................................     3,679,179     2,923,778
Other assets:
   Goodwill, net of accumulated amortization of $3,645,468 in 1999 and
    $5,661,364 in 2000..........................................................    74,162,341    60,562,416
   Deferred income taxes........................................................     1,406,000            --
   Finance receivables, net of unearned interest of $1,064,076 and reserves of $100,000 in 1999 and unearned interest of $692,723 and reserves of
    $362,000 in 2000............................................................       932,411       110,173
   Other assets.................................................................       704,675       466,346
                                                                                  ------------  ------------
                                                                                    77,205,427    61,138,935
                                                                                  ------------  ------------
Total assets....................................................................  $ 93,971,184  $ 71,710,807
                                                                                  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts  payable  (including  related party vendor payables of
    $221,749 in 1999 and $64,412 in 2000).......................................  $  3,444,402  $  4,401,992
   Due to sellers of acquired businesses........................................     1,000,000            --
   Accrued expenses.............................................................     3,278,924     3,266,230
   Billings in excess of costs on uncompleted contracts.........................       930,732       961,998
   Income taxes payable.........................................................       116,784            --
   Current portion of long-term debt............................................       358,920       368,678
                                                                                  ------------  ------------
Total current liabilities.......................................................     9,129,762     8,998,898
Long-term debt..................................................................    21,399,874    22,946,889
Due to sellers of acquired businesses...........................................     7,085,000       450,000
Other long-term liabilities.....................................................        32,542       371,538
Mandatorily redeemable preferred stock:
   Series C, $.001 par value (aggregate redemption amount and liquidation preference of $6,000,000); 25,000 shares authorized; 6,000 shares
    issued and outstanding in 1999 .............................................     4,648,550            --
   Series D, $.001 par value (aggregate  redemption  amount and liquidation preference of $4,564,850);  1,500,000 shares authorized; 912,970 shares
    issued and outstanding in 2000..............................................            --     4,564,850
   Series E, $.001 par value (aggregate  redemption  amount and liquidation preference of $1,628,713);  500,000 shares  authorized;  300,000 shares
    issued and outstanding in 2000 .............................................            --     1,628,713
Stockholders' equity:
   Preferred stock, 2,975,000 shares authorized:
    Series A, $.001 par value; none issued......................................            --            --
    Series B, $.001 par value; none issued......................................            --            --
   Common  stock, $.001 par value; 25,000,000 shares authorized; 7,389,592 shares issued and outstanding in 1999; 7,726,461 shares issued and
    outstanding in 2000.........................................................         7,390         7,726
   Paid-in capital..............................................................    59,794,361    64,143,792
   Accumulated deficit..........................................................    (8,126,295)  (31,401,599)
                                                                                  ------------  ------------
Total stockholders' equity......................................................    51,675,456    32,749,919
                                                                                  ------------  ------------
Total liabilities and stockholders' equity......................................  $ 93,971,184  $ 71,710,807
                                                                                  ============  ============

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                          ------------------------------------
                                                          1998            1999            2000
                                                          ----            ----            ----
Revenues............................................ $  37,376,355   $ 108,198,535   $  98,471,929
Cost of revenues earned.............................    16,747,734      48,727,358      47,145,198
                                                     -------------   -------------   -------------

Gross profit........................................    20,628,621      59,471,177      51,326,731
Selling, general and administrative expenses........    20,233,163      53,477,839      52,661,631
Stock-based compensation expense....................     5,508,700          71,400              --
Unusual charges.....................................            --              --      11,150,000
Depreciation expense................................       297,808         965,916       1,204,126
Amortization expense................................       971,972       3,393,330       3,356,328
                                                     -------------   -------------   -------------

Income (loss) from operations.......................    (6,383,022)      1,562,692     (17,045,354)
Interest expense....................................      (439,131)     (2,962,260)     (4,711,049)
Interest income.....................................        69,057         112,866         153,099
                                                     -------------   -------------   -------------

Loss before income taxes............................    (6,753,096)     (1,286,702)    (21,603,304)
Income tax expense (benefit)........................    (1,148,000)        370,000       1,672,000
                                                     --------------  -------------   -------------

Net loss............................................    (5,605,096)     (1,656,702)    (23,275,304)

Less preferred stock dividends:
   Cash.............................................      (585,105)     (2,005,549)       (100,800)
   Non-cash.........................................    (9,539,678)     (2,491,640)     (1,812,547)
Plus:
   Benefit of converting Series C to warrant........            --              --       5,809,000
   Benefit of Series D redemption...................            --              --       1,091,730
                                                     -------------   -------------   -------------
                                                       (10,124,783)     (4,497,189)      4,987,383
                                                     -------------   -------------   -------------

Net loss attributable to common stockholders........ $ (15,729,879)  $  (6,153,891)  $ (18,287,921)
                                                     =============   =============   =============

Basic and diluted loss per common share............. $       (3.96)  $       (1.19)  $       (2.28)
                                                     =============   =============   =============

Weighted average shares outstanding.................     3,975,235       5,164,497       8,038,291
                                                     =============   =============   =============

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          PREFERRED STOCK        PREFERRED STOCK
                                                              SERIES A               SERIES B           COMMON STOCK
                                                         -------------------    ------------------   --------------------

                                                         SHARES    PAR VALUE    SHARES   PAR VALUE    SHARES   PAR VALUE
                                                         ------    ---------    ------   ---------    ------   ----------
Balances at January 1, 1998..........................         --   $      --        --   $      --   2,938,529  $  2,939
Acquisition of the Company-issuance of common
  stock in reverse merger ...........................         --          --        --          --     346,665       346
Common stock issued for cash.........................         --          --        --          --     181,472       181
Common stock issued for acquisitions.................         --          --        --          --   1,114,906     1,115
Preferred stock issued for cash......................  2,980,000       2,980        --          --          --        --
Purchase and retirement of common stock..............         --          --        --          --     (91,284)      (91)
Portion of proceeds from issuance of Series A
  preferred stock attributable to beneficial
  conversion feature at the date of issue ...........         --          --        --          --          --        --
Additional dividend on Series A preferred stock
  attributable to beneficial conversion feature
  at date of issue...................................         --          --        --          --          --        --
Preferred stock dividend payments....................         --          --        --          --          --        --
Stock-based compensation expense.....................         --          --        --          --          --        --
Net loss.............................................         --          --        --          --          --        --
                                                       ---------   ---------  --------   ---------   ---------  --------

Balances at December 31, 1998........................  2,980,000       2,980        --          --   4,490,288     4,490


Common stock issued for cash.........................         --          --        --          --   1,258,334     1,258
Common stock issued for acquisitions.................         --          --        --          --     494,511       495
Common stock issued as preferred stock dividend......         --          --        --          --      19,792        20
Preferred stock issued for acquisition...............         --          --   400,000         400          --        --
Series C preferred stock dividends paid in
  common stock.......................................         --          --        --          --          --        --
Conversion of Series A and B preferred stock into
  common stock ...................................... (2,980,000)     (2,980) (400,000)       (400)  1,126,667     1,127
Value of warrants to purchase common stock issued
  to the underwriters in connection with the
  public offering....................................         --          --        --          --                    --
Value of warrant to purchase common stock related
  to the 12% senior subordinated note................         --          --        --          --          --        --
Value of warrants to purchase common stock related
  to the Series C preferred stock....................         --          --        --          --          --        --
Portion of proceeds from issuance of Series C
  preferred stock attributable to beneficial
  conversion feature at date of issue ...............         --          --        --          --          --        --
Additional dividend on Series C preferred stock:
  Attributable to beneficial conversion feature
    at date of issue.................................         --          --        --          --          --        --
  Amortization of discount related to common stock
    purchase warrants ...............................         --          --        --          --          --        --
Preferred stock dividend payments....................         --          --        --          --          --        --
Stock-based compensation expense.....................         --          --        --          --          --        --
Net loss.............................................         --          --        --          --          --        --
                                                       ---------   ---------  --------   ---------   ---------  --------

Balances at December 31, 1999........................         --   $      --        --   $      --   7,389,592  $  7,390


                                                         PAID-IN    ACCUMULATED
                                                         CAPITAL      DEFICIT        TOTAL
                                                         -------      -------        -----
Balances at January 1, 1998........................... $ 1,038,644   $ (864,497)  $   177,086
Acquisition of the Company-issuance of common
  stock in reverse merger ............................        (346)          --            --
Common stock issued for cash..........................     613,469           --       613,650
Common stock issued for acquisitions..................  25,813,855           --    25,814,970
Preferred stock issued for cash.......................  14,510,603           --    14,513,583
Purchase and retirement of common stock...............  (2,139,839)          --    (2,139,930)
Portion of proceeds from issuance of Series A
  preferred stock attributable to beneficial
  conversion feature at the date of issue ............   9,539,678           --     9,539,678
Additional dividend on Series A preferred stock
  attributable to beneficial conversion feature
  at date of issue....................................  (9,539,678)          --    (9,539,678)
Preferred stock dividend payments.....................    (585,105)          --      (585,105)
Stock-based compensation expense......................   5,508,700           --     5,508,700
Net loss..............................................          --   (5,605,096)   (5,605,096)
                                                       -----------  -----------   -----------

Balances at December 31, 1998.........................  44,759,981   (6,469,593)   38,297,858


Common stock issued for cash..........................   3,248,591           --     3,249,849
Common stock issued for acquisitions..................   6,244,047           --     6,244,542
Common stock issued as preferred stock dividend.......      84,460           --        84,480
Preferred stock issued for acquisition................   1,999,600           --     2,000,000
Series C preferred stock dividends paid in
  common stock........................................     (84,480)          --       (84,480)
Conversion of Series A and B preferred stock into
  common stock .......................................       2,253           --            --
Value of warrants to purchase common stock issued
  to the underwriters in connection with the
  public offering.....................................     257,000           --       257,000
Value of warrant to purchase common stock related
  to the 12% senior subordinated note.................   4,460,548           --     4,460,548
Value of warrants to purchase common stock related
  to the Series C preferred stock.....................   1,963,670           --     1,963,670
Portion of proceeds from issuance of Series C
  preferred stock attributable to beneficial
  conversion feature at date of issue ................   1,200,000           --     1,200,000
Additional dividend on Series C preferred stock:
  Attributable to beneficial conversion feature
    at date of issue..................................  (1,200,000)          --    (1,200,000)
  Amortization of discount related to common stock
    purchase warrants ................................  (1,207,160)          --    (1,207,160)
Preferred stock dividend payments.....................  (2,005,549)          --    (2,005,549)
Stock-based compensation expense......................      71,400           --        71,400
Net loss..............................................          --   (1,656,702)   (1,656,702)
                                                       -----------  -----------   -----------

Balances at December 31, 1999......................... $59,794,361  $(8,126,295)  $51,675,456


                                                           PREFERRED STOCK        PREFERRED STOCK
                                                               SERIES A               SERIES B           COMMON STOCK
                                                          -------------------    ------------------   --------------------

                                                          SHARES    PAR VALUE    SHARES   PAR VALUE    SHARES   PAR VALUE
                                                          ------    ---------    ------   ---------    ------   ----------
Common stock issued for acquisition...................         --   $      --         --  $      --     18,000  $     18
Common stock issued for license agreement.............         --          --         --         --     12,500        12
Common stock issued for services......................         --          --         --         --     45,000        45
Common stock issued to settle Series C preferred
  stock dividend .....................................         --          --         --         --    337,632       337
Common stock retired related to purchase price
  reduction for acquisition...........................         --          --         --         --    (76,263)      (76)
Series C preferred stock dividends settled in
  common stock........................................         --          --         --         --         --        --
Accrued dividends on Series E preferred stock.........         --          --         --         --         --        --
Preferred stock dividend payments.....................         --          --         --         --         --        --
Amortization of discount related to common stock
  purchase warrants issued in connection with
  Series C preferred stock ...........................         --          --         --         --         --        --
Series D preferred stock issued in lieu of cash
  for acquisition earn-out provisions.................  1,439,316       1,439         --         --         --        --
Conversion of Series D preferred stock to
  mandatorily redeemable Series D and E
  preferred stock..................................... (1,439,316)     (1,439)        --         --         --        --
Benefit of converting Series C preferred stock to
  common stock purchase warrant.......................         --          --         --         --         --        --
Difference in value of common stock purchase
  warrants exchanged in Series C conversion...........         --          --         --         --         --        --
Benefit of Series D preferred stock redemption........         --          --         --         --         --        --
Value of warrants to purchase common stock issued
  for services .......................................         --          --         --         --         --        --
Net loss..............................................         --          --         --         --         --        --
                                                        ---------   ---------  ---------  ---------  ---------  --------

Balances at December 31, 2000.........................         --   $      --        --   $      --  7,726,461  $  7,726
                                                        =========   =========  =========  =========  =========  ========

                                                           PAID-IN    ACCUMULATED
                                                           CAPITAL      DEFICIT        TOTAL
                                                           -------      -------        -----
Common stock issued for acquisition...................  $    43,866  $         --   $    43,884
Common stock issued for license agreement.............       49,988            --        50,000
Common stock issued for services......................       36,540            --        36,585
Common stock issued to settle Series C preferred
  stock dividend .....................................      332,047            --       332,384
Common stock retired related to purchase price
  reduction for acquisition...........................   (1,298,393)           --    (1,298,469)
Series C preferred stock dividends settled in
  common stock........................................     (332,384)           --      (332,384)
Accrued dividends on Series E preferred stock.........     (128,713)           --      (128,713)
Preferred stock dividend payments.....................     (100,800)           --      (100,800)
Amortization of discount related to common stock
  purchase warrants issued in connection with
  Series C preferred stock ...........................   (1,351,450)           --    (1,351,450)
Series D preferred stock issued in lieu of cash
  for acquisition earn-out provisions.................    7,195,141            --     7,196,580
Conversion of Series D preferred stock to
  mandatorily redeemable Series D and E
  preferred stock.....................................   (7,195,141)           --    (7,196,580)
Benefit of converting Series C preferred stock to
  common stock purchase warrant.......................    5,809,000            --     5,809,000
Difference in value of common stock purchase
  warrants exchanged in Series C conversion...........      191,000            --       191,000
Benefit of Series D preferred stock redemption........    1,091,730            --     1,091,730
Value of warrants to purchase common stock issued
  for services .......................................        7,000                       7,000
Net loss..............................................           --   (23,275,304)  (23,275,304)
                                                        -----------  ------------   -----------

Balances at December 31, 2000.........................  $64,143,792  $(31,401,599)  $32,749,919
                                                        ===========  ============   ===========

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31
                                                                                -----------------------------------
                                                                                1998           1999            2000
                                                                                ----           ----            ----
OPERATING ACTIVITIES
Net loss..................................................................  $ (5,605,096) $ (1,656,702)  $ (23,275,304)
Adjustments to reconcile net loss to net cash provided by (used in)
   operations:
  Depreciation and amortization...........................................     1,269,780     4,359,246       4,560,454
  Deferred income taxes...................................................    (1,295,000)       60,000       1,728,000
  Stock-based compensation................................................     5,508,700        71,400              --
  Unusual charges.........................................................            --            --      11,150,000
  Accretion of discount related to senior subordinated debt...............            --       799,998       1,599,996
  Provision for doubtful accounts.........................................       130,000       260,000         800,000
  Writedown of finance receivables to net realizable value................            --       359,000         380,000
  Other...................................................................       (22,400)       54,396         371,482
  Changes in operating assets and liabilities:
      Trade receivables...................................................    (1,515,707)     (730,571)        824,061
      Related party and other receivables.................................       205,159       563,385        (209,594)
      Costs in excess of billings on uncompleted contracts................       115,906       (19,071)        207,490
      Inventories.........................................................       109,757      (372,686)        178,837
      Prepaid expenses and other current assets...........................       (18,944)       48,301          45,152
      Accounts payable....................................................       (67,369)      106,007         957,590
      Accrued expenses....................................................       896,640      (840,707)        (42,694)
      Billings in excess of costs on uncompleted contracts................        51,239        42,814          31,266
      Income taxes payable................................................       131,305      (159,150)       (116,784)
                                                                            ------------  -------------  --------------
Net cash provided by (used in) operating activities.......................      (106,030)    2,945,660        (810,048)

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired..........................   (15,613,913)  (22,310,424)     (1,012,621)
Payments for purchase of property and equipment...........................      (860,897)     (873,313)       (878,405)
Proceeds from sale of property and equipment..............................       195,000            --              --
Finance receivables originated............................................      (649,913)   (5,529,770)       (729,412)
Finance receivables collected.............................................        72,270       355,327         275,031
Finance receivables sold..................................................            --     4,346,279         931,347
Other.....................................................................      (602,667)      313,960          72,809
                                                                            ------------  ------------   -------------
Net cash used in investing activities.....................................   (17,460,120)  (23,697,941)     (1,341,251)

FINANCING ACTIVITIES
Increase in long-term debt................................................    16,915,876    20,838,774              --
Payments of long-term debt................................................   (10,518,184)   (8,569,923)       (687,296)
Proceeds from issuance of mandatorily redeemable preferred stock..........            --     3,441,390              --
Proceeds from issuance of detachable stock purchase warrants, net of fees, related to:
   Senior subordinated debt...............................................            --     4,460,548              --
   Mandatorily redeemable preferred stock.................................            --     1,963,670              --
Deferred financing costs..................................                            --      (854,554)             --
Proceeds from issuance of preferred stock.................................    14,513,583            --              --
Preferred stock dividend payments.........................................      (585,105)   (2,005,549)       (100,800)
Proceeds from issuance of common stock, net of expenses...................       613,650     3,506,849              --
Purchase and retirement of common stock...................................    (2,139,930)           --              --
                                                                            ------------  ------------   -------------
Net cash provided by (used in) financing activities.......................    18,799,890    22,781,205        (788,096)
                                                                            ------------  ------------   -------------
Net increase (decrease) in cash and equivalents...........................     1,233,740     2,028,924      (2,939,395)
Cash and equivalents at beginning of year.................................        69,057     1,302,797       3,331,721
                                                                            ------------  ------------   -------------
Cash and equivalents at end of year.......................................  $  1,302,797  $  3,331,721   $     392,326
                                                                            ============  ============   =============

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

      On April 15, 1998, ThermoView acquired all of the outstanding stock of Thermo-Tilt Window Company ("Thermo-Tilt"), a Delaware corporation, in exchange for 3,120,000 shares of ThermoView's authorized, but unissued, common stock which represented 90% of ThermoView's then outstanding common stock. Such shares were issued to the former stockholders of Thermo-Tilt. The stock exchange between Thermo-Tilt and ThermoView was accounted for as a capital transaction similar to a reverse acquisition except that no goodwill was recorded. As a result, Thermo-Tilt is deemed to be the acquirer for accounting purposes and is the accounting survivor and reporting successor. Also, there was a change in control of ThermoView, whereby all of ThermoView's officers and directors resigned, and new officers and directors selected by Thermo-Tilt were elected. The historical results of operations for the period January 1, 1998 through April 15, 1998 reflect the activities of Thermo-Tilt, using Thermo-Tilt's historical cost basis. Pro forma information is not presented since the transaction is not a business combination. Because of the nature of this merger, "Company" as used in subsequent footnotes refers interchangeably to ThermoView or Thermo-Tilt. All common share and per share data has been retroactively restated in the accompanying consolidated financial statements and notes thereto to reflect the number of shares received from ThermoView and the one-for-three reverse stock split discussed in Note 11.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The Company has suffered recurring operating losses and reported a loss before income taxes in 2000 of $21,603,304. The Company also had a working capital deficit of $1,350,804 as of December 31, 2000, and used cash in operations of $810,048 during the year ended December 31, 2000. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. Management has taken significant steps to address the financial condition of the Company, to increase cash flows and to achieve better operating results principally by closing unprofitable operations (see Note 13), reducing administrative expenditures at both the Company's corporate offices and at its subsidiaries, and, in March 2001, restructuring its debt and its mandatorily redeemable preferred stock (see Note 17).

      Following is a summary of the Company's significant accounting policies.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INVENTORIES

      Inventories are recorded at the lower of cost (first-in, first-out basis) or market. Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites, as well as parts and supplies for retail operations.

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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

ADVERTISING COSTS

      The Company expenses advertising costs as incurred. Advertising expense was $1,578,685 in 1998, $4,271,594 in 1999 and $3,439,758 in 2000.

INCOME TAXES

      Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions.

LOSS PER COMMON SHARE

      The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 1999 and December 31, 2000, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration of $.03 per share (see Note 8). Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses in 1998, 1999 and 2000, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3. BUSINESS COMBINATIONS

      During 1998 and 1999, the Company acquired twelve companies. Information about these transactions is summarized as follows which includes additional consideration and purchase price adjustments through December 31, 2000:

                                                             COST OF ACQUIRED COMPANY
                                 ------------------------------------------------------------------------
                                     CASH                   SHARES
  ACQUIRED COMPANY/                 AND DUE     -----------------------------
 DATE OF ACQUISITION              TO SELLERS        COMMON        PREFERRED         VALUE      TOTAL COST
- -------------------------         ----------       --------      -----------       -------    -----------

American Home Developers         $ 1,201,861        259,058              --      $ 6,379,044  $ 7,580,905
   Co., Inc. (a)
04/25/98
Primax Window Co. (b)
04/30/98                           2,034,080        198,725              --        4,101,138    6,135,218
The Rolox Companies (c)
04/30/98                           3,819,812        374,058              --        8,705,826   12,525,638
TD Windows, Inc. (d)
05/15/98                             311,031             --              --               --      311,031
American Home
   Remodeling (e)
07/10/98                           3,192,824        122,415              --        3,044,165    6,236,989
Five Star Builders,
   Inc. (f)
07/12/98                           1,551,245        116,667         223,000        3,773,600    5,324,845
NuView Industries,
   Inc. (g)
07/21/98                           1,215,484            725              --           15,653    1,231,137
Leingang Siding and
   Window, Inc. (h)
08/14/98                           2,923,389         29,255              --          451,949    3,375,338
Thermal Line Windows, LLP (i)
08/14/98                           4,693,120        203,682          97,000        1,742,069    6,435,189
Thomas Construction,
   Inc. (j)
01/04/99                          12,051,874        233,808       1,097,000        9,285,000   21,336,874
Precision Window
   Mfg., Inc. (k)
01/05/99                           3,074,862         37,351              --          540,000    3,614,862
The Thermo-Shield
   Companies (l)
03/01/99                           4,596,898        108,743              --        1,851,483    6,448,381
                                 -----------    -----------     -----------      -----------  -----------
                                 $40,666,480      1,684,487       1,417,000      $39,889,927  $80,556,407
                                 ===========    ===========     ===========      ===========  ===========

(a) American Home Developers Co., Inc., was closed in July 2000 as discussed in Note 13.

(b) Sellers of this business earned additional consideration in 1999 of $450,000 cash and 18,000 common shares valued at $270,000. Additional consideration in 2000 was earned of $450,000 and 18,000 common shares valued at $43,884. The $450,000 was recorded as a long-term liability due to sellers at December 31, 2000, since it was satisfied in 2001 by issuing 53,400 shares of Series D preferred stock and 36,600 shares of Series E preferred stock as discussed in Note 17.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3. BUSINESS COMBINATIONS (CONTINUED)

(c) During 1998 and 1999, additional consideration of $150,000 and $1,050,000, respectively, was paid in cash.

(d) TD Windows, Inc., ceased operations as a separate subsidiary in December 1999. The business of TD Windows, Inc. was continued at Precision Window Mfg., Inc., until Precision was closed in August 2000 as discussed in Note 13.

(e) American Home Remodeling was merged with Five Star Builders, Inc., effective December 31, 1998.

(f) Five Star Builders, Inc., changed its name to ThermoView of California, Inc. in 1998. In 1999, additional purchase price was recorded as a long-term liability due to sellers for $1,115,000 related to this acquisition. This obligation was converted into 223,000 shares of Series D preferred stock in 2000.

(g) NuView Industries, Inc., changed its name to ThermoView of Missouri, Inc. in 1998. Additional purchase price of $25,000 was recorded in 2000 relative to this acquisition.

(h) During 1998, 29,255 shares of common stock valued at $451,949 were recorded as additional consideration. Also, $502,167 was recorded as a liability as of December 31, 1998. This was paid in 1999.

(i) During 1998, 50,003 shares of common stock valued at $772,481 were recorded as additional consideration. Also, $498,314 was recorded as a liability as of December 31, 1998. This was paid in 1999. During 1999, 153,679 additional common shares valued at $484,590 were recorded as additional consideration. Also in 1999, additional purchase price was recorded as a long-term liability due to sellers for $485,000 related to this acquisition. This obligation was converted into 97,000 shares of Series D preferred stock in 2000. The amounts for Thermal Line Windows, LLP include the acquisition of North Country Thermal Line, Inc., in November 1998 for $277,926 cash and 20,973 shares of common stock valued at $324,000.

(j) Stock issued in connection with the acquisition of Thomas Construction, Inc., included 400,000 shares of Series B preferred stock valued at $2,000,000. These shares were converted into 133,334 shares of common stock following the closing of the public offering discussed in Note 11. At December 31, 1999, $1,000,000 was recorded as a current liability due to the seller of this business as additional consideration. This was paid in 2000. Also in 1999, additional purchase price was recorded as a long-term liability due to sellers for $5,485,000 related to this acquisition. This obligation was converted into 797,000 shares of Series D preferred stock and 300,000 shares of Series E preferred stock in 2000.

(k)   Precision Window Mfg., Inc., was closed in August 2000 as discussed in
      Note 13.

(l) In early 2000, the seller of this business returned 76,263 shares of common stock to ThermoView as an adjustment to the purchase price. The

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3. BUSINESS COMBINATIONS (CONTINUED)

      76,263 shares were originally valued at $1,298,469, and this amount has now been reversed from goodwill and stockholders' equity.

      The above acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations of the acquired businesses have been included in the consolidated financial statements since the respective acquisition dates. These companies are engaged primarily in the businesses of manufacturing replacement windows or selling and installing them in the residential retail market. The accompanying consolidated balance sheets as of December 31, 1999 and 2000 include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on estimates of fair value with the excess of cost over the fair value of net assets acquired recorded as goodwill.

      The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entities' results of operations exceed certain targeted levels, generally for a period of three years subsequent to the acquisition dates. Targeted levels are generally set at the annual earnings of the acquired entities before interest and taxes, allowing for the add back of certain salaries and other costs that will not be incurred on a post-acquisition basis. Such additional consideration has been paid in cash and with shares of the Company's common stock or preferred stock, and is recorded when earned as additional purchase price. Goodwill is increased for any additional purchase price. As discussed in Note 9, in September 2000, all sellers agreed to take Series D preferred stock in lieu of cash for any earn-outs to be paid after December 31, 2000.

      The following unaudited pro forma consolidated results of operations are presented as if the acquisitions of the twelve purchased companies had occurred on January 1, 1998:

                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------
(UNAUDITED)                                         1998              1999
                                              ----------------------------------
Net revenues                                   $102,115,345      $ 110,700,351
Net loss                                         (5,632,834)        (1,628,742)
Net loss applicable to common stockholders      (15,957,617)        (6,125,931)
Basic and diluted loss per common share               (3.28)             (1.18)


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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

4. PROPERTY AND EQUIPMENT

      Property and equipment at December 31 consists of the following:

                                                      1999             2000
                                                --------------------------------
Building improvements                            $     639,550    $    578,170
Manufacturing equipment                              1,103,546         524,843
Furniture, fixtures and equipment                      736,705       1,299,605
Computer equipment and software                      1,299,783       1,707,162
Autos and trucks                                     1,069,199       1,105,383
                                                --------------------------------
                                                     4,848,783       5,215,163
Less accumulated depreciation                       (1,169,604)     (2,291,385)
                                                --------------------------------
                                                 $   3,679,179    $  2,923,778
                                                ================================

      During the fiscal year 1999, $673,458 of additions to property and equipment were financed. In 2000, the amount of additions financed was $344,073.

5. Uncompleted Contracts

      Costs and billings on uncompleted contracts at December 31 are as follows:

                                                         1999          2000
                                                     ---------------------------
Costs incurred on uncompleted contracts               $2,022,432    $ 1,811,655
Billings to date                                       1,679,091      1,707,070
                                                     ---------------------------
                                                      $  343,341    $   104,585
                                                     ===========================

      These amounts are included in the accompanying consolidated balance sheets under the following captions:

                                                        1999          2000
                                                     ---------------------------
Costs in excess of billings on uncompleted
  contracts                                           $1,274,073    $1,066,583
Billings in excess of costs on uncompleted
  contracts                                             (930,732)     (961,998)
                                                     ---------------------------
                                                       $ 343,341    $  104,585
                                                     ===========================

6.  LEASES

      The Company and its subsidiaries are lessees under various operating lease agreements for office space, manufacturing facilities, warehouses, equipment and other properties. The Company in general is responsible for all taxes, insurance and utility expenses associated with these leases. Lease renewal options are present in many of the lease arrangements, and range in renewal periods from one to five years. Future minimum rental commitments at December 31, 2000, are as follows:

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


6. LEASES (CONTINUED)


                              RELATED PARTY      OTHER
                 YEAR            LEASES          LEASES        TOTAL
                 ----        -----------------------------------------
                 2001         $1,213,004     $1,285,360    $2,498,364
                 2002            762,477        877,196     1,639,673
                 2003            618,746        696,930     1,315,676
                 2004            601,654        574,619     1,176,273
                 2005            309,311         16,992       326,303
              Thereafter         168,852            375       169,227
                             -----------------------------------------
                Total         $3,674,044     $3,451,472    $7,125,516
                             =========================================


      Rent expense was $722,465, $2,122,111 and $2,093,953 for the years ended December 31, 1998, 1999 and 2000, respectively. Of these amounts, related party rent expense was $296,123 in 1998, $1,164,116 in 1999 and $1,067,133 in 2000.

7. ACCRUED EXPENSES

      Accrued expenses as of December 31 consist of the following:

                                              1999          2000
                                           -------------------------
      Payroll and related                  $1,661,028   $ 1,405,469
      Warranties                              431,481       469,768
      Professional fees                       330,000       231,298
      Other                                   856,415     1,159,695
                                           -------------------------
                                           $3,278,924   $ 3,266,230
                                           =========================


8. LONG-TERM DEBT

      Long-term debt at December 31 consists of the following:

                                                                         2000
                                                                --------------------------
                                                      1999        ACTUAL       PRO FORMA
                                                   ---------------------------------------
Bank revolving line of credit                      $14,969,991  $14,719,991   $        --
Senior subordinated promissory note                  5,999,998    7,900,000     3,150,000
Series A, B and C senior debt                               --           --    10,000,000
Obligations related to guarantors of bank
     revolving line of credit                               --           --     2,575,500
Note payable to bank, with an interest rate
     of 9%, maturing in March 2004, with
     monthly payments of principal and interest
     totaling $4,424                                   188,169      157,291       157,291
Note payable to bank, with an interest rate of
     7.23%, maturing in March 2002, with monthly
     payments of principal and interest totaling
     $11,494                                           275,841      153,869       153,869
Other                                                  324,795      384,416       384,416
                                                   ---------------------------------------
                                                    21,758,794   23,315,567    16,421,076
Less current portion                                   358,920      368,678       409,178
                                                   ---------------------------------------
     Long-term portion                             $21,399,874  $22,946,889   $16,011,898
                                                   =======================================

      Pro forma long-term debt presented above reflects the debt restructuring in March 2001 discussed in Note 17 as if it occurred on

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

8. LONG-TERM DEBT (CONTINUED)

December 31, 2000. The following is a schedule by years of future maturities of the pro forma long-term debt as of December 31, 2000:


                  2001                          $    409,178
                  2002                               271,867
                  2003                               149,913
                  2004                            15,590,118
                                                ------------
                  Total                         $ 16,421,076
                                                ============


      On August 31, 1998, the Company entered into a loan agreement with PNC for a $15,000,000 revolving credit facility. The interest rate is a LIBOR-based variable rate which was 8.69% at December 31, 1999 and 10.73% at December 31, 2000. Interest on the line of credit is payable monthly and principal is payable in full at maturity. On April 14, 2000, the maturity date of the credit facility was extended from January 1, 2001 to May 1, 2001. Four stockholders of the Company (two of whom were also officers and directors of the Company at the time) also agreed to guarantee a total of $3,000,000 of the credit facility for fees equal to an annual rate of 5% from April 2000 through June 2000 and 10% thereafter. These fees totaled $205,992 in 2000.

      On December 18, 1998, the Company executed a $5,500,000 short-term unsecured subordinated promissory note in favor of four stockholders of the Company. Three of the four stockholders were also officers and directors of the Company at the time. The principal amount outstanding under the note at December 31, 1998, was $1,500,000. The interest rate was a LIBOR-based variable rate which was 9.59% at December 31, 1998. As of December 31, 1998, the lenders were also due a loan origination fee of $250,000 which was amortized over the term of the note.

      On July 8, 1999, the Company entered into a senior subordinated promissory note agreement with GE Capital Equity Investments, Inc. (GE Equity) for $10,000,000. A portion of the proceeds of the loan was used to retire the $5,500,000 related-party loan discussed above. Terms of the agreement require 12% interest, payable quarterly. The agreement provides for redemption in whole or in part at the Company's option at a 103% premium the first year, 102% the second year and 101% the third year. The Company must redeem $10,000,000 (or such lesser amount as then may be outstanding) without premium on the maturity date in July 2002. Upon a change in control of the Company, GE Equity has the option to require the Company to redeem all or a portion of the note with a premium due as set forth above. As discussed in
Note 17, certain terms of this debt have been modified, including the fourth quarter 2000 and all of 2001 interest due being added to principal, and the maturity dates of the principal extended to March and April, 2004.

      In connection with the loan agreement, GE Equity was issued a warrant with the right to purchase 555,343 shares of common stock at any time at $.03 per share (the number of shares being subject to adjustment in certain circumstances) until July 2007. In May 2000, one of the stipulated circumstances occurred causing adjustment, so GE Equity now has warrants to purchase 561,343 shares of common stock at $.03 per share. The portion of the proceeds from this loan allocable to the detachable stock purchase warrant amounting to $4,800,000 has been accounted for as paid-in capital (less a prorata share of issue costs of $339,452) with the resulting discount, as well as a prorata share of issue costs of $360,303 to be accounted for as additional interest over the term of the loan. GE Equity has certain demand and

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

8. LONG-TERM DEBT (CONTINUED)

piggy-back registration rights with respect to common stock underlying the warrant.

      On October 14, 1999, the Company secured a $2,500,000 line of credit from PNC Bank, N.A., with interest at prime plus 1%. In accordance with its terms, the $2,125,000 that had been drawn on the line was repaid from proceeds of the Company's public common stock offering discussed in Note 11. The line was guaranteed by four of the Company's stockholders for fees of $100,000. Three of the four stockholders were at that time also directors of the Company.

      Under the Company's financing arrangements (including those discussed in Note 17), substantially all of the Company's assets are pledged as collateral. The Company is required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restriction as to the payment of dividends and the incurrence of additional indebtedness. In connection with waiving defaults at June 30, 2000, PNC required the Company to repay $5 million of the credit facility by December 27, 2000. As more fully discussed in Note 17, the Company was unable to make the required December 27, 2000 payment, violated various other covenants, and was declared in default by PNC in early January 2001. The declaration of default by PNC also served as a condition of default under the senior subordinated promissory note to GE Equity. The PNC note was purchased by GE Equity and a group of officers and directors of the Company in March 2001, and all defaults relating to the GE Equity note and the purchased PNC note were waived. The PNC debt outstanding as of December 31, 2000 is classified as long-term since the debt was either forgiven or replaced with other long-term debt in March 2001.

      Cash paid for interest was $383,244, $2,224,339 and $2,928,759 for 1998,
1999 and 2000, respectively.

      Interest expense on related party debt was $93,611 for 1998, $170,824 for 1999 and $94,850 for 2000.

      The fair value of the Company's long-term debt at December 31, 2000 approximates $16,000,000 and is based on the present value of the underlying cash flows (reflecting the terms of the debt restructuring discussed in Note 17) discounted at the current estimated borrowing rates which might be available to the Company.

9. MANDATORILY REDEEMABLE PREFERRED STOCK

      On April 19, 1999, the Board of Directors authorized the Company to issue up to 25,000 shares of Series C preferred stock. On April 23, 1999, Brown Simpson Growth Fund, L.P., a New York limited partnership, and Brown Simpson Growth Fund, Ltd., a Grand Cayman, Cayman Islands limited partnership, pursuant to a securities purchase agreement, purchased 6,000 shares of Series C preferred stock at $1,000 per share for a total investment of $6,000,000.

      The Series C preferred stock had various redemption rights and conversion rights and required dividend payments (9.6% per annum) payable in the form of 70% cash and 30% Company common stock. In conjunction with the issuance of the Series C preferred stock, the Company issued warrants to purchase up to a total of 400,000 shares of common stock at $21.00 per share (the number of shares and exercise price being subject to adjustment in certain circumstances) at any time until April 22, 2004.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

9. MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

      The portion of the proceeds from this mandatorily redeemable preferred stock issue equal to the estimated fair value of the detachable stock purchase warrants amounting to $1,980,000 has been allocated to paid-in capital (less a prorata share of issue costs of $196,330) with the resulting discount, as well as a prorata share of issue costs of $398,610, being accounted for as additional dividends to the preferred stockholders from the date of issue to the earliest redemption date (October 23, 2000). In addition, since the Series C preferred stock had a beneficial conversion feature at the date of issue, $1,200,000 is included in non-cash preferred dividends in the accompanying consolidated statement of operations for the year ended December 31, 1999.

      In August 1999, the Company amended the exercise price of the aforementioned warrants to $18.00 per share in exchange for a commitment of the holders to refrain from selling any securities of the Company until January 31, 2000. The estimated increase in fair value of the warrants amounting to $180,000 as the result of the change in the exercise price was accounted for as additional dividends to the preferred stockholders from August 1999 through January 2000.

      As mentioned above, the Series C preferred stock agreement contained terms that required increases in the number of common shares exercisable under the stock purchase warrants and adjustments to the exercise price of such warrants. In May 2000, one of the stipulated circumstances occurred and, accordingly, the holders of the mandatorily redeemable preferred stock as of May 2000 had warrants to purchase 600,000 shares (increased from 400,000 shares) of common stock at $12.00 per share (reduced from $18.00 per share).

      In August 2000, the holders of the mandatorily redeemable preferred stock agreed to be paid dividends with 100% Company common stock until such time as the normal quarterly dividend payments of part cash, part common stock were again permitted in accordance with terms of the PNC loan.

      In December 2000, the holders of the $6 million of mandatorily redeemable Series C preferred stock agreed to convert all of its $6 million of preferred stock, including related warrants, into a warrant to purchase 1,100,000 shares of common stock of the Company at an exercise price of $.28 per share. The warrant is exercisable at any time until April 22, 2004. The holder of the warrant has certain demand and piggy-back registration rights with respect to common stock underlying the warrant. The excess of the carrying amount of the Series C preferred stock ($6 million) and the current fair value of the warrants to purchase 600,000 shares of common stock of the Company at $12 per share over the fair value of the warrant to purchase 1,100,000 shares of common stock of the Company at $.28 per share has been reflected as a $5,809,000 benefit of converting the Series C preferred stock to a warrant in arriving at loss applicable to common stockholders in the accompanying consolidated statement of operations for 2000.

      In April 2000, the Company completed negotiations to satisfy its obligations under certain earn-out provisions with previous owners of the Company's subsidiaries. As a result of the negotiations, the Board of Directors authorized 1,500,000 shares of 12% Series D cumulative preferred

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

9. MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

stock ($.001 par value and $5.00 stated value), and the Company then issued 1,417,000 shares to the previous owners in lieu of cash to satisfy $7,085,000 of obligations to them. An additional 22,316 shares of Series D preferred stock have been issued to compensate the previous owners for interest earned amounting to $111,580 prior to settlement of the obligations. The Series D preferred stock is senior to the common stock of the Company and is on parity with the Series E preferred stock discussed below. The Series D preferred stock requires cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12%. The shares of Series D preferred stock are redeemable by the Company at its option, in whole or in part, for cash or common stock that equals the liquidation value of the shares redeemed. The shares of Series D preferred stock are not convertible into common stock, have no voting rights and contain no registration rights. A venture capital firm loaned one of the previous owners $1,500,000 at 12% interest, and collateralized the loan with the previous owner's 1,113,500 shares of 12% Series D cumulative preferred stock. A stockholder, who also is a director of the Company, and a stockholder and former director of the Company have an ownership interest in the venture capital firm.

      In September 2000, holders of approximately $5.7 million, or about 79% of the Series D preferred stock, agreed to the restructure of terms. As a result of the agreement, dividends payable to the holders of the stock will not begin to accrue until October 2001. Also, the Series D preferred stock was revised to add a mandatory redemption provision which requires 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001 (revised to July 1, 2004 as discussed in Note 17). Penalties in the form of a 2% increase per annum in the dividend rate, limited to a maximum adjusted dividend rate of 16% per annum, will apply to those portions of preferred stock that are not timely redeemed, which also applies to the Series E preferred stock discussed below. The Company subsequently redeemed 226,346 shares of the Series D preferred stock with a carrying amount of $1,131,300 for $40,000 from the prior owners of an acquired business, as part of a severance settlement. The excess of the carrying amount over the consideration given of $1,091,730 has been reflected as a redemption benefit in arriving at loss applicable to common stockholders in the accompanying consolidated statement of operations for 2000.

      The remaining approximate 21% or $1.5 million of the Series D preferred stock was converted into 300,000 shares of 12% Series E cumulative preferred stock ($.001 par value and $5.00 stated value). The Series E preferred stock is senior to the common stock of the Company and is on parity with the Series D preferred stock. The Series E preferred stock will pay cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12% subject to the availability of such funds. The undeclared cumulative dividends at December 31, 2000 amount to $128,713. The shares of Series E preferred stock are not convertible into common stock, have no voting rights and contain no registration rights. The Series E has a mandatory redemption provision which requires 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001 (revised to July 1, 2004 as discussed in Note 17).

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

9. MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

      In July 2000, a stockholder/director of the Company loaned a previous owner $183,000 at 9% interest as a partial temporary advance toward the $450,000 amount reflected as due to sellers of acquired businesses in the accompanying consolidated balance sheet as of December 31, 2000. Also, as discussed in Note 17, the $450,000 amount due to sellers was converted to Series D and Series E preferred stock subsequent to December 31, 2000. This amount has been classified as a long-term amount due to sellers of acquired businesses in the accompanying consolidated balance sheet, since it has been refinanced with preferred stock in March 2001.

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

10. INCOME TAXES

      Significant components of income tax expense (benefit) for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                         1998            1999          2000
                                    --------------------------------------------
Current:
   Federal                          $         --     $      --     $        --
   State                                 147,000       310,000         (56,000)
                                    --------------------------------------------
                                         147,000       310,000         (56,000)
Deferred:
   Federal                            (1,112,000)       58,000       1,728,000
   State                                (183,000)        2,000              --
                                    --------------------------------------------
                                      (1,295,000)       60,000       1,728,000
                                    --------------------------------------------
Income tax expense (benefit)        $ (1,148,000)    $ 370,000     $ 1,672,000
                                    ============================================


                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

10. INCOME TAXES (CONTINUED)

      A reconciliation of income tax expense (benefit) with the expected amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                              1998         1999          2000
                                            ------------------------------------
Income tax benefit computed at federal
  statutory tax rate                          (34.0)%      (34.0)%       (34.0)%
State taxes, net of federal benefit             (.4)        15.9           (.2)
Nondeductible expense related to sales of
  common stock to employees                    11.7         --            --
Nondeductible merger and acquisition costs      1.4         --            --
Nondeductible goodwill amortization             4.3         43.2           2.3
Unusual charges-- nondeductible goodwill
  writeoff                                     --           --            15.8
Valuation allowance against deferred tax
  assets                                       --           --            23.7
Other                                          --            3.7            .2
                                            ------------------------------------
     Total                                    (17.0)%       28.8%          7.8%
                                            ====================================


      Significant components of deferred income taxes as of December 31 are as follows:

                                                       1999           2000
                                                  ------------------------------
Net operating loss carryforwards                   $   502,000    $  4,069,000
Allowance for doubtful accounts                        190,000         656,000
Compensation expense related to stock options        1,270,000       1,246,000
Warranties                                             172,000         188,000
Amortization of goodwill                              (500,000)     (1,090,000)
Other                                                   94,000          33,000
                                                  ------------------------------
Deferred tax assets                                  1,728,000       5,102,000
Less valuation allowance                                    --      (5,102,000)
                                                  ------------------------------
Net deferred tax assets                            $ 1,728,000    $         --
                                                  ==============================


      As of December 31, 2000, the Company has net operating loss carryforwards of approximately $12 million for federal income tax purposes. These net operating losses expire in 2017 through 2019. Management has concluded that it is more likely than not that the Company's deferred tax assets at December 31, 2000 will not be realized and, accordingly, these assets have been fully offset by a valuation allowance. As a result, the income tax provision for the year ended December 31, 2000 includes the effect of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999.

      Cash paid for income taxes was $17,614 in 1998, $342,362 in 1999 and $83,708 in 2000.

11. STOCKHOLDERS' EQUITY

      In June 2000, the Company's stockholders approved reducing the amount of authorized shares of common stock from 100 million to 25 million shares and preferred stock from 50 million to 5 million shares. In addition, the

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

11. STOCKHOLDERS' EQUITY (CONTINUED)

Company's stockholders authorized the Company to issue up to 3.75 million shares of common stock in one or more private placements.

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

COMMON STOCK

      During the first quarter of 1998, the Company completed private placements of common stock by issuing 181,472 shares for net proceeds of $613,650. As more fully described in Note 1, on April 15, 1998, the Company acquired all of the outstanding common stock of Thermo-Tilt in a reverse merger.

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

      On September 9, 1999, the Board of Directors declared a one-for-three reverse common stock split which became effective on October 6, 1999. The

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

11. STOCKHOLDERS' EQUITY (CONTINUED)

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

EMPLOYEE STOCK OPTIONS

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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

11. STOCKHOLDERS' EQUITY (CONTINUED)

directors. On January 1, 1999, options for 240,041 shares of common stock were granted to 227 employees of the Company under the 1999 Plan at an exercise price of $15.93 per share. These options vest over a three-year period and expire on July 1, 2003.

      In January 1999, options for 116,667 shares of common stock were granted under the 1998 Plan to certain employees of a business acquired by the Company in January 1999. These options have the same terms as the options granted under the 1999 Plan noted above. The then remaining shares available for grant under the 1998 Plan (6,667 shares) were then considered shares reserved under the 1999 Plan.

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

      In July 1999, options for 161,667 shares of common stock were granted under the Company's 1999 Stock Option Plan. The exercise price of the options is $11.43 per share. Vesting of 124,167 shares occurred on July 29, 1999, and the remaining 37,500 shares vested on July 29, 2000.

      In April 2000, the Company granted options for 13,333 shares of common stock to three new employees under the 1999 Stock Option Plan. The exercise price of the options is $2.50 per share. Vesting of 3,333 occurred immediately while the remaining 10,000 shares vest over a three-year period.

      On June 20, 2000, the Board of Directors approved, subject to stockholder approval, the 2000 stock option plan (the "2000 Plan"). Under the 2000 Plan, qualified or non-qualified stock options may be granted to key employees and nonemployee directors of the Company. The exercise price and terms of any options granted are determined at the date of grant.

      In September 2000, options for 496,998 shares of common stock were granted under the 1999 Plan to key employees and directors. The exercise price of the options is $.625 per share. The options vested immediately and expire ten years from the date of grant.

      The remaining 68,275 shares available for grant under the 1999 Plan as of the close of business on September 30, 2000, were transferred to and reserved for issuance under the 2000 Plan. After transfer of the 1999 Plan

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

11. STOCKHOLDERS' EQUITY (CONTINUED)

remaining shares to the 2000 Plan, 1,400,000 shares are to be reserved for issuance under the 2000 Plan, subject to stockholder approval.

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

                                        1998            1999           2000
                                    --------------------------------------------
Net loss:
  As reported                       $ (5,605,096)   $(1,656,702)   $(23,275,304)
  Pro forma                           (6,395,335)    (2,614,269)    (24,498,064)
Net loss attributable to common
    stockholders:
  As reported                        (15,729,879)    (6,153,891)    (18,287,921)
  Pro forma                          (16,520,118)    (7,111,458)    (19,510,681)
Basic and diluted loss per common
    share:
  As reported                              (3.96)         (1.19)          (2.28)
  Pro forma                                (4.16)         (1.38)          (2.43)


      The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                       1998           1999            2000
                                 -----------------------------------------------
Interest rate                          5.00%         5.02%           5.50%
Dividends                                --            --              --
Expected volatility                    2.21          .753            .610
Expected life in years                    3             5               5


                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

11. STOCKHOLDERS' EQUITY (CONTINUED)

      Stock option activity is summarized as follows:


                                        1998          1999            2000
                                   ---------------------------------------------
Outstanding, January 1                 492,802      1,185,065       1,674,659
Granted                                692,263        575,209         510,331
Exercised                                   --             --              --
Canceled                                    --        (85,615)       (299,183)
                                   ---------------------------------------------

Outstanding, December 31             1,185,065      1,674,659       1,885,807
                                   =============================================

Exercisable                          1,185,065      1,399,710       1,679,637

Available for grant                    123,334        467,073       1,400,000

Average price per share:
  Outstanding, January 1           $       .87    $      2.67     $      6.32
  Granted                                 3.96          15.28             .67
  Exercised                                 --             --              --
  Outstanding, December 31                2.67           6.32            4.44
  Exercisable, December 31                2.67           4.30            3.74

Weighted average grant date fair
  value of options granted during
  the year                         $      3.75    $      9.88     $       .39


      The following table summarizes information about employee stock options outstanding at December 31, 2000:

                  OPTIONS OUTSTANDING                      WEIGHTED-AVERAGE
   NUMBER OUTSTANDING          EXERCISE PRICE        REMAINING CONTRACTUAL LIFE
- --------------------------------------------------------------------------------
            492,802              $    0.87                   21 months
            582,263                   3.45                   55
            211,244                  15.93                   96
             33,334                  25.86                   99
              2,500                  11.64                  101
            120,000                  11.43                  103
             13,333                   2.50                  112
            430,331                    .63                  117


NON-EMPLOYEE STOCK OPTIONS AND PURCHASE WARRANTS

      On October 22, 1997, the Company issued options to purchase 43,483 shares of common stock to several consultants for services. The options were granted at $0.87 per share, vested one year after the grant date and expire five years after grant date. Options for 3,334 shares were exercised in 1999. In March 1998, the Company issued options to purchase 43,483 shares of common stock to consultants for services. The options were granted at $3.45 per share and vested immediately. The Company recognized expense of $11,950 for 1998 and for all of these options granted to consultants based on an estimate of the fair value of the options granted.

      On November 1, 1998, the Company issued stock warrants to purchase 41,667 shares of common stock at $30 per share to a consultant. The warrants

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

11. STOCKHOLDERS' EQUITY (CONTINUED)

vested immediately and expire five years from the date of issue. No expense was recognized due to the insignificance of the estimated fair value of the warrants.

      In August 2000, warrants to purchase 200,000 shares of common stock were issued as consideration for various investment banking services. The warrants are immediately exercisable as follows: 50,000 shares at $4 per share; 50,000 shares at $5 per share; 50,000 shares at $6 per share; and 50,000 shares at $7 per share. The warrants expire two years after the effective date of a registration statement registering the underlying shares. The $7,000 approximate value of the warrants has been expensed and also included as an increase to paid-in capital in 2000.

      In October 2000, the Company issued warrants to purchase 200,000 shares of common stock at $12 per share to satisfy certain obligations with its underwriters arising in connection with the Company's December 2, 1999 public offering of common stock. The warrants expire two years after the issuance date.

      In October 2000, the Company issued warrants to purchase 340,000 shares of common stock at $12 per share and agreed to the payment of $60,000 to WestPark Capital, Inc. (WestPark) for WestPark to act as the Company's non-exclusive financial advisor. The warrants expire two years after the issuance date. In addition to the above compensation, various contingent fee arrangements were agreed upon to be paid to WestPark for raising debt or equity capital for the Company or for providing merger and acquisition candidates to the Company. The agreement is for two years. The fair value of these warrants and the other warrants noted above issued in October 2000 is not significant.

COMMON STOCK SOLD TO EMPLOYEES BY SIGNIFICANT STOCKHOLDER

      During 1998, a significant stockholder who is a former officer and director of the Company sold 107,828 shares of his Company common stock to certain employees or their children at prices below the OTC Bulletin Board price at the date of sale. The Company recognized expense of $2,322,000 in 1998 in connection with these sales.

Common Shares Reserved

      The following table summarizes the number of shares of common stock reserved for future issuance as of December 31, 2000:

Employee stock options:
     Options granted                                                 1,885,807
     Shares reserved for future grants under 2000 Plan, subject
        to stockholder approval                                      1,400,000
Stock purchase warrants issued in connection with:
     Series C convertible preferred stock                            1,100,000
     GE Equity senior subordinated promissory note                     561,343
     Financial advisory services                                       865,500
Other stock options and stock purchase warrants                        125,299
                                                                   -------------
                                                                     5,937,949
                                                                   =============


                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

11. STOCKHOLDERS' EQUITY (CONTINUED)

      The above table does not include the 1,157,030 shares of common stock issuable under the stock purchase warrants issued in March 2001 as discussed in
Note 17.

12. EMPLOYEE BENEFIT PLANS

      Effective January 1, 1999, the Company established a defined contribution 401(k) profit sharing plan and trust for the benefit of all its employees, subject to certain age and service requirements. Plan participants may make salary reduction contributions to the plan which are subject to Internal Revenue Service contribution limitations. The Company makes matching employer contributions of twenty-five percent of the first six percent of the employees' contributions. Employee contributions vest immediately. Employer contributions vest over a six-year period. The Company contributed $105,328 to this plan in 1999 and $282,431 in 2000.

      Thermo-Tilt had a 401(k) profit sharing plan established to cover substantially all of its eligible employees. Employee contributions to the plan were elective, and matching contributions by the employer were optional. Thermo-Tilt incurred $13,971 in contribution expense for the year ended December 31, 1998. This plan was merged into the Company's plan in 1999.

      Five of the Company's acquired businesses had existing 401(k) profit sharing plans. The Company merged these plans into its own plan during 1999. These plans had various eligibility requirements and vesting provisions. All of the plans provided for either a predetermined or discretionary employer match. Contribution expense for these plans aggregated $30,081 for the periods since acquisition during 1998 and $86,331 during 1999 until merger with the Company's plan.

13. UNUSUAL CHARGES

      As a result of the Company's decisions to reduce emphasis on the manufacturing segment and to enhance cash flow and profitability of the Company's retail operations, the Company recorded unusual charges of $11,150,000 in 2000.

      The unusual charges specifically relate to management's and the Board's decisions to close and abandon two ThermoView subsidiaries as follows:

        Operation                                     Activity
        ---------                                     --------
Precision Window Mfg., Inc.              Manufacturer of windows in St. Louis,
(Precision)                              Missouri

American Home Developers Co., Inc.       Retailer of primarily textured coatings
(American Home Developers)               in Los Angeles, California


                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

13. UNUSUAL CHARGES (CONTINUED)

      The Company's consolidated results of operations for 1999 and 2000 include the following amounts for these entities:

                                                              INCOME (LOSS)
                                                             FROM OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999         REVENUES     BEFORE UNUSUAL CHARGES
- ------------------------------------         --------     ----------------------
Precision                                  $ 7,607,208       $    543,547
American Home Developers                     4,401,973           (174,624)


FOR THE YEAR ENDED DECEMBER 31, 2000
- ------------------------------------
Precision                                  $ 2,878,600       $ (2,042,985)
American Home Developers                     1,473,200           (487,785)


      The unusual charges consist of the following:

                                                     AMERICAN HOME
                                          PRECISION    DEVELOPERS       TOTAL
                                          ---------    ----------       -----
Goodwill write-off                      $ 3,075,484   $ 6,891,348   $  9,966,832
Write down of tangible assets to net
  realizable value                          793,168        10,000        803,168
Reserve for expected loss on lease          180,000            --        180,000
Additional warranty accrual                 200,000            --        200,000
                                        -----------   -----------   ------------
                                        $ 4,248,652   $ 6,901,348   $ 11,150,000
                                        ===========   ===========   ============


      Precision had significant operating losses in 2000, and management was not successful in locating a purchaser of the business. Because of the poor operating performance of Precision in 2000 and anticipated future losses, management and the Board decided in June 2000 to close this subsidiary and abandon the business. The Company substantially completed this process in August 2000. The writedown of tangible assets to net realizable value noted above relates to Precision's inventories and equipment expected to be sold below cost based on estimates of selling prices. Precision's warranty reserve has been adjusted for the expected increase in warranty costs which will occur as a result of having to use an outside party to perform warranty work once Precision is closed. Precision's manufacturing facilities are leased under an agreement which expires in December 2004 and has remaining rental payments of $980,000 as of December 31, 2000. The Company believes this facility can be subleased for rents at least equal to the rental obligation, but estimates that subleasing may not occur until nine months into 2001. Accordingly, a $180,000 reserve has been established at December 31, 2000, to accrue for nine months of the expected loss on this lease in 2001.

      American Home Developers incurred losses and had negative cash flow in 2000. Since this subsidiary sold to a different customer base and the development of its product mix was moving contrary to the diversified home improvement product mix of ThermoView's other southern California locations, management concluded in June 2000 that closing this unprofitable operation and abandoning its underlying business was a better alternative than trying to merge the subsidiary with other ThermoView businesses. The operation was closed in July 2000.

                          THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

14. RELATED PARTY TRANSACTIONS

      During the year ended December 31, 1998, the Company had notes receivable at an interest rate of 8% from a company controlled by a relative of a stockholder, who was also an officer and director of the Company. Amounts owed the Company were approximately $181,000 at December 31, 1998. The $181,000 was repaid in January 1999.

      During 1998, the Company purchased $4,106,375 of windows from a supplier owned by a stockholder, who is also a director and officer of the Company. The net amount owed this supplier at December 31, 1998, was approximately $225,393. The Company also purchased $779,518 and $16,279 of windows in 1998 and 1999, respectively, from another company that is owned by a stockholder of the Company.

15. CONTINGENCIES AND COMMITMENTS

      On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability on the remainder of the clams. ThermoView also exercised an election for the removal of the action to the US District Court of Colorado, and the matter was designated by the US District Court as Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the US District Court. The Court has entered a scheduling order establishing a trial date in January 2002. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

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

      In March 2000, the Company entered into a license agreement with Research Frontiers Incorporated (Research Frontiers), a Delaware corporation with headquarters located in Woodbury, New York, for the non-exclusive rights to market windows which utilize variable light transmission technology

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

15. CONTINGENCIES AND COMMITMENTS (CONTINUED)

developed by Research Frontiers. The agreement provides for the payment of a royalty of 5% of the net selling price of the licensed products as defined in the agreement to Research Frontiers for products sold by us that incorporate such technology. Additionally, the Company has agreed to pay to Research Frontiers an annual minimum royalty of $75,000 for 2001 and 2002, and $100,000 for 2003. The royalty is payable in cash or shares of the Company's common stock at the Company's option.

16. SEGMENT INFORMATION

      The Company's business units have separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into three reportable operating segments: retail, manufacturing, and financial services.

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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

16. SEGMENT INFORMATION (CONTINUED)

      Segment information for 1998 was as follows:

                                        Manufac-    Financial
                           Retail        turing     Services     Corporate    Consolidated
                           ------       --------    ---------    ---------    ------------
Revenues from external
   customers            $34,010,547   $3,365,808   $      --    $        --   $37,376,355
Intersegment revenues            --      909,019          --             --       909,019
Interest income              32,050       10,935      11,651         14,421        69,057
Interest expense            131,033       11,009          --        297,089       439,131
Income (loss) from
   operations              (779,613)     298,156    (188,920)    (5,712,645)   (6,383,022)
Depreciation and
   amortization           1,108,192      100,799       7,895         52,894     1,269,780
Total assets             43,553,191    6,894,849     662,234      2,983,348    54,093,622
Additions to
   long-lived assets:
   Property and
    equipment             1,372,935    1,081,564      76,409        158,832     2,689,740
   Goodwill              38,277,847    3,585,855          --             --    41,863,702

      Segment information for 1999 was as follows:

                                         Manufac-    Financial
                           Retail         turing     Services     Corporate     Consolidated
                           ------        --------    ---------    ---------     ------------
Revenues from external
   customers            $100,208,541   $ 7,750,935   $  237,364   $     1,695   $ 108,198,535
Intersegment revenues             --     9,305,021           --            --       9,305,021
Interest income               24,586        41,896       11,109        35,275         112,866
Interest expense             140,165        61,930           --     2,760,165       2,962,260
Income (loss) from
   operations              6,443,942       865,256     (545,628)   (5,200,878)      1,562,692
Depreciation and
   amortization            2,959,678       539,051       21,275       839,242       4,359,246
Total assets              76,181,934    11,968,541    1,743,867     4,076,842      93,971,184
Additions to
   long-lived assets:
   Property and
    equipment                960,771       560,426        4,786       555,427       2,081,410
   Goodwill               31,702,290     4,241,817           --            --      35,944,107

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

16. SEGMENT INFORMATION (CONTINUED)

      Segment information for 2000 was as follows:

                                        Manufac-    Financial
                           Retail        turing     Services     Corporate    Consolidated
                           ------       --------    ---------    ---------    ------------
Revenues from external
   customers            $91,612,078   $ 6,803,568  $  31,753    $    24,530   $ 98,471,929
Intersegment revenues            --     3,898,586         --             --      3,898,586
Interest income              35,423         9,008     91,622         17,046        153,099
Interest expense            140,952        24,112         --      4,545,985      4,711,049
Unusual charges           6,901,348     4,248,652         --             --     11,150,000
Loss from operations     (5,943,161)   (5,643,028)  (561,151)    (4,898,014)   (17,045,354)
Depreciation and
   amortization           3,366,367       460,014     12,707        721,366      4,560,454
Total assets             63,944,341     6,906,985    157,790        701,691     71,710,807
Additions to
   long-lived assets:
   Property and
    equipment               806,253       251,020         --        165,205      1,222,478
   Goodwill                 508,827        22,678         --             --        531,505

17. SUBSEQUENT EVENTS

      On March 22, 2001, ThermoView substantially restructured its debt and its Series D and Series E mandatorily redeemable preferred stock.

      In connection with waiving defaults at June 30, 2000, PNC required the Company to repay $5 million of its credit facility by December 27, 2000. The Company was unable to make the required December 27, 2000 payment, violated various other covenants, and was declared in default by PNC in early January 2001. The declaration of default by PNC also served as a condition of default under the senior subordinated promissory note to GE Equity. The PNC note was purchased by GE Equity and a group of officers and directors of the Company, and all defaults relating to the GE Equity note and the purchased PNC note were waived.

      Long-term debt as of March 22, 2001 reflecting the debt restructuring is as follows:

Senior debt (a):
   Series A - GE Equity                                             $  3,000,000
   Series B - Officers, directors, employees and consultants           2,250,000
   Series C - GE Equity                                                4,750,000

Subordinated debt (b):
   GE Equity                                                           2,850,000
   GE Equity- deferred interest                                          575,000
Obligations related to guarantors of the PNC debt (c)                  2,575,500
Other                                                                    695,576
                                                                    ------------
                                                                    $ 16,696,076
                                                                    ============


(a) The Company owed PNC $14,719,991 as of December 31, 2000. Subsequent to year end, PNC exercised their right to seize $3,000,000 of collateral provided to them by four guarantors of the PNC debt as discussed in Note
      8. This reduced the PNC debt balance to $11,719,991. The remaining balance of $11,719,991 was settled for cash of $5,250,000 and the issuance of a warrant to PNC to purchase 200,000 shares of the

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

17. SUBSEQUENT EVENTS (CONTINUED)

      Company's common stock at $.28 per share. The warrant is exercisable through March 2011. The forgiveness of debt principal by PNC of approximately $6.5 million and the accrued interest on the debt from January 1, 2001 through March 22, 2001, net of related expenses which will include the fair value of the common stock purchase warrant issued to PNC, will be reported by ThermoView as an extraordinary credit, in the first quarter of 2001.

      The settlement with PNC was consummated by restatement of the original PNC note dated August 31, 1998 and by issuing (i) a Series A sub-note payable to GE Equity in the amount of $3,000,000; (ii) Series B sub-notes payable to each of the Series B lenders (officers, directors, employees and consultants) in the total amount of $2,250,000; and (iii) a new Series C sub-note payable to GE Equity in the amount of $6,250,000 face amount ($4,750,000 net of debt discount) representing a portion of GE Equity's original subordinated note of $10,000,000. Also, GE Equity agreed to add interest on this $6,250,000 senior debt to principal through December 31, 2001. GE Equity's subordinated note is now reduced to $3,750,000 face amount ($2,850,000 net of debt discount).

      Collectively, the Series A, B and C sub-notes represent senior debt of the Company. The senior debt will bear interest at a rate of 10% per annum, and will mature March 31, 2004. ThermoView also issued to the Series A and B senior lenders warrants to purchase 957,030 shares of its common stock at $.28 per share. These warrants are exercisable through March 2011. The fair value of the warrants will be accounted for as debt discount and amortized over the term of the debt. These warrants, as well as the warrant issued to PNC, have certain demand and piggy-back registration rights with respect to common stock underlying the warrants.

(b) The GE Equity subordinated debt originally had a face amount of $10,000,000, and at December 31, 2000 had a balance of $7,600,000 net of debt discount. Since $6,250,000 of this debt became senior debt as discussed in (a) above, the remaining face amount is $3,750,000 ($2,850,000 net of debt discount). The maturity date of the subordinated debt was changed from July 2002 to April 30, 2004. Also, GE Equity agreed to add interest on the subordinated debt to principal for the fourth quarter of 2000 and all of 2001. Accordingly, the $3,750,000 note increases to $4,325,000 as of March 31, 2001 to reflect the fourth quarter of 2000 and first quarter of 2001 interest deferral.

(c) One of the four guarantors received a promissory note for $900,000 at 6% interest in full settlement of any potential obligation related to $1,500,000 of funds forfeited to PNC when they exercised their rights under their credit agreement. The $900,000 note matures June 30, 2004. Total interest on the note through maturity approximates $176,000. Since the principal amount of the note and the interest totaling approximately $1,076,000 is less than the $1,500,000 obligation, an extraordinary gain amounting to approximately $424,000 will be reported by the Company in the first quarter of 2001, and the carrying amount of the obligation will be adjusted to approximately $1,076,000.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

17. SUBSEQUENT EVENTS (CONTINUED)

      The other three guarantors who guaranteed $500,000 of the PNC debt each have not settled possible claims related to forfeiture of their respective collateral. Accordingly, ThermoView has recorded a $1,500,000 liability for possible future claims which is classified as long-term since it is not expected to be repaid before the senior restated notes mature.

      In connection with the restructuring of debt, the Company satisfied a $450,000 obligation due to sellers that arose during 2000 by issuing 53,400 additional Series D shares of preferred stock valued at $267,000 and 36,600 additional Series E shares valued at $183,000. Terms of the Series D and Series E preferred stock were also modified. Dividends on the Series D preferred stock still commence October 1, 2001, but are accumulated as additional shares of Series D stock through December 31, 2002. Dividends on the Series E preferred stock will accrue from the effective date of the earlier of (a) the original issuance of the Series E preferred stock or (b) the original issuance of the Series D preferred stock that has been cancelled and replaced with Series E preferred stock. Dividends which accrue from the period beginning from the effective date of issuance of the Series E preferred stock through December 31, 2002 will be paid by the issuance of an equivalent amount of Series E preferred stock. Commencing January 1, 2003, dividends on the Series D and Series E stock will be paid in cash. Also, the mandatory redemption provision which requires 20% annual redemption of this preferred stock over a period of five years will commence July 2004 instead of October 2001.

18. SELECTED QUARTERLY DATA (UNAUDITED)

     Quarterly data for 1999 was as follows:

                                                   First          Second          Third            Fourth
                                                   -----          ------          -----            ------
Revenues                                       $ 21,749,817    $ 28,446,493    $ 29,080,710    $ 28,921,515
Gross profit                                     11,985,562      15,708,389      15,987,805      15,789,421
Net income (loss)                                  (836,040)         51,725        (464,670)       (407,717)
Net loss attributable to common stockholders     (1,260,770)     (1,977,516)     (1,448,277)     (1,467,328)
Basic and diluted loss per common share               (0.27)          (0.41)          (0.27)          (0.23)

     Quarterly data for 2000 was as follows:


                                                   First          Second           Third          Fourth
                                                   -----          ------           -----          ------
Revenues                                       $ 21,476,416    $ 27,230,072    $ 26,384,581    $ 23,380,860
Gross profit                                     11,094,339      14,262,775      13,934,998      12,034,619
Unusual charges                                          --     (10,745,000)             --        (405,000)
Net loss                                         (2,895,119)    (16,357,697)       (586,042)     (3,436,446)
Net income (loss) attributable to common
  stockholders                                   (3,465,554)    (17,078,132)     (1,031,003)      3,286,768(a)
Basic and diluted income (loss) per
  common share                                        (0.44)          (2.16)          (0.13)           0.40

- ------------------------
(a) Includes total benefit of $6,900,730 related to converting Series C preferred stock to a common stock purchase warrant and redeeming shares of Series D preferred stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

      The following table sets forth the name, age, and position within ThermoView of each director and executive officer and the key employees of
ThermoView:

DIRECTORS AND EXECUTIVE OFFICERS

NAME                           AGE  POSITION
- ----                           ---  --------
Stephen A. Hoffmann..........  55   Chairman of the Board and Former
                                      Chief Executive Officer
Charles L. Smith.............  47   Chief Executive Officer, President and
                                      Director
Rodney H. Thomas.............  48   Director, Vice President Thomas
                                    Construction and Former Chief Executive
                                    Officer
James J. TerBeest............  54   Chief Financial Officer
Robin C. Edwardsen...........  53   Vice President of Human Resources
J. Sherman Henderson, III....  58   Director
Ronald L. Carmicle...........  52   Director
Raymond C. Dauenhauer, Jr....  57   Director
Bruce C. Merrick.............  49   Director
George T. Underhill, III.....  45   Director
Robert L. Cox................  58   Director

      STEPHEN A. HOFFMANN. Mr. Hoffmann has served as Chairman of the Board of ThermoView since April 1998 and as Chief Executive Officer from April 1998 to July 2000 and President from April 1998 to November 1998. From May 1992 to February 1997, Mr. Hoffmann, a co-founder of AccuStaff Incorporated, served in various positions with AccuStaff including Vice Chairman and Vice President of Acquisitions. AccuStaff is now known as Modis Professional Services, Inc., a New York Stock Exchange listed temporary staffing company based in Jacksonville, Florida, with annual revenues of over $2.0 billion. The principal growth of AccuStaff revenues has been through an aggressive consolidation strategy in the temporary staffing industry. Mr. Hoffmann was also a co-founder of MetroTech, Inc., a predecessor entity to AccuStaff. Additionally, Mr. Hoffmann has been a member of The Founders Group LLC, a Louisville, Kentucky based venture capital firm, since 1997. Mr. Hoffmann received a B.S. in Commerce with a minor in Accounting from the University of Louisville in 1972.

      CHARLES L. SMITH. Mr. Smith has served as Chief Executive Officer of ThermoView since January 2001 and as a director and President since July 2000. Mr. Smith served as a director of ThermoView from May 1998 through February 2000 and was its Chief Operating Officer from June 1999 through January 2000. Mr. Smith served as Vice President of Manufacturing Operations from November 1998 to June 1999. Mr. Smith founded in 1982 and was the President of Primax Window Co. until its acquisition by ThermoView, at which time he became Primax's Vice President. Mr. Smith is also the founder and President of Bee Line Courier Service, a courier service based in Louisville, Kentucky. Additionally, Mr. Smith has been an officer of Precision Window

Mfg., Inc. since April 1992. Mr. Smith was the President of Achievers Association, a window association of manufacturers, dealers and retailers, from 1990 to 1995.

      RODNEY H. THOMAS. Mr. Thomas has served as a director of ThermoView since May 2000 and served as Chief Executive Officer from July 2000 to January 2001. Mr. Thomas has served as Vice President of Thomas Construction since its acquisition by ThermoView in January 1999. Mr. Thomas founded in 1982 and served as President of Thomas Construction from 1982 until January 1999.

      JAMES J. TERBEEST. Mr. TerBeest served as Chief Financial Officer of ThermoView from May 1998 through July 1999. From August 1999 through December 2000 Mr. TerBeest served as Senior Vice President - Finance and Accounting and in January 2001 again resumed responsibilities as Chief Financial Officer. Mr. TerBeest was formerly the Chief Financial Officer from March 1996 to May 1998 and a director from September 1996 to May 1998 of HomeCare and Hospital Management and prior to that served as Chief Financial Officer of Transitional Health Services. Mr. TerBeest was also a partner with Ernst & Young specializing in auditing services, acquisition and divestiture audits and public offerings. Graduating magna cum laude from the University of Wisconsin - Whitewater with a B.S. degree in accounting, Mr. TerBeest has been a Certified Public Accountant since 1973.

      In August 1998, creditors filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Western District of Kentucky against HomeCare and Hospital Management in an action styled ESTATE OF HOMECARE AND HOSPITAL MANAGEMENT, INC., Case No. 98-34276(2)7. Mr. TerBeest served as Chief Financial Officer for this entity within two years prior to the filing of the bankruptcy action, which includes preference claims asserted by the trustee for the bankrupt estate. In a related action styled ANDERSON V. PINE SOUTH CAPITAL, LLC, ET. AL AND STEPHEN WINTERs, Civil Action No. 3:98CV-739-J originally filed in December 1998 in the United States District Court for the Western District of Kentucky, the plaintiffs have alleged, among other items, fraud and violation of the Racketeer Influenced Corrupt Organizations Act of the Organized Control Act of 1970 by Mr. TerBeest and others in connection with severance pay that the plaintiffs allege Mr. TerBeest and others were not entitled to receive. The Action has not proceeded beyond the filing of the complaint and motions to dismiss the complaint. Mr. TerBeest believes that the allegations set forth in this complaint are without merit.

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

      J. SHERMAN HENDERSON, III. Mr. Henderson has served as a director of ThermoView since August 1998. Mr. Henderson has served as President and Chief Executive Officer of Lightyear Communications, formerly known as UniDial Communications, a telecommunications company, since August 1993. Mr. Henderson is also a founder, President and Chief Executive Officer of UniDial

Direct, which sells commercial telecommunication products. Mr. Henderson has served as the Chairman of the Telecom Resellers Association, a national trade organization, since May 1994. Mr. Henderson received a B.S. in Business Management from Florida State University in 1965.

      RONALD L. CARMICLE. Mr. Carmicle has served as a director of ThermoView since February 2000. Mr. Carmicle has served as the President of River City Development Corporation, a construction company, since February 1975. Mr. Carmicle has also served as the Managing Member of Tates Builders Supply Co. since September 1994. Mr. Carmicle served as President and a National Director of the Associated Builders and Contractors, Inc., a national trade association from 1997 to 1998 and is currently Chairman of the Construction Training Institute. Mr. Carmicle also serves as a director of various private and charitable organizations. Mr. Carmicle received a B.S. degree from Western Kentucky University.

      RAYMOND C. DAUENHAUER, JR. Mr. Dauenhauer has served as director of ThermoView since March 2000. Mr. Dauenhauer served as Chief Executive Officer of Dauenhauer & Son Plumbing and Piping, Inc., a Louisville, Kentucky based plumbing operation from July 1997 to September 1999. Mr. Dauenhauer currently serves as a Director of First Bank of Louisville, Kentucky and is a life member of the Board of Directors for the Louisville Association of Home Builders. Additionally, Mr. Dauenhauer serves as President and Director of the Cerebral Palsy Kids Center. Mr. Dauenhauer has held numerous offices in state and national associations of the plumbing, heating and cooling industry, and is a recipient of the "Distinguished Citizen" award from the City of Louisville.

      BRUCE C. MERRICK. Mr. Merrick has served as a director of ThermoView since July 2000. Mr. Merrick is the President of Dant Clayton Corporation, a private manufacturer of spectator seating located in Louisville, Kentucky, which he founded in 1979. Mr. Merrick is currently a member of several national and widely-known Boards, including D.D. Williamson, the global manufacturer of caramel coloring; Western Kentucky University's Board of Advisors; Actor's Theatre of Louisville's President elect; Custom Quality Services - Metro United Way Agency; and the Western Kentucky University Student Life Foundation. In addition to his professional and philanthropic duties in 2000, Mr. Merrick was recognized as Entrepreneur of the Year for the Manufacturing Division of Kentucky and Southern Indiana.

      GEORGE T. UNDERHILL. Mr. Underhill has served as a director of ThermoView since October 2000. Mr. Underhill is the treasurer of Underhill Associates, located in Louisville, Kentucky and is a partner in numerous real estate entities. Mr. Underhill received a B.A degree in Business and Accounting from Miami University of Ohio in 1977 and received a J.D degree from the University of Louisville in 1980. Mr. Underhill maintains licenses for the practice of law, real estate and public accounting in the Commonwealth of Kentucky. Mr. Underhill is currently the Vice Chairman of the Board of Directors of Palladium Communications, a multi-state licensee of telecommunications, and is founder and director of Premiere Technologies, located in Louisville, Kentucky. Mr. Underhill also maintains director positions with numerous charitable and civic organizations located within the Louisville, Kentucky metropolitan area.

      ROBERT L. COX. Mr. Cox has served as a director of ThermoView since March 2001. Mr. Cox was the founder of the predecessor of Rolox, Inc. in 1973 and of Precision Window Mfg., Co., in 1991. Mr. Cox was a director of Mark

Twain Bank and was President of the Great Kansas City Home Improvement Contractors Association. Mr. Cox also served as President of the Doers Association.

BOARD OF DIRECTORS

      The Board of Directors manages our business. We currently have nine directors. Our certificate of incorporation provides that the Board of Directors shall be divided into three classes. The members of each class of directors serve for staggered three-year terms. The members of the Class II Directors, whose terms are subject to the approval of the shareholders at our annual meeting, are Messrs. Henderson, Thomas and Underhill. In addition, Mr. Merrick's continued term as a Class I director, and Messrs. Smith and Cox's continued terms as Class III directors are subject to approval of the shareholders at our annual meeting. The members of the Class I Directors are Messrs. Carmicle, Merrick and Dauenhauer; and the members of the Class III Directors are Messrs. Cox, Hoffmann and Smith. The initial terms of office of the Class II Directors, Class III, and Class I Directors will expire upon the election and qualification of directors at the annual meetings of stockholders held following the fiscal years ending December 31, 2001, 2002 and 2003, respectively. At each subsequent annual meeting of stockholders, stockholders will elect or re-elect directors for a full term of three years to succeed those directors whose terms are expiring. Any alteration, amendment or repeal of the staggered board requirement in the certificate of incorporation would require the affirmative vote of stockholders owning at least 66 2/3% of the total shares outstanding and entitled to vote generally in the election of directors, voting together as a single class. The Board of Directors has an audit committee and a compensation committee, but does not have a nominating committee. Members of the Board of Directors make recommendations to the full Board for future nominations for membership to the Board of Directors.

MEETINGS OF THE BOARD

      The Board of Directors meets on a quarterly basis and at other times from time to time. The Board of Directors also undertakes action by unanimous written consent as permitted by Delaware law. In 2000, the Board of Directors met thirteen (13) times. All directors, with the exception of Mr. Henderson, attended at least 75% of the meetings of the Board of Directors and of the committees on which they served during the period in which they held office.

COMMITTEES OF THE BOARD

      Audit Committee. The Board of Directors established its audit committee in December 1998. This committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendation of ThermoView's independent auditors, the scope of the annual audits, fees that ThermoView agrees to pay to the independent auditors, the performance of ThermoView's independent auditors and the accounting practices of ThermoView. The members of the audit committee are Messrs. Underhill, Carmicle and Dauenhauer. The members of the audit committee are independent for purposes of the listing standards of the American Stock Exchange.

      COMPENSATION COMMITTEE. The Board of Directors established the compensation committee in December 1998. This committee determines the salaries and benefits, including stock option grants, for ThermoView's employees, consultants, directors and other individuals. The compensation committee also administers ThermoView's compensation plans. The members of the compensation committee are Messrs. Merrick, Dauenhauer and Carmicle.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None of the members of the compensation committee of the Board of Directors is an officer or employee of ThermoView. No executive officer of ThermoView serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on ThermoView's compensation committee.

COMPENSATION OF DIRECTORS

      We currently pay our directors a fee of $10,000 per annum plus reimbursement for expenses incurred in connection with their services performed as directors. We also pay $2,500 per annum to members of the audit committee and $1,500 per annum to members of the compensation committee. In September 2000, the compensation committee granted to Messrs. Henderson, Dauenhauer and Carmicle qualified stock options to purchase, in the aggregate, 33,333 shares of common stock at $.63 per share under the 1999 stock option plan as compensation for services rendered as directors. These options are immediately exercisable in whole or in part. These options expire in May 2010.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded to, earned by or paid to ThermoView's Chief Executive Officer and two former Chief Executive Officers serving in such capacity during 2000, and the four other highest compensated executive officers and executive officers no longer serving as such as of December 31, 2000 whose annual salary and bonus exceeded $100,000 in 2000 for services rendered in all capacities to ThermoView during 2000:

SUMMARY COMPENSATION TABLE


                                                                   LONG-TERM
                                                              COMPENSATION AWARDS
                                                              -------------------
                                                                  SECURITIES
                                      ANNUAL COMPENSATION         UNDERLYING
                                   ---------------------------   OPTIONS/SARS
                                                   OTHER ANNUAL    -----------    ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY        COMPENSATION    (# SHARES)   COMPENSATION
- ---------------------------  ----    ------        ------------    ----------   ------------
Stephen A. Hoffmann........  2000  $ 86,458      $17,930(1)(2)(3)    10,000     $ 93,750(4)
  Former Chief Executive     1999   150,000       20,414(1)(2)(3)        --       87,500(5)
  Officer..................  1998   106,250       10,100(1)(2)      426,104           --


Nelson E. Clemmens.........  2000    87,500        11487(6)(7)          --        31,296(4)
  Former President.........  1999   154,167       13,564(6)(7)          --        87,500(5)
                             1998    89,583(20)    6,631(6)(7)      110,149           --

Rodney H. Thomas(8)........  2000   260,811(9)    20,925(10)(11)    146,666           --
  Former Chief Executive     1999    25,000(9)    16,770(11)         25,000           --
  Officer..................  1998   390,635(9)    16,675(11)             --           --
  Vice President...........

James J. TerBeest(12)......  2000    86,874(13)  105,298(13)             --           --
  Chief Financial            1999   158,000       12,089(14)         41,667           --
  Officer..................  1998   100,000        7,303(14)         41,667           --
  Former Senior Vice
  President................

Charles L. Smith...........  2000   194,240(15)   15,875(16)(17)     73,334           --
  Chief Executive            1999   185,000(15)   23,411(16)(17)        834           --
  Officer, President,        1998   152,933(15)   23,396(16)(17)         --           --
  Former Chief Operating
  Officer, Vice
  President/
  Manufacturing
  Operations...............

John H. Cole(19)...........  2000   135,883        4,023(18)         10,000           --
  Former Chief               1999   120,833        4,316(18)         33,334           --
  Financial Officer........  1998    16,667          643(18)        100,000           --


- ----------

(1) Includes $10,000 in director fees for 2000, $3,600 in 1999 and $5,000 for 1998.

(2) Includes $7,200 in automobile benefits for 2000, $7,200 in 1999 and $5,100 in 1998.

(3)   Includes $4,330 in insurance benefits.

(4)   Represents fees in connection with a $3.0 million loan Guaranty Agreement.

(5) Represents loan origination fees in connection with a $5.5 million loan and a $2.5 million loan made to ThermoView by a group of individuals.

(6) Includes $7,500 in director fees for 2000, $10,000 in 1999 and $5,000 for 1998.

(7) Includes $3,988 in insurance benefits for 2000, $3,564 for 1999 and $1,631 in 1998.

(8)   Resigned as Chief Executive Officer effective January 2001.

(9) Represents salary paid by Thomas Construction. 1998 total represents salary paid by Thomas Construction and affiliated companies prior to acquisition by ThermoView.

(10)  Includes $3,500 in director fees for 2000.

(11) Includes $11,499 in automobile benefits and $5,926 in insurance benefits for 2000, $11,499 in automobile benefits and $5,271 in insurance benefits for 1999 and $11,884 in automobile benefits and $4,791 in insurance benefits in 1998.

(12)  Mr. TerBeest became Chief Financial Officer in January 2001.

(13) The $86,874 represents salary from January through mid-July 2000. The $105,298 includes $3,250 in automobile expenses and $3,048 in insurance benefits from January through mid-July 2000 and $99,000 in consulting fees payable to Emerging Business Solutions, LLC (EBS) from mid-July 2000 through December 2000. Consulting fees include a prepayment of $63,233 against the annual amount due under the consulting agreement with ThermoView. Mr. TerBeest is a member of EBS.

(14) Includes $6,000 in automobile benefits and $6,089 in insurance benefits for 1999 and $4,000 in automobile benefits and $3,303 in insurance benefits in 1998.

(15) Represents $20,740 in salary paid by ThermoView, $143,500 in salary paid by Primax Window Co. and $30,000 in salary paid by Precision Window in 2000, $125,000 in salary paid by Primax Window Co. and $65,000 in salary paid by Precision Window for 1999 and $137,308 in salary paid by Primax from January to November 1998 and $15,625 in salary paid by ThermoView from November 1998 to December 1998.

(16) Includes $3,448 in director fees for 2000, $10,000 for 1999 and $5,000 for 1998.

(17) Includes $9362 in automobile benefits and $3,064 in insurance benefits for 2000, $9,360 in automobile benefits and $4,051 in insurance benefits for 1999 and $9,598 in automobile benefits and $8,798 in insurance benefits for 1998.

(18)  Represents insurance benefits.

(19)  Mr. Cole resigned as Chief Financial Officer in January 2001.

(20)  Includes $6,250 in consulting fees received from Thermo-Tilt in April
      1998.

STOCK OPTION GRANTS

      The following table sets forth information regarding options granted by ThermoView to the named executive officers during the year ended December 31, 2000. Each option represents the right to purchase one share of common stock. ThermoView has not granted any stock appreciation rights.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                    POTENTIAL
                               INDIVIDUAL GRANTS                REALIZABLE VALUE
                   -------------------------------------------     AT ASSUMED
                    NUMBER OF                                    ANNUAL RATES OF
                   SECURITIES                                      STOCK PRICE
                   UNDERLYING PERCENTAGE   PER                  APPRECIATION FOR
                     OPTIONS   OF TOTAL   SHARE                   OPTION TERM(1)
                     GRANTED    OPTIONS  EXERCISE  EXPIRATION   ----------------
NAME               (# SHARES)   GRANTED   PRICE       DATE        5%       10%
- ----               ----------  --------- --------  -----------  -------  -------
Stephen A.
  Hoffmann            10,000       2%       $.63    09/26/10     1,798    6,424

Rodney H. Thomas     146,666      29.5%     $.63    09/26/10    26,363   94,218

John H. Cole          10,000       2%       $.63    09/29/03        Nil     Nil

Charles L. Smith      73,334      14.7%     $.63    09/26/10    13,182   47,110

(1) The initial value used for calculating appreciation is based on the $.50 per share closing price of our common stock on the American Stock Exchange on December 31, 2000.


- ----------

OPTION EXERCISES AND HOLDINGS

      The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers at December 31, 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                       SHARES              UNDERLYING UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                      ACQUIRED             AT FISCAL YEAR END (# SHARES)     AT FISCAL YEAR END(1)
                    ON EXERCISE   VALUE    -----------------------------  ----------------------------
NAME                 (# SHARES)  REALIZED  EXERCISABLE     UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
- ----                 ----------  --------  -----------     -------------  -----------    -------------
Stephen A. Hoffmann ..   0          0       385,664              0            $0             $0
Rodney H. Thomas .....   0          0       163,333          8,333             0              0
James J. TerBeest ....   0          0        62,501              0             0              0
Charles L. Smith .....   0          0        73,890            277             0              0

- ----------

(1) The value of the in-the-money options is based on the $.50 per share closing price of our common stock on the American Stock Exchange on December 31, 2000.

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

1999 STOCK OPTION PLAN

      The 1999 stock option plan became effective as of January 1, 1999. The purpose of the 1999 stock option plan was to promote the interests of ThermoView by attracting key employees and directors, providing each of its key employees and directors with an additional incentive to work to increase the value of the common stock and providing key employees and directors with a stake in the future of ThermoView which corresponds to the stake of the stockholders. ThermoView authorized for issuance a total of 833,334 shares of common stock under the 1999 stock option plan. As of December 31, 2000, the Board of Directors had granted options to purchase 968,872 shares of common stock (including shares canceled and subsequently granted) at prices ranging from $.63 to $25.86.

      Stock Options. Each stock option granted under the 1999 stock option plan entitles the holder to purchase the number of shares of common stock specified in the grant at the purchase price specified. The 1999 stock option plan authorizes the Compensation Committee to grant:

      o incentive stock options within the meaning of Section 422 of the Internal Revenue Code to key employees, and

      o non-qualified stock options under the Internal Revenue Code to key employees or non-employee directors.

      If an option granted under the 1999 employee stock option plan expires, is canceled or is exchanged for a new option before a holder exercises the option in full, the shares reserved for the unexercised portion of the option became available again for use under the 1999 stock option plan. Shares underlying an option that a holder surrenders and shares used to satisfy an option price or withholding obligation did not become available for use under the 1999 stock option plan.

2000 STOCK OPTION PLAN

      The 2000 stock option plan became effective as of September 1, 2000. The purpose of the 2000 stock option plan is to promote the interests of ThermoView by attracting key employees and directors, providing each of its key employees and directors with an additional incentive to work to increase the value of the common stock and providing key employees and directors with a stake in the future of ThermoView which corresponds to the stake of the stockholders. ThermoView authorized for issuance a total of 1,400,000 shares of common stock under the 2000 stock option plan. As of December 31, 2000, the Board of Directors had granted no options from the plan. ThermoView requires the approval of its stockholders at its 2001 annual meeting in order to grant options under the 2000 stock option plan.

      STOCK OPTIONS. Each stock option granted under the 2000 stock option plan will entitle the holder to purchase the number of shares of common stock specified in the grant at the purchase price specified. The 2000 stock option plan authorizes the Compensation Committee to grant:

      o incentive stock options within the meaning of Section 422 of the Internal Revenue Code to key employees, and

      o non-qualified stock options under the Internal Revenue Code to key employees or non-employee directors.

      If an option granted under the 2000 employee stock option plan expires, is canceled or is exchanged for a new option before a holder exercises the option in full, the shares reserved for the unexercised portion of the option will become available again for use under the 2000 stock option plan. Shares underlying an option that a holder surrenders and shares used to satisfy an option price or withholding obligation will not become available for use under the 2000 stock option plan.

401(K) PLAN

      In January 1999, our Board of Directors created a 401(k) profit sharing plan for its employees. Participants may elect to make contributions pursuant to salary withholding not to exceed $10,000 per annum. We intend to make matching contributions on the first 25% of the first 6% of a participant's annual compensation that a participant contributes.

EMPLOYMENT AND CONSULTING AGREEMENTS

      Thermo-Tilt and Mr. Hoffmann were parties to an employment agreement, as amended, governing his employment with Thermo-Tilt. The agreement expired in January 2000.

      ThermoView and Mr. Hoffmann were parties to an employment agreement, as amended, governing his employment with ThermoView. The agreement expired in April 2000. The agreement provided that Mr. Hoffmann receive a base salary of $150,000 per annum and be eligible to receive an annual bonus equal to two percent of ThermoView's pre-tax income.

      Thermo-Tilt and Mr. Clemmens were parties to an employment agreement, as amended, governing his employment with Thermo-Tilt. The agreement expired in January 2000.

      ThermoView and Mr. Clemmens were parties to an employment agreement, as amended, governing his employment with ThermoView. The agreement expired in April 2000. The agreement provided that Mr. Clemmens receive a base salary of $150,000 per annum.

      ThermoView and Mr. TerBeest were parties to an employment agreement governing his employment with ThermoView as its Senior Vice President-Finance and Accounting, which expired in July 2000. The agreement provided that Mr. TerBeest was to receive a base salary of $158,000 per annum. ThermoView and Emerging Business Solutions, LLC, of which Mr. TerBeest is one of three members, are parties to a consulting services agreement governing financial and accounting management services provided to ThermoView. This agreement expires in July 2001. Emerging Business Solutions receives per annum fees not to exceed $480,000 plus expenses.

      ThermoView and Mr. Smith are parties to an employment agreement governing his employment with Primax Window Co. The agreement expires in April 2001. The agreement provides that Mr. Smith receive a base salary of $125,000 per annum. ThermoView and Mr. Smith are also parties to an employment agreement governing his employment with Precision Window Mfg., Inc. The agreement expires in January 2002. The agreement provides that Mr. Smith receive a base salary of $60,000 per annum.

      Thomas Construction and Mr. Thomas are parties to an employment agreement governing his employment with Thomas. The agreement expires on December 2001. The agreement provides that Mr. Thomas receive a base salary of $225,000 per annum.

      ThermoView and Mr. Edwardsen are parties to an employment agreement governing his employment with ThermoView. The agreement expires in April 2002. The agreement provides that Mr. Edwardsen receive a base salary of $100,000 per annum.

      ThermoView and Mr. Cole were parties to an employment agreement governing his employment with ThermoView. The agreement expired in October 2000. The agreement provided that Mr. Cole receive a base salary of $150,000 per annum.

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

      The employment and consulting agreements for our Chief Executive Officer and the four other highest compensated executive officers and those officers no longer serving as of December 31, 2000, whose annual salary and bonus exceeded $100,000 in 2000, stipulated the compensation awarded to, earned by or paid to such executives in 2000. All such employment and consulting agreements are disclosed in this report. The Board of Directors approved all of the employment and consulting agreements.

      As these employment and consulting agreements expire, we shall assist the Board of Directors in monitoring the compensation arrangements with our senior executives. We will consider the following factors, among others, in determining appropriate compensation arrangements with our senior executives:

      o our desire to attract and retain the best qualified and most talented executives available in our business to lead ThermoView in the creation of shareholder value;

      o our desire to motivate and reward annual and long-term results achieved by the executives for our shareholders based upon corporate and individual performance; and

      o our desire to pay competitively as measured against other companies in our industry.

      At least annually, we will meet and review performance evaluations of the senior executives.

      During 2000, ThermoView did not pay any bonuses to its senior executives.

COMPENSATION COMMITTEE:

Raymond C. Dauenhauer, Jr.
Bruce C. Merrick
Ronald L. Carmicle

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

      The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the committee reviewed the audited financial statements in the Form 10-K with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

      The committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality , not just the acceptability, of ThermoView's accounting principles and such other matters as are required to be discussed with the committee under generally accepted auditing standards. In addition, the committee has discussed with the independent auditors the auditors' independence from management and ThermoView including the matters on the written disclosures required by the Independence Standards Board and considered the compatibility of nonaudit services with the auditors' independence.

      The committee discussed with our independent auditors the overall scope and plans for their respective audits. The committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls, and the overall quality of our financial reporting. The committee held two meetings during fiscal year 2000.

      In reliance on the reviews and discussions referred to above, the committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2000, for filing with the Securities and Exchange Commission. The committee and the Board have also recommended, subject to shareholder approval, the selection of our independent auditors.

George T. Underhill, III, Audit Committee Chair
Ronald L. Carmicle, Audit Committee Member
Raymond C. Dauenhauer, Audit Committee Member

INDEPENDENT AUDITORS FEES

      Audit Fees. We estimate that the aggregate fees billed by our independent auditors for professional services rendered in connection with
(i) the audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000, and (ii) the review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, were approximately $270,000.

      FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES. We paid no fees in this category for the year ended December 31, 2000 to our independent auditors.

      ALL OTHER FEES. Aggregate fees for all other services rendered by our independent auditors for our most recent fiscal year were $97,925. These fees include audit-related fees of $24,900 for work performed by the independent auditors with respect to an audit of our employee benefit plan and accounting consultations, as well as income tax compliance and consulting services of $73,025.

                                PERFORMANCE GRAPH

      The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the shareholders during the 32-month period ended December 31, 2000, as well as an overall stock market index, the Russell 2000, and ThermoView's peer group index utilized for a comparable period which we have selected on an industry basis. The component companies utilized in the Peer Group are Comfort Systems USA, Inc., Integrated Electrical Services, Nortek, Inc., and Royal Group Technologies, LTD. The market capitalization of each peer group company is weighted in the performance graph set forth below.

                         COMPARATIVE ANNUAL TOTAL RETURN
         THERMOVIEW INDUSTRIES, INC., RUSSELL 2000 INDEX AND PEER GROUP
                     (PERFORMANCE RESULTS THROUGH 12/31/99)*

NAME                            04/15/98     12/31/98     12/31/99    12/31/00
- ----                            --------     --------     --------    --------
ThermoView Industries, Inc.    $  100.00       $61.59    $   19.47   $    1.65
Russell 2000 Index                100.00        88.01       103.71       99.67
Peer Group                        100.00        79.97        59.18       34.56


* Assumes $100 invested at the close of trading April 15,1998 in ThermoView Industries, Inc. Common Stock, Russell 2000 Index and Peer Group and reinvestment of all dividends.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2001 for each officer and director of ThermoView, each person known by us to own of record or beneficially more than 5% of the outstanding shares of our common stock, and all officers and directors of ThermoView as a group. In accordance with the SEC's rules, the following table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 27, 2001. Unless otherwise indicated, each of the persons named in the following table has sole voting and investment power with respect to the shares they own.


                                                  NUMBER OF
                                                    SHARES
                                                 BENEFICIALLY    PERCENTAGE
BENEFICIAL OWNER                                    OWNED        OF CLASS(1)
- ----------------                                -------------    -----------
Brown Simpson Partners I, Ltd.(2)............      1,457,425          16.5%
GE Capital Equity Investments, Inc.(3).......      1,108,217          12.5
James Thomas Kelly(4)........................        825,400          10.7
Stephen A. Hoffmann(5).......................        555,242           6.8
LD Capital, Inc.(6)..........................        492,802           6.0
Rodney H. Thomas(7)..........................        304,949           3.9
Charles L. Smith(8)..........................        214,567           2.7
John H. Cole(9)..............................        176,668           2.2
Robert L. Cox(10)............................        234,307           3.0
Raymond C. Dauenhauer, Jr.(11)...............        121,843           1.6
Nelson E. Clemmens(12).......................        110,150           1.4
James J. TerBeest(13)........................         74,950           1.0
Robin C. Edwardsen(14).......................         71,667           *
Ronald L. Carmicle(15).......................         34,158           *
J. Sherman Henderson III(16).................         30,825           *
Bruce C. Merrick(17).........................          6,380           *
George T. Underhill, III(18).................          6,380           *
All  directors  and  executive  officers  as a
  group (13 persons)(19).....................      1,943,587          21.5


- ----------

*     Less than 1% of total.

(1) Based on 7,726,461 shares of common stock outstanding, plus, for each individual or entity, the number of shares of common stock that each individual or entity may acquire upon the exercise of stock options or warrants or conversion of convertible securities within 60 days of March 27, 2001.

(2) Includes 1,100,000 shares issuable upon exercise of outstanding warrants, and 357,425 shares of common stock issued as dividends on the previously issued and outstanding Series C preferred stock. Brown Simpson Partners I, Ltd. is controlled by their general and managing partner, Brown Simpson Asset Management, LLC. The principal address for Brown Simpson Partners I, Ltd. is 152 West 57th Street, 40th Floor, New York, New York 10019.

(3) Represents shares issuable upon exercise of outstanding warrants. GE Capital Equity Investments, Inc. is a subsidiary of General Electric Company. GE Capital Equity Investments, Inc.'s address is 120 Long Run Road, Stamford, Connecticut 06927.

(4)   Mr. Kelly's address is 218 4th Ave., Newtown Square, Pennsylvania, 19603.

(5) Includes 11,596 shares deemed beneficially owned by Mr. Hoffmann as trustee of two trusts, as to which Mr. Hoffmann disclaims beneficial ownership. Includes 385,664 shares issuable upon exercise of outstanding stock options granted to Mr. Hoffmann. Includes 23,698 shares issuable upon the exercise of a warrant issued to Mr. Hoffmann. Includes 33,333 shares owned by Founders Group, LLC, a limited liability company in which Mr. Hoffmann owns one-third of the outstanding ownership interest. Includes 33,334 shares beneficially owned by Mr. Hoffmann as trustee of two trusts, as to which Mr. Hoffmann disclaims beneficial ownership. Mr.

      Hoffmann's address is ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228.

(6) Represents shares issuable upon exercise of outstanding stock options granted to LD Capital, Inc. Substantially all of the outstanding stock of LD Capital, Inc. is held by Lindsey Maxwell, the spouse of Mr. Maxwell, our former Corporate Development Manager and the President, Secretary, Treasurer and sole director of LD Capital, Inc., as custodian for their minor children. Messrs. Dauenhauer and Underhill each own a minority interest in LD Capital, Inc. Mr. Clemmens is also a minority shareholder and the former President, Secretary, Treasurer and sole director of LD Capital, Inc. The address for LD Capital, Inc. is 133 South Third Street, Suite 402, Louisville, Kentucky 40202.

(7) Includes 163,333 shares issuable upon exercise of outstanding stock options granted to Mr. Thomas. Includes 154,948 shares issuable upon exercise of a warrant issued to Mr. Thomas.

(8) Includes 73,890 shares issuable upon exercise of outstanding stock options granted to Mr. Smith. Includes 85,677 shares issuable upon exercise of a warrant issued to Mr. Smith.

(9) Includes 143,334 shares issuable upon exercise of outstanding stock options granted to Mr. Cole. Mr. Cole resigned as Chief Financial Officer effective January 2001.

(10) Includes 45,573 shares issuable upon the exercise of a warrant issued to Mr. Cox.

(11) Mr. Dauenhauer became a director of ThermoView effective March 2000. Includes 11,111 shares issuable upon exercise of outstanding stock options granted to Mr. Dauenhauer. Includes 6,380 shares issuable upon the exercise of a warrant issued to Mr. Dauenhauer.

(12) Includes 110,149 shares issuable upon exercise of outstanding stock options granted to Mr. Clemmens. Mr. Clemmens resigned as President and director in July 2000.

(13) Includes 62,501 shares issuable upon exercise of outstanding stock options granted to Mr. TerBeest. Includes 9,115 shares issuable upon the exercise of a warrant issued to Emerging Business Systems, LLC, of which Mr. TerBeest is a member. Mr. TerBeest became Chief Financial Officer effective January 2001.

(14) Includes 71,667 shares issuable upon exercise of outstanding stock options granted to Mr. Edwardsen.

(15) Mr. Carmicle became a director of ThermoView effective February 2000. Represents shares held by Lyncar Enterprises, Inc., of which Mr. Carmicle owns 100% with his spouse. Includes 11,111 shares issuable upon exercise of outstanding stock options granted to Mr. Carmicle. Includes 6,380 shares issuable upon the exercise of a warrant issued to Mr. Carmicle.

(16) Includes 1,667 shares issuable upon exercise of outstanding stock options granted to Mr. Henderson. Includes 6,380 shares issuable upon the exercise of a warrant issued to Mr. Henderson.

(17) Includes 6,380 shares issuable upon the exercise of a warrant issued to Mr. Merrick.

(18) Includes 6,380 shares issuable upon the exercise of a warrant issued to Mr. Underhill.

(19) Includes 1,323,118 shares issuable upon exercise of outstanding stock options and warrants owned by all directors and officers as a group which vest within 60 days of March 27, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERIES C PREFERRED STOCK AND WARRANTS

      In April 1999, we issued an aggregate of 6,000 shares of Convertible Series C preferred stock to two institutional accredited investors, Brown Simpson Growth Fund, L.P., a New York limited partnership, and Brown Simpson Growth Fund, Ltd., a Grand Cayman, Cayman Islands limited partnership, at a per share purchase price of $1,000, for a total investment of $6.0 million. In conjunction with the issuance of the Series C preferred stock, we issued to the two funds warrants to purchase up to a total of 400,000 shares of common stock at $21.00 per share. In December 2000, Brown Simpson surrendered all outstanding warrants and shares of outstanding Series C preferred stock in exchange for a warrant to purchase up to 1,100,000 shares of common stock at $.28 per share. This warrant expires on April 2004.

SERIES D PREFERRED STOCK

      In April 2000, we agreed to issue an aggregate of 1,439,316 shares of 12% Cumulative Series D preferred stock with a liquidation value of $5.00 per share to Rodney H. Thomas and other individuals, all of whom were prior principals of companies we acquired. We agreed to issue these shares as full payment of post closing earn-out incentives owed to these principals that were due and payable in cash and common stock and full payment of interest earned by these individuals prior to settlement of the earn-out incentives. The Series D preferred stock is senior to our common stock and is on parity with the Series E preferred stock. The Series D preferred stock will pay cumulative dividends at the rate of $.60 per share annually, subject to the legal availability to pay the dividends and the consent of our lenders. The shares of Series D preferred stock are redeemable by ThermoView for cash or common stock that equals the liquidation value of the shares redeemed, plus cumulative unpaid dividends. In September 2000, we amended the terms of the Series D preferred stock by adding a mandatory redemption provision in exchange for the deferral of dividends until October 1, 2001. The mandatory redemption provision required us to redeem 20% of the outstanding Series D preferred stock per annum beginning October 2001, and provided for a 2% increase in the dividend in the event that we were unable to redeem the required amount. In January 2001, we agreed to issue 53,400 shares of Series D preferred stock to Charles L. Smith to satisfy a post closing earn-out incentive obligation. In February 2001, 226,346 shares of Series D preferred stock were surrendered and cancelled in settlement of a disputed claim. In March 2001, we further amended the terms of the Series D preferred stock to provide for the payment of accrued dividends for the period beginning October 1, 2001 through December 31, 2002 with an equivalent amount of Series D preferred stock, and for payment of cash dividends on a quarterly basis for accrued dividends for the period beginning January 1, 2003. Also, the mandatory redemption provision, which requires 20% annual redemption of the Series D preferred stock over a period of five years, we amended to commence July 1, 2004. The shares of Series D preferred stock are not convertible into common stock, have no voting rights and contain no registration rights.

SERIES E PREFERRED STOCK

      In September 2000, we agreed to issue an aggregate of 300,000 shares of 12% Cumulative Series E preferred stock with a liquidation value of $5.00 per share to Rodney H. Thomas. In January 2001, we agreed to issue 36,600 shares of Series E Preferred Stock to Charles L. Smith. We agreed to issue these shares, in addition to shares of Series D preferred stock, as full payment of post closing earn-out incentives owed to these officers that were due and payable in cash and common stock and full payment of interest earned by these individuals prior to settlement of the earn-out incentives. The Series E preferred stock is senior to our common stock and is on parity with the Series D preferred stock. The Series E preferred stock will pay cumulative dividends at the rate of $.60 per share annually, subject to the legal availability to pay the dividends and the consent of our lenders. The Series E preferred stock included a provision requiring us to redeem 20% per annum of the outstanding Series E preferred stock beginning October 1, 2001, and provided for a 2% increase in the dividend in the event that we were unable to redeem the required amount. The terms of the Series E preferred stock provide for the accrual of dividends beginning with the date of issuance of Series E preferred stock, with payment commencing October 1, 2001. In March 2001, we amended the terms of the Series E preferred stock to provide for the accrual of dividends beginning with the earlier of the date of issuance of Series E preferred stock or the date of issuance of Series D preferred stock surrendered in exchange for Series E preferred stock. In addition, the amendment provided that payment for accrued dividends for the period which ends December 31, 2002 with an equivalent amount of Series E preferred stock, and for payment of cash dividends on a quarterly basis for accrued dividends for the period beginning January 1, 2003. Also, the mandatory redemption provision, which requires 20% annual redemption of the Series D preferred stock over a period of five years, we amended to commence July 1, 2004. The shares of Series E preferred stock are not convertible into common stock, have no voting rights and contain no registration rights.

SENIOR DEBT, SENIOR SUBORDINATED NOTE AND WARRANTS

      In July 1999, we received $10.0 million in senior subordinated financing from GE Equity. Interest under the note is payable quarterly in arrears at 12% per annum, subject to substantial increases in certain circumstances. Principal under the note was originally payable in full in July 2002. We may prepay the note at a premium prior to its maturity. The note requires us to comply with affirmative and negative covenants. The note, which GE Equity extended in March 2001 until April 30, 2004, is secured by a lien on substantially all of our assets, a guarantee executed by our subsidiaries and a pledge of our ownership in our current and future subsidiaries. In conjunction with the issuance of the note, we issued to GE Equity warrants to purchase 555,343 shares of our common stock at $0.03 per share which expire during July 2007. In June 2000, the number of shares eligible for purchase by the warrant increased to 561,343 due to anti-dilution provisions contained in the warrant. We have also granted to GE Equity two demand registration rights and unlimited piggyback registration rights for the shares of common stock issuable upon exercise of the warrants.

      In August 1998, we established a $15.0 million line of credit with PNC Bank. We owed PNC Bank $14,719,991 as of December 31, 2000. Subsequent to year end, PNC exercised its right to seize $3,000,000 of collateral provided to it by four guarantors of the PNC Bank debt. Consequently, we reduced the PNC Bank debt balance to $11,719,991. The remaining balance of $11,719,991 we settled for cash of $5,250,000 and the issuance of a warrant to PNC Bank to purchase 200,000 shares of our common stock at $.28 per share. The warrant is exercisable through March 2011.

      We consummated settlement with PNC Bank by restating the original PNC Bank note and by issuing a Series A note payable to GE Equity in the amount of $3,000,000, Series B notes payable to each of the Series B lenders in the total amount of $2,250,000, and a new Series C note payable to GE Equity in the amount of $6,250,000 representing a portion of GE Equity's original $10,000,000 subordinated note. Also, GE Equity agreed to add interest on this $6,250,000 senior debt to principal through December 31, 2001. The debt that we owed GE Equity on the $10,000,000 subordinated note was reduced to $3,750,000. Also, GE Equity agreed to add interest on this $3,750,000 subordinated note to principal through December 31, 2001. The outstanding principal on this subordinated debt is therefore $4,325,000 on March 31, 2001.

      Collectively, the Series A, B and C notes represent our senior debt. The senior debt will bear interest at a rate of 10% per annum, and will mature March 31, 2004. ThermoView also issued to the Series A and B senior lenders warrants to purchase 957,030 shares of our common stock at $.28 per share. These warrants are exercisable through March 2011. These warrants, as well as the warrant issued to PNC, have demand and piggy-back registration rights with respect to common stock underlying the warrants.

      With the exception of one person, the Series B noteholders are our directors, officers or employees. Our directors and executive officers who are Series B noteholders include Messrs. Carmicle, Cox, Dauenhauer, Henderson, Hoffmann, Merrick, Smith, TerBeest, Thomas and Underhill. Mr. TerBeest is a Series B noteholder through Emerging Business Solutions, LLC of which he is a member.

      In March 2001, we delivered a promissory note to Mr. Hoffmann, a guarantor of the PNC Bank debt, for $900,000 at 6% interest per annum in full settlement of any potential obligation related to $1,500,000 of funds forfeited to PNC Bank when PNC Bank exercised its rights under its credit agreement. The $900,000 note matures June 30, 2004.

      In March 2001, we also delivered a promissory note to Mr. Richard E. Bowlds, a former director and officer of ThermoView and a guarantor of the PNC Bank debt, for $300,000 at 6% interest per annum in full settlement of any potential obligation related to $500,000 of funds forfeited to PNC Bank when it exercised its rights under its credit agreement. Mr. Bowlds immediately sold his interest under the promissory note to Mr. Hoffmann.

      The other two guarantors who each guaranteed $500,000 of the PNC Bank debt have not settled possible claims related to forfeiture of their respective collateral.

RELATED-PARTY LEASES

      ThermoView and Primax share headquarters leased from Mr. Smith for $82,000 annually. ThermoView previously leased its headquarters from Glenn Lyon Lease Development, Inc., a corporation controlled by Mr. Hoffmann, for $111,000 annually. This lease terminated by agreement in December 2000. Additionally, on December 20, 1997, Thermo-Tilt entered into a sale-leaseback transaction on its headquarters with Industrial Leasing of Florida, Inc., a Florida corporation controlled by Robert E. Anderson, a stockholder of ThermoView. Industrial Leasing of Florida purchased Thermo-Tilt's headquarters for $620,000 and Thermo-Tilt deferred the $55,000 gain on the sale, which is being amortized to income over the term of the lease. Thermo-Tilt leases its headquarters from Industrial Leasing of Florida for $78,000 annually.

RELATED-PARTY NOTES AND LOAN GUARANTEES

      In connection with the April 2000 amendment to our PNC Bank debt, Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt for fees equal to an annual rate of 5% from April 2000 through June 2000 and 10% thereafter. In January 2001, PNC seized the collateral pledged as security by the above individuals for the loan guaranty. In March 2001, we reached a settlement with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty.

COMPANY POLICY

      Our Board of Directors has reviewed the lease transactions summarized above and believes that those transactions were made on terms no less favorable than terms we could have obtained from unaffiliated third parties. Our Board of Directors has not made a determination as to whether the other related-party transactions described above were made on terms no less favorable than terms we could have obtained from unaffiliated third parties. The Board of Directors has adopted a policy that any future transactions between ThermoView and its officers, directors or principal stockholders will be approved by a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party. Since all directors participated in the PNC Bank restructuring as Series B noteholders, the Board of Directors did not follow the policy in this instance.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.    INDEX TO FINANCIAL STATEMENTS

      1.    FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

            The Index to the Consolidated Financial Statements of ThermoView Industries, Inc. is included on page 30 of this Form 10-K and is incorporated herein by reference.

      2.    FINANCIAL STATEMENT SCHEDULES:

            The following consolidated financial statement schedule of ThermoView Industries, Inc. is included in Item 14(d):

                 Schedule II Valuation and qualifying accounts.

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

B.    REPORTS ON FORM 8-K

      None.

C.    EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 101), which index is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Commonwealth of Kentucky, on the 2nd day of April, 2001.

                                    ThermoView Industries, Inc.


                                    By: /s/ Stephan A. Hoffman
                                       ---------------------------------
                                          Stephen A. Hoffmann,
                                          Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                     TITLE                           DATE
           ---------                     -----                           ----

    /s/ Stephen A. Hoffmann
  ----------------------------  Chairman of the Board
      Stephen A. Hoffmann         (principal executive officer)      April 2, 2001

     /s/ Charles L. Smith
  ----------------------------  Chief Executive Officer
       Charles L. Smith           and Director                       April 2, 2001

     /s/ James J. TerBeest
  ----------------------------  Chief Financial Officer
       James J. TerBeest          (principal financial and           April 2, 2001
                                  accounting officer)

    /s/ Ronald L. Carmicle
  ----------------------------  Director                             April 2, 2001
     Ronald L. Carmicle

     /s/ Robert L. Cox
  ----------------------------  Director                             April 2, 2001
        Robert L. Cox

  /s/ Raymond C. Dauenhauer, Jr.
  ----------------------------  Director                             April 2, 2001
   Raymond C. Dauenhauer, Jr.

  /s/ J. Sherman Henderson, III
  ----------------------------  Director                             April 2, 2001
   J. Sherman Henderson, III

    /s/ Rodney H. Thomas
  ----------------------------  Director                             April 2, 2001
       Rodney H. Thomas

     /s/ Bruce C. Merrick
  ----------------------------  Director                             April 2, 2001
       Bruce C. Merrick

     /s/ George T. Underhill
  ----------------------------  Director                             April 2, 2001
      George T. Underhill


                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
 ------                           -----------------------
   3.1*   -- Restated Certificate of Incorporation of the registrant
   3.1(a)*-- Certificate of Amendment of Restated Certificate of Incorporation
             of the registrant
   3.1(b)*-- Second Certificate of Amendment of Restated Certificate of
             Incorporation of the registrant
   3.2*   -- Certificate of Designation of the registrant (9.6% Cumulative
             Convertible Series C Preferred Stock)
   3.2(a)*-- Certificate of Amendment of Certificate of Designation of the
             registrant (9.6% Cumulative Convertible Series C Preferred Stock)
   3.2(b) -- Certificate of Designation of the registrant (12% Cumulative Series
             D Preferred Stock)
   3.3*   -- Amended and Restated By-Laws of the registrant
   4.1*   -- Specimen common stock certificate
  10.1*   -- ThermoView Industries, Inc. 1998 Employee Stock Option Plan
  10.2*   -- ThermoView Industries, Inc. 1999 Stock Option Plan
  10.3*   -- Stock Option Agreement, dated as of October 22, 1997, by and between Thermo-Tilt Window Company and LD Capital, Inc.
  10.4*   -- Stock Option Agreement, effective as of October 22, 1997, by and between the registrant and Stephen A. Hoffmann
  10.5*   -- Stock Option Agreement, dated as of October 22, 1997, by and between Thermo-Tilt Window Company and Nelson E. Clemmens
  10.6*   -- Employment and Noncompetition Agreement, dated as of January 13,
             1998, by and between Thermo-Tilt Window Company and Stephen A.
             Hoffmann
  10.7*   -- First Amendment to Employment and Noncompetition Agreement, dated as of April 15, 1998, by and between Thermo-Tilt Window Company and
             Stephen A. Hoffmann
  10.8*   -- Executive Employment Agreement, dated as of April 15, 1998, by and between the registrant and Stephen A. Hoffmann
  10.9*   -- Amended and Restated Stock Option Agreement, dated as of January
             13, 1998, by and between the registrant and Stephen A. Hoffmann
  10.10*  -- Option Certificate, dated as of April 15, 1998, by and between the registrant and Stephen A. Hoffmann
  10.11*  -- Employment and Noncompetition Agreement, dated as of January 19,
             1998, by and between Thermo-Tilt Window Company and Nelson E.
             Clemmens
  10.12*  -- Stock Option Agreement, dated as of January 19, 1998, by and between Thermo-Tilt Window Company and Nelson E. Clemmens
  10.13*  -- First Amendment to Employment and Noncompetition Agreement, dated as of April 15, 1998, by and between Thermo-Tilt Window Company and
             Nelson E. Clemmens
  10.14*  -- Amended and Restated Employment and Noncompetition Agreement, dated as of April 15, 1998, by and between the registrant and Nelson E.
             Clemmens
  10.15*  -- First Amendment to Amended and Restated Employment and
             Noncompetition Agreement, dated as of November 1, 1998, by and between the registrant and Nelson E. Clemmens
  10.16*  -- Option Certificate, dated as of November 1, 1998, by and between the registrant and Nelson E. Clemmens
  10.17*  -- Amended and Restated Employment and Noncompetition Agreement, dated as of June 26, 1999, by and between the registrant and Richard E.
             Bowlds
  10.18*  -- Amended and Restated Employment and Noncompetition Agreement, dated as of July 28, 1999, by and between the registrant and John H. Cole
  10.19*  -- Stock Option Agreement, dated as of April 15, 1998, by and between the registrant and John H. Cole
  10.20*  -- Stock Option Agreement, dated as of July 29, 1999, by and between the registrant and John H. Cole
  10.21*  -- Amended and Restated Employment and Noncompetition Agreement, dated as of July 28, 1999 by and between the registrant and James J.
             TerBeest
  10.22*  -- Stock Option Agreement, dated as of April 20, 1998, by and between the registrant and James J. TerBeest


Exhibit
 Number                           Description of Exhibits
 ------                           -----------------------

  10.23*  -- Stock Option Agreement dated as of July 29, 1999, by and between the registrant and James J. TerBeest
  10.24*  -- Employment Agreement, dated as of April 29, 1998, by and between
             ThermoView Merger Corp. and Charles L. Smith
  10.25*  -- Employment Agreement, dated as of January 5, 1999, by and between
             Precision Window Mfg., Inc. and Charles L. Smith
  10.26*  -- Lease, dated as of November 1, 1998, by and between the registrant and Glenn Lyon Development Corporation
  10.27*  -- Warrant, dated as of November 1, 1998, by and between the registrant and EBI Securities Corporation
  10.28*  -- Loan Agreement, dated as of August 31, 1998, by and among the registrant, then-existing subsidiaries of the registrant
             (collectively, "Borrowers") and PNC Bank, National Association
             ("PNC")
  10.29*  -- Joinder to Loan Documents and Amendment to Loan Documents (Thomas
             Construction, Inc.), dated as of January 1, 1999, by and among Borrowers and PNC
  10.30*  -- Joinder to Loan Documents and Amendment to Loan Documents
             (Precision Window Mfg., Inc.), dated as of January 5, 1999, by and among Borrowers and PNC
  10.31*  -- Joinder to Loan Documents and Amendment to Loan Documents (Thermo-
             Shield), dated as of July 8, 1999, by and among Borrowers and PNC
  10.32*  -- Securities Purchase Agreement, dated as of April 23, 1999, by and among the registrant, Brown Simpson Strategic Growth Fund, Ltd
             ("Brown Ltd."). and Brown Simpson Strategic Growth Fund, L.P.
             ("Brown L.P.", which together with Brown Ltd., "Brown Simpson")
  10.33*  -- Registration Rights Agreement, dated as of April 23, 1999, by and among the registrant and Brown Simpson
  10.34*  -- Stock Purchase Warrant by and between the registrant and Brown L.P.
  10.35*  -- Amendments to Stock Purchase Warrant, by and between the registrant and Brown L.P.
  10.36*  -- Stock Purchase Warrant by and between the registrant and Brown
             Ltd.
  10.37*  -- Amendments to Stock Purchase Warrant, by and between the registrant and Brown Ltd.
  10.38*  -- Securities Purchase Agreement, dated as of July 8, 1999, between the registrant and GE Capital Equity Investments, Inc.
  10.39*  -- Stock  Purchase  Warrant,  by and  between the  registrant  and GE
             Capital Equity Investments, Inc.
  10.40*  -- Form of Management Indemnification Agreement
  10.41*  -- Agreement  and Plan of Merger,  dated as of April 23, 1998, by and among the  registrant,  ThermoView  Merger  Corp.,  American  Home
             Developers  Co.,  Inc.  and  the  Shareholders  of  American  Home
             Developers Co., Inc.
  10.42*  -- Agreement  and Plan of Merger,  dated as of April 29, 1998, by and among the registrant,  ThermoView Merger Corp.,  Primax Window Co.
             and the Shareholders of Primax Window Co.
  10.43*  -- Lease, dated April 29, 1998, between Charles L. Smith and Primax
             Window Co.
  10.44*  -- Agreement  and Plan of Merger,  dated as of April 29, 1998, by and among the registrant,  ThermoView Merger Corp.,  Rolox of Wichita,
             Inc. and the Shareholders of Rolox of Wichita, Inc.
  10.45*  -- Lease,  dated April 29,  1998,  by and  between  Robert L. Cox and
             Rolox, Inc.
  10.46*  -- Lease,  dated April 29, 1998, by and between Robert L. Cox, Robert
             L. Cox II and Rolox, Inc.
  10.47*  -- Lease, dated April 29, 1998, by and between L & D Partnership and
             Rolox, Inc.
  10.48*  -- Lease,  dated April 29,  1998,  by and  between  LBD,  L.L.C.  and
             Rolox, Inc.
  10.49*  -- Asset  Purchase  Agreement,  dated May 27, 1998, by and between TD
             Windows, Inc. and Allhom Eagles Windows & Doors, Inc.
  10.50*  -- Agreement  and Plan of Merger,  dated as of July 9,  1998,  by and among the registrant,  ThermoView/AHR  Merger Corp., American Home
             Remodeling, Pacific Exteriors, Incorporated and the Shareholders of American Home Remodeling and Pacific Exteriors, Incorporated.
  10.51*  -- Agreement  and Plan of Merger,  dated as of July 9,  1998,  by and among  the  registrant,  ThermoView/FSB  Merger  Corp.,  Five Star
             Builders, Inc. and the Shareholders of Five Star Builders, Inc.



Exhibit
 Number                           Description of Exhibits
 ------                           -----------------------
  10.52*  -- Asset  Purchase  Agreement,  dated July 21, 1998, by and among the registrant, NuView Industries, Inc. and Douglas E. Miles
  10.53*  -- Stock  Purchase  Agreement,  dated August 14, 1998, by and between
             Alvin W. Leingang and the registrant
  10.54* --  Net Lease, dated January 1, 1997, between Al Leingang and
             Leingang Siding and Window, Inc.
  10.55*  -- First Amendment to Lease, dated as of August 14, 1998, by and between Al Leingang and Leingang Siding and Window, Inc.
  10.56*  -- Lease, dated August 16, 1995, between Wayne Kluck and Leingang
             Siding and Window, Inc.
  10.57*  -- First Amendment to Lease, dated as of August 14, 1998, by and between Alvin W. Leingang and Leingang Siding and Windows, Inc.
  10.58*  -- Stock  Purchase  Agreement,  dated August 14,  1998,  by and among
             Alvin W. Leingang, Steven B. Hoyt and the registrant
  10.59*  -- Standard Commercial Lease, dated January 2, 1996, by and between
             Alvin W. Leingang and Thermal Line Windows, L.L.P.
  10.60*  -- First Amendment to Lease, dated as of August 14, 1998, by and between Alvin W. Leingang and Thermal Line Windows, L.L.P.
  10.61*  -- Equipment  Lease,  dated as of  January 2,  1996,  by and  between
             North Country Thermal Line, Inc. and Thermal Line Windows, L.L.P.
  10.62*  -- First Amendment to Equipment  Lease,  dated as of August 14, 1998, by and between North Country  Thermal Line,  Inc. and Thermal Line
             Windows, L.L.P.
  10.63*  -- Equipment  Lease,  dated as of  January 2,  1996,  by and  between
             North Country Thermal Line, Inc. and Thermal Line Windows, L.L.P.
  10.64*  -- First Amendment to Equipment  Lease,  dated as of August 14, 1998, by and between North Country  Thermal Line,  Inc. and Thermal Line
             Windows, L.L.P.
  10.65*  -- Equipment Lease, dated as of January 2, 1996, by and between  Alvin
             W. Leingang and Thermal Line Windows, L.L.P.
  10.66*  -- Amendment to Equipment Lease, dated as of January 2, 1997, by and between Alvin W. Leingang and Thermal Line Windows, L.L.P.
  10.67*  -- Second Amendment to Equipment Lease, dated as of August 14, 1998, by and between Alvin W. Leingang and Thermal Line Windows, L.L.P.
  10.68*  -- Asset Purchase Agreement,  dated November 18, 1998, by and between
             Thermal Line Windows, L.L.P. and North Country Thermal Line, Inc.
  10.69*  -- Stock  Purchase  Agreement,  dated  January 5, 1999,  by and among
             Charles  L.  Smith,  Robert  L.  Cox,  Richard  Ahrendts  and  the
             registrant
  10.70*  -- Non-Negotiable  Promissory  Note,  dated January 5, 1999, from the registrant to and in favor of Charles L. Smith
  10.71*  -- Non-Negotiable  Promissory  Note,  dated January 5, 1999, from the registrant to and in favor of Robert L. Cox
  10.72*  -- Stock Purchase Agreement,  dated December 22, 1998, by and between
             Rodney H. Thomas and the registrant
  10.73*  -- Furniture and Fixture Lease, dated as of January 1, 1999, by and between Investors Property Holding I, LLC and Thomas
             Construction, Inc.
  10.74*  -- Lease,  dated  December 30,  1996,  by and among Rodney H. Thomas,
             Dawn S. Thomas and the registrant
  10.75*  -- Stock Purchase Agreement,  dated March 23, 1999, by and among Joel
             S. Kron, Jonathan D. Kron and the registrant
  10.76*  -- Asset  Purchase  Agreement,  dated March 23, 1999,  by and between
             Thermo-Shield    Company,    Inc.,    Thermo-Shield   of   America
             (Wisconsin), Inc. and the registrant
  10.77*  -- Lease,  dated  November 3, 1997,  by and  between JSK  Properties,
             L.L.C. and the registrant
  10.78*  -- First Amendment to Loan Agreement, dated as of July 30, 1999, by and among Borrowers and PNC


Exhibit
 Number                           Description of Exhibits
 ------                           -----------------------
  10.79*  -- Second Amendment to Loan Agreement, dated as of October 14, 1999, by and among Borrowers and PNC
  10.80*  -- Third Amendment to Loan Agreement, dated as of November 5, 1999, by and among Borrowers and PNC
  10.81*  -- Amendment No. 1 to Securities Purchase Agreement, dated as of
             November 4, 1999, by and between the registrant and GE Capital
             Equity Investments, Inc.
  10.82*  -- License  Agreement,  dated as of  January 2,  1996, by and between
             Thermal Line Windows, L.L.P. and Complast, Inc.
  10.83*  -- Fourth Amendment to Loan Agreement and Amendment to Note and Term
             Note, dated as of November 10, 1999, by and among Borrowers and
             PNC
  10.84   -- Common Stock Purchase warrant dated as of December 29, 2000 by and among registrant and Brown Simpson Partner I, Ltd.
  10.85   -- Seventh Amendment to Loan Agreement dated as of March 22, 2001 by and among Borrowers and PNC Bank, N.A.
  10.86   -- Amendment  No. 4 and  Waiver  dated as of  March  22,  2001 by and between the registrant and GE Capital Equity Investments, Inc.
  10.87   -- Assignment and Acceptance  Agreement dated as of March 22, 2001 by and among the registrant, GE Capital Equity Investments,  Inc. and various individuals and entities
  10.88   -- Common Stock Purchase warrant W-5 dated as of March 22, 2001 by and among registrant and PNC Bank, N.A.
  10.89   -- Common Stock Purchase warrant W-6 dated as of March 22, 2001 by and among registrant and GE Capital Equity Investments, Inc.
  10.90   -- Common Stock Purchase warrant dated as of March 22, 2001 by and among registrant and the individuals identified on Schedule A of the Index to Exhibits
  10.91   -- Amended and Restated Series A Promissory Note dated as of March 22,
             2001 by and between registrant and its subsidiaries and GE
             Capital Equity Investments, Inc.
  10.92   -- Amended and Restated Series C Promissory Note dated as of March 22,
             2001 by and between registrant and its subsidiaries and GE
             Capital Equity Investments, Inc.
  10.93   -- Amended and Restated Series B Promissory Note dated as of March 22,
             2001 by and between registrant and its subsidiaries and the individuals identified on Schedule A of the Index to Exhibits
  10.94   -- Consulting Services Agreement dated as of July 24, 2000 between registrant and Emerging Business Solutions, LLC
  10.95   -- Series D & E  Preferred  Stock  Agreement  dated as of  January 1,
             2001 by and among registrant and Charles L. Smith
  10.96   -- Senior Subordinated Note dated as of March 22, 2001 by and between the registrant and its subsidiaries and GE capital Equity
             Investments, Inc.
  10.97   -- Promissory Note dated as of March 22, 2001 between  registrant and its subsidiaries and Stephen A. Hoffmann
  10.98   -- Promissory Note dated as of March 28, 2001 between  registrant and its subsidiaries and Stephen A. Hoffmann
  10.99   -- Eighth Amendment to Loan Agreement and Amendment and Restatement of
             Note dated as of March 22, 2001 by and between registrant and its subsidiaries and lenders
  10.100  -- Amendment to Warrant dated as of March 22, 2001 by and between registrant and GE capital Equity Investments, Inc.
  10.101  -- Settlement Agreement and General Release dated as of March 22, 2001 by and between registrant and its subsidiaries and Stephen
             A. Hoffmann
  10.102  -- Amended Audit Committee Charter of registrant adopted June 20,
             2000
  16.1*   -- Letter from Singer, Lewak, Greenbaum & Goldstein, LLP regarding change in independent accountants 21.1* -- Subsidiaries of the registrant


- ----------

* Previously filed as an exhibit to ThermoView Industries, Inc.'s Registration Statement on Form S-1 (No. 333-84571) filed on August 5, 1999, and incorporated herein by reference.

                                   SCHEDULE A
                              TO INDEX TO EXHIBITS


Exhibit Number 10.90 Common Stock Purchase Warrant and Exhibit Number 10.93 Amended and Restated Series B Promissory Note dated as of March 22, 2001, was executed by the registrant and issued to the individuals in the amounts specified:


           NAME                                 WARRANT           SHARES               AMOUNT
           ----                                 -------          --------             -------
Daniel F. Dooley                                  W-7              4,557               25,000
Robert L. Cox                                     W-8             45,573              250,000
Rodney H. Thomas                                  W-9            154,948              850,000
Charles L. Smith                                 W-10             85,677              470,000
Robert L. Cox, II                                W-11             27,344              150,000
Stephen A. Hoffmann                              W-12             23,698              130,000
Mitch M. Wexler                                  W-13             18,229              100,000
Stephen Townzen                                  W-14              9,115               50,000
Emerging Business Solutions, LLC                 W-15              9,115               50,000
Ronald L. Carmicle                               W-16              6,380               35,000
Raymond C. Dauenhauer                            W-17              6,380               35,000
J. Sherman Henderson, III                        W-18              6,380               35,000
Bruce C. Merrick                                 W-19              6,380               35,000
George T. Underhill, III                         W-20              6,380               35,000




                                   Schedule II - Valuation and Qualifying Accounts
                                             ThermoView Industries, Inc.
                                                  December 31, 2000




   Column A                                     Column B            Column C            Column D           Column E
   --------                                     ---------    ----------------------     -----------       ----------
                                                                    Additions
                                                            ------------------------
                                                                          Charged
                                                Balance at   Charge to    to Other                         Balance
                                                Beginning    Costs and    Accounts-     Deductions         at End
Descriptions                                    of Period     Expenses     Describe      Describe         of Period
- ------------                                    ---------    ----------    --------     -----------       ----------
Year Ended December 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts              $126,000    $  130,000    $    --      $ (19,000)(1)     $  237,000
    Reserve for losses on finance receivables          --            --         --             -- (1)             --
                                                ---------    ----------    --------     -----------       ----------
Total                                            $126,000    $  130,000    $    --      $ (19,000)        $  237,000
                                                =========    ==========    ========     ===========       ==========
Year Ended December 31, 1999:
  Deducted from asset accounts:
    Allowance for doubtful accounts              $237,000    $  260,000    $    --      $ (221,000)(1)    $  276,000
    Reserve for losses on finance receivables          --       359,000         --        (159,000)(1)       200,000
                                                ---------    ----------    --------     -----------       ----------
Total                                            $237,000    $  619,000    $    --      $ (380,000)       $  476,000
                                                =========    ==========    ========     ===========       ==========
Year Ended December 31, 2000:
  Deducted from asset accounts:
    Allowance for doubtful accounts              $276,000    $  800,000    $    --      $ (195,000)(1)    $  881,000
    Reserve for losses on finance receivables     200,000       380,000         --        (218,000)(1)       362,000
                                                ---------    ----------    --------     -----------       ----------
Total                                            $476,000    $1,180,000    $    --      $ (413,000)       $1,243,000
                                                =========    ==========    ========     ===========       ==========


(1) Uncollectible accounts written off, net of recoveries.
- ----------------------------------------------------------