Form 10-Q
period 2001-03-31
THERMOVIEW INDUSTRIES INC
filed 2001-05-09
CIK 1083753

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


       (Registrant's telephone number, including area code, 502-968-2020)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, 7,726,461 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
     Item 1. Financial Statements..............................................1
         Condensed Consolidated Balance Sheets.................................1
         Condensed Consolidated Statements of Operations.......................2
         Condensed Consolidated Statements of Cash Flows.......................3
         Notes to Condensed Consolidated Financial Statements..................4
     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......16
Part II Other Information
     Item 1. Legal Proceedings................................................17
     Item 2. Changes in Securities and Use of Proceeds........................17
     Item 3. Defaults Upon Senior Securities..................................17
     Item 4. Submission of Matters to a Vote of Security Holders..............17
     Item 5. Other Information................................................18
     Item 6. Exhibits and Reports on Form 8-K.................................18
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                        December 31,        March 31, 2001
Assets                                     2000             (Unaudited)
                                      ------------------------------------------
Current assets:
   Cash and equivalents                $       392,326    $         1,283,994
   Receivables:
     Trade                                   3,438,066              3,093,285
     Finance                                    25,272                  8,766
     Related party                              12,238                      -
     Other                                     590,392                389,503
   Costs in excess of billings on
    uncompleted contracts                    1,066,583              1,029,837
   Inventories                               1,731,806              1,810,507
   Prepaid expenses and other current
     assets                                    391,411                295,405
                                      ------------------------------------------
Total current assets                         7,648,094              7,911,297

Property and equipment, net                  2,923,778              2,825,293

Other assets:
   Goodwill, net                            60,562,416             59,899,355
   Finance receivables                         110,173                 42,254
   Other assets                                466,346                465,132
                                      ------------------------------------------
                                            61,138,935             60,406,741
                                      ------------------------------------------

Total assets                         $      71,710,807    $        71,143,331
                                      ==========================================

Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable                  $       4,401,992    $         4,547,967
   Accrued expenses                          3,266,230              3,291,403
   Billings in excess of costs on
     uncompleted contracts                     961,998              1,113,924
   Income taxes payable                              -                 10,162
   Current portion of long-term debt           368,678                356,108
                                      ------------------------------------------
Total current liabilities                    8,998,898              9,319,564

Long-term debt                              22,946,889             16,143,992
Due to sellers of acquired businesses          450,000                      -
Other long-term liabilities                    371,538                342,705

Mandatorily redeemable preferred stock:

   Series D, $.001 par value (aggregate
     redemption amount and liquidation
     preference of $4,564,850 at December
     31, 2000 and $4,831,850 at March 31,
     2001); 1,500,000 shares authorized;
     912,970 shares issued and outstanding
     December 31, 2000; 966,370 shares
     issued and outstanding at March 31,
     2001                                    4,564,850              4,831,850
   Series E, $.001 par value (aggregate
     redemption amount and liquidation
     preference of $1,628,713 at December
     31, 2000 and $1,861,512 at March 31,
     2001); 500,000 shares authorized;
     300,000 shares issued and outstanding
     at December 31, 2000; 336,600 shares
     issued and outstanding at March 31,
     2001                                    1,628,713              1,861,512

Stockholders' equity:
   Preferred stock, 2,975,000 shares
    authorized:
     Series A, $.001 par value; none issued          -                      -
     Series B, $.001 par value; none issued          -                      -
   Common stock, $.001 par value; 25,000,000
     shares authorized; 7,726,461 shares
     issued and outstanding at December 31,
     2000 and March 31, 2001                     7,726                  7,726
   Paid-in capital                          64,143,792             64,568,375
   Accumulated deficit                     (31,401,599)           (25,932,393)
                                     -------------------------------------------
Total stockholders' equity                  32,749,919             38,643,708
                                     -------------------------------------------

Total liabilities and stockholders'
   equity                            $      71,710,807    $        71,143,331
                                     ===========================================
See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              For the three months ended
                                                      March 31,
                                    --------------------------------------------

                                                2000                  2001
                                                ----                  ----

Revenues                            $        21,476,416   $        21,876,421

Cost of revenues earned                      10,382,077            10,440,465
                                    --------------------------------------------

Gross profit                                 11,094,339            11,435,956

Selling, general and administrative
  expenses                                   13,088,053            11,051,122
Depreciation expense                            262,566               280,973
Amortization expense                            868,641               696,224
                                    --------------------------------------------

Loss from operations                         (3,124,921)             (592,363)

Interest expense                             (1,093,320)           (1,071,412)
Interest income                                  68,122                15,972
                                    --------------------------------------------

Loss before income taxes                     (4,150,119)           (1,647,803)

Income tax (expense) benefit                  1,255,000               (33,100)
                                    --------------------------------------------

Loss before preferred stock
  dividends and extraordinary item           (2,895,119)           (1,680,903)

Less preferred stock dividends:
   Cash                                        (100,800)                    -
   Non-cash                                    (469,635)              (49,799)
                                    --------------------------------------------
                                               (570,435)              (49,799)
                                    --------------------------------------------

Loss attributable to common
  stockholders before extraordinary item     (3,465,554)           (1,730,702)

Extraordinary item--gain on forgiveness
  of debt                                             -             7,150,109
                                    --------------------------------------------

Net income (loss) attributable to
  common stockholders               $        (3,465,554)           $5,419,407
                                    ============================================

Basic and diluted income (loss) per common share:

   Loss attributable to common
     stockholders                   $             (0.44)  $             (0.21)
   Extraordinary item                                 -                  0.86
                                    --------------------------------------------
   Net income (loss)               $              (0.44)  $              0.65
                                    ============================================

Weighted average shares outstanding           7,918,955             8,287,804
                                    ============================================
See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                               For the three months ended
                                                          March 31,
                                       -----------------------------------------

                                                  2000                 2001
                                                  ----                 ----



Operating activities
Loss before preferred stock dividends
  and extraordinary item                $       (2,895,119) $       (1,680,903)
Adjustments to reconcile net loss to
  net cash provided by (used in)
   operations:
     Depreciation and amortization               1,131,207             977,197
     Deferred income taxes                      (1,255,000)                  -
     Accretion of debt discount                    399,999             399,999
     Interest forgiven                                   -             360,000
     Interest added to principal                         -             275,000
     Changes in operating assets and
       liabilities                               1,854,422             919,113
                                       -----------------------------------------
Net cash provided by (used in)
  operating activities                            (764,491)          1,250,406

Investing activities
Acquisitions of businesses, net of cash
  acquired                                      (1,027,351)                  -
Payments for purchase of property and
  equipment                                       (351,020)           (161,890)
Other                                               (9,356)             90,747
                                       -----------------------------------------
Net cash used in investing activities           (1,387,727)            (71,143)

Financing activities
Increase in long-term debt                               -           7,291,618
Payments of long-term debt                         (50,089)         (7,774,670)
Proceeds from issuance of warrants                       -             392,382
Preferred stock dividends paid in cash            (100,800)                  -
Financing costs                                          -            (196,925)
                                       -----------------------------------------
Net cash used in financing activities             (150,889)           (287,595)
                                       -----------------------------------------
Net increase (decrease) in cash and
  equivalents                                   (2,303,107)            891,668
Cash and equivalents at beginning
  of period                                      3,331,721             392,326
                                       -----------------------------------------
Cash and equivalents at end of period   $        1,028,614  $        1,283,994
                                       =========================================

See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The  Company  has  suffered  recurring  operating  losses and had a working capital deficit of $1,408,267 as of March 31, 2001. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. Management has taken significant steps to address the financial condition of the Company, to increase cash flows and to achieve better operating results principally by closing unprofitable operations, reducing administrative expenditures at both the Company's corporate offices and at its subsidiaries, and restructuring its debt and its mandatorily redeemable preferred stock.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Inventories

     Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites, as well as parts and supplies for retail operations.

3.       Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three month periods ended March 31, 2000 and 2001, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses before preferred stock dividends and extraordinary item for the three-month periods ended March 31, 2000 and 2001, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

4.       Income Taxes

     The benefit for income taxes for the three month period ended March 31, 2000 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization. Due to operating losses incurred in 2000, management concluded that it is more likely than not that the Company's deferred income tax assets will not be realized. Accordingly, no deferred income

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)
4.  Income Taxes (Continued)

taxes have been recorded in 2001, and the income tax provision for 2001 represents state income taxes in those states where the Company's operations are reporting taxable income.

5.       Segment Information

     For the three month periods ended March 31, 2000 and 2001, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into three reportable operating segments: manufacturing, retail and financial services.

Manufacturing

     The manufacturing segment includes the businesses that manufacture and sell vinyl replacement windows to the Company's retail segment and to unaffiliated customers.

Retail

     The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

Financial Services

     During the first half of 2000, the financial services segment financed a relatively small portion of the credit sales of the retail segment. Key Home Credit, ThermoView's finance subsidiary, was closed in July 2000 since expanding the subsidiary would have required considerable capital.

     Segment information for the three months ended March 31, was as follows:

For the three
months ended                              Financial
March 31, 2000  Manufacturing  Retail      Services     Corporate  Consolidated
--------------  -------------  ------      --------     ---------  ------------
Revenues from
 external
 customers      $1,050,047   $20,413,441  $   12,928   $         -  $21,476,416
Intersegment
  revenues       1,693,030             -           -             -    1,693,030
Loss from
  operations      (651,729)   (1,100,699)    (77,396)   (1,295,096)  (3,124,921)
Total assets    11,462,480    73,931,787   1,141,486     3,596,765   90,132,518

For the three
months ended                              Financial
March 31, 2001  Manufacturing  Retail      Services     Corporate  Consolidated
--------------  -------------  ------      --------     ---------  ------------
Revenues from
 external
 customers      $1,278,252   $20,581,888  $      337   $    15,944  $21,876,421
Intersegment
 revenues          144,047             -           -             -      144,047
Income (loss)
 from operations  (139,103)      368,258      (1,115)     (820,402)    (592,363)
Total assets     6,984,914    62,906,643      68,487     1,183,288   71,143,331

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


6.       Financing Arrangements

     On March 22, 2001, ThermoView substantially restructured its debt and its Series D and Series E mandatorily redeemable preferred stock.

     In connection with waiving defaults at June 30, 2000, PNC Bank, N.A., required the Company to repay $5 million of its credit facility by December 27, 2000. The Company was unable to make the required December 27, 2000 payment, violated various other covenants, and was declared in default by PNC in early January 2001. The declaration of default by PNC also served as a condition of default under the senior subordinated promissory note to GE Equity. The PNC note was purchased by GE Capital Equity Investments, Inc. (GE Equity) and a group of officers and directors of the Company, and all defaults relating to the GE Equity note and the purchased PNC note were waived.

     Long-term debt as of March 31, 2001 reflecting the debt restructuring is as follows:

Senior debt (a):
   Series A - GE Equity                                     $      2,775,782
   Series B - Officers, directors, employees and consultants       2,081,836
   Series C - GE Equity                                            5,000,000

Subordinated debt (b):
   GE Equity                                                       3,000,000
   GE Equity  - deferred interest                                    575,000
Obligations related to guarantors of the PNC debt (c)              2,434,000
Other                                                                633,482
                                                            --------------------
                                                            $     16,500,100

(a) The Company owed PNC $14,719,991 as of December 31, 2000. Subsequent to year-end, PNC exercised their right to seize $3,000,000 of collateral provided to them by four guarantors of the PNC debt. This reduced the PNC debt balance to $11,719,991. The remaining balance of $11,719,991 was settled for cash of $5,250,000 and the issuance of a warrant to PNC to purchase 200,000 shares of the Company's common stock at $.28 per share. The warrant is exercisable through March 2011. The forgiveness by PNC of principal on the debt owed to it of approximately $6.5 million and the accrued interest on the debt of approximately $360,000 from January 1, 2001 through March 22, 2001, net of related expenses of $245,882 which includes the $82,000 fair value of the common stock purchase warrant issued to PNC, has been reported by ThermoView as an extraordinary gain, in the first quarter of 2001.

     The settlement with PNC was consummated by restatement of the original PNC note dated August 31, 1998 and by issuing (i) a Series A sub-note payable to GE Equity in the amount of $3,000,000; (ii) Series B sub-notes payable to each of the Series B lenders (officers, directors, employees and consultants) in the total amount of $2,250,000; and (iii) a new Series C sub-note payable to GE Equity in the amount of $6,250,000 face amount ($5,000,000 net of debt discount) representing a portion of GE Equity's original subordinated note of $10,000,000. Also, GE Equity agreed to add interest on this $6,250,000 senior debt to principal through December 31, 2001. GE Equity's subordinated note is now reduced to $3,750,000 face amount ($3,000,000 net of debt discount).

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

6.       Financing Arrangements (Continued)

     Collectively, the Series A, B and C sub-notes represent senior debt of the Company. The senior debt will bear interest at a rate of 10% per annum, and will mature March 31, 2004. ThermoView also issued to the Series A and B senior lenders warrants to purchase 957,030 shares of its common stock at $.28 per share. These warrants are exercisable through March 2011. The fair value of the warrants amounting to $392,382 has been accounted for as debt discount and is being amortized over the term of the debt. These warrants, as well as the warrant issued to PNC, have certain demand and piggyback registration rights with respect to common stock underlying the warrants.

     (b) The GE Equity subordinated debt originally had a face amount of $10,000,000, and at March 31, 2001 had a balance of $8,000,000 net of debt discount. Since $6,250,000 of this debt became senior debt as discussed in
     (a) above, the remaining face amount is $3,750,000 ($3,000,000 net of debt discount). The maturity date of the subordinated debt was changed from July 2002 to April 30, 2004. Also, GE Equity agreed to add interest on the subordinated debt to principal for the fourth quarter of 2000 and all of 2001. Accordingly, the $3,750,000 note increases to $4,325,000 as of March 31, 2001 to reflect the fourth quarter of 2000 and first quarter of 2001 interest deferred.

     (c) One of the four guarantors, Stephen A. Hoffmann, Chairman of ThermoView, received a promissory note for $900,000 at 6% interest in full settlement of any potential obligation related to $1,500,000 of funds forfeited to PNC when they exercised their rights under their credit agreement. The $900,000 note matures June 30, 2004. Total interest on the note through maturity approximates $176,000. Since the principal amount of the note and the interest totaling approximately $1,076,000 is less than the $1,500,000 obligation, an extraordinary gain amounting to approximately $424,000 has been reported by the Company in the first quarter of 2001, and the carrying amount of the obligation has been adjusted to approximately $1,076,000.

     In March 2001, the Company also delivered a promissory note to a former director and officer of ThermoView and a guarantor of the PNC Bank debt, for $300,000 at 6% interest per annum in full settlement of any potential obligation related to $500,000 of funds forfeited to PNC Bank when it exercised its rights under its credit agreement. This obligation has a carrying amount of approximately $358,000 (which includes total interest on the note through maturity), and an extraordinary gain related to this settlement of approximately $142,000 has been recorded in the first quarter of 2001.

     The other two guarantors who each guaranteed $500,000 of the PNC Bank debt did not settle possible claims related to forfeiture of their respective collateral. The Company initially offered to settle these claims by issuing promissory notes for 60% of the total obligation (the same basis as the other two guarantors settled). The Board of Directors and management of the Company now have the opinion, because of subsequent developments, that none of the $1,000,000 remaining obligation should be paid. Nevertheless, the

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

6.   Financing Arrangements (Continued)

     Company has recorded in the accompanying condensed consolidated balance sheet as of March 31, 2001, the $1,000,000 as a potential long-term obligation not due until after all of the senior restated notes mature, pending resolution of this matter.

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

7.   Contingencies

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability on the remainder of the claims. ThermoView also exercised an election for the removal of the action to the US District Court of Colorado, and the matter was designated by the US District Court as Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the US District Court. The Court has entered a scheduling order establishing a trial date in January 2002. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)
7.   Contingencies (Continued)

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     This   report   on  Form  10-Q   contains   statements   which   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, most of which are beyond the control of management. These factors include operating losses, continued and increased expenses, non-cash dividends and interest related to our financings, and restrictions imposed by our senior and subordinated debt.

     Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

     The following  should be read in  conjunction  with the response to Part I,
Item 1. of this Report and the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

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

     On April 15, 1998, we acquired all of the outstanding stock of Thermo-Tilt Window Company in exchange for 3,120,000 shares of our common stock, which represented 90% of ThermoView's then outstanding common stock. Thermo-Tilt was deemed to be the acquirer for accounting purposes.

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

Historical Results Of Operations

     Three months ended March 31, 2000 Compared to Three Months Ended March 31, 2001

                                                        Three Months ended
                                                             March 31,
                                            ------------------------------------
                                                       2000             2001
                                                       ----             ----
                                                         (In thousands)

Revenues.......................................$      21,476     $     21,876
Cost of revenues earned........................       10,382           10,440
                                                  -------------     ------------

Gross profit...................................       11,094           11,436
Selling, general and administrative expenses...       13,088           11,051
Depreciation expense...........................          262              281
Amortization expense...........................          869              696
                                                  -------------     ------------

Loss from operations...........................       (3,125)            (592)
Interest expense...............................       (1,093)          (1,072)
Interest income................................           68               16
                                                  -------------     ------------

Loss before income taxes.......................       (4,150)          (1,648)
Income tax (expense) benefit...................        1,255              (33)
                                                 -------------     -------------

Net before preferred stock dividends
  and extraordinary item.......................       (2,895)          (1,681)

Less preferred stock dividends:
   Cash........................................         (101)               -
   Non-cash....................................         (470)             (50)
                                                 --------------    -------------

Loss attributable to common stockholders
  before extraordinary item....................       (3,466)          (1,731)
Extraordinary item - gain on forgiveness
  of debt......................................            -            7,150
                                                  -------------     ------------
Net income (loss) attributable
    to common stockholders..................... $     (3,466)    $      5,419
                                                  ============== ---============

     Revenues. Revenues increased from $21.5 million for the first quarter of 2000 to $21.9 million for the first quarter of 2001. With the exception of Thermo-Shield, revenues were higher for all of our retail operations and our manufacturing subsidiary in the first quarter of 2001 compared to the first quarter of 2000. The Rolox Companies, Primax Window Co., ThermoView of Missouri and ThermoView of California collectively reported $1.1 million more revenue in the first quarter of 2001 than in the similar period in 2000 since they were negatively impacted in the first quarter of 2000 by an inability to obtain quality windows on a timely basis from our underperforming manufacturing subsidiary. Thomas Construction also reported about $1.0 million higher revenue in the first quarter of 2001 compared to the similar period in 2000. Thomas' revenues decreased in the first quarter of 2000 following a profitable fourth quarter in 1999 related to Thomas' efforts to achieve targeted earnings levels to earn additional purchase price payments under terms of its acquisition agreement. Our North Dakota manufacturing and retail operations reported $300,000 higher revenues in the first quarter of 2001 compared to the similar period in 2000. These increases were largely offset by the $700,000 first quarter 2001 loss of revenue because of the July 2000 closure of our American Home Developers subsidiary in California and a decrease in first quarter 2001 revenue of $1.4 million related to Thermo-Shield, our Illinois subsidiary. The Thermo-Shield decrease is due to changing its lead generation strategy and the closing of two of its unprofitable branch operations.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, increased from $11.1 million in the first quarter of 2000 to $11.4 million in the first quarter of 2001. This gross profit improvement results from volume increases at all of our continuing retail and manufacturing operations, except for Thermo-Shield. The reduction in volume in the first quarter 2001 at Thermo-Shield and the closure of American Home Developers in July 2000 both caused reductions in gross profit to offset the increases at the other locations. As a percentage of revenues, gross profit increased from 51.7% in the first quarter of 2000 to 52.3% in the first quarter of 2001 reflecting the improved volumes in 2001 and elimination of the window delivery problem resulting from relocation and ultimate closure of our St. Louis manufacturing operation in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $13.1 million in the first quarter of 2000 to $11.1 million in the first quarter of 2001. The decease in selling, general and administrative expenses in the first quarter of 2001, despite volume increases, represents a concerted effort by management to reduce corporate and field expenses. We have taken steps to reduce administrative expenses principally by terminating corporate employees and relocating our corporate headquarters to one of our subsidiary locations. We are also taking steps to reduce administrative expenses at all of our subsidiaries by eliminating personnel, merging operations where appropriate, and standardizing procedures. Selling, general and administrative expenses as a percentage of revenue decreased from 60.9% in the first quarter of 2000 to 50.5% in the first quarter of 2001.

     Depreciation Expense. Depreciation expense increased from $262,000 in the first quarter of 2000 to $281,000 in the first quarter of 2001, reflecting a modest level of capital expenditures in 2000.

     Amortization Expense. Amortization expense decreased from $869,000 for the first quarter of 2000 to $696,000 for the first quarter of 2001. This decrease resulted primarily from the write-off of $10 million of goodwill in June 2000 related to the closure of our Precision and American Home Developers operations.

     Interest Expense. Interest expense remained approximately the same in the first quarter of 2001 compared to the similar period in 2000. We had the same levels of senior and subordinated debt during the first quarter of 2000 and the first quarter of 2001.

     Income Tax (Expense) Benefit. The benefit for income taxes in the first quarter of 2000 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization. Due to operating losses incurred during 2000, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance after the first quarter of 2000 against all deferred tax assets, and no additional deferred income taxes have been recorded in 2001. Income tax expense in the first quarter of 2001 relates to state income taxes.

     Cash Dividends. The cash dividends of $101,000 in the first quarter of 2000 represented dividends on our mandatorily redeemable Series C convertible preferred stock. The Series C preferred stock was converted to warrants in December 2000, and we paid no cash dividends on any preferred stock in the first quarter of 2001.

     Non-Cash Dividends. Non-cash dividends in the first quarter of 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders. Non-cash dividends in the first quarter of 2001 represent accrued dividends on the Series E preferred stock.

     Extraordinary Item. The extraordinary item in the first quarter of 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001. The $7.2 million extraordinary gain is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC Bank.

Liquidity And Capital Resources

     As of March 31, 2001, we had cash and equivalents of $1.3 million, a working capital deficit of $1.4 million, $16.1 million of long-term debt, net of current maturities, and $6.7 million of mandatorily redeemable preferred stock. Our operating activities for the three months ended March 31, 2001, provided $1.3 million of cash. Our operating activities for the three months ended March 31, 2000, used $764,000 of cash.

     The use of $71,000 of cash for investing activities for the three months ended March 31, 2001, related to the acquisition of $162,000 of property and equipment offset principally by collection of finance receivables. The use of cash for investing activities for the three months ended March 31, 2000, relates primarily to additional consideration paid under terms of a 1999 acquisition agreement which accounts for the use of $1.0 million of cash. Investing activities also included investments in property and equipment of $351,000 in the three months ended March 31, 2000.

     Financing activities for the three months ended March 31, 2001, used $288,000 of cash. The financing activities primarily relate to the debt restructuring that occurred in March 2001. We used $151,000 in cash to finance activities in the three months ended March 31, 2000, comprised of $101,000 for preferred stock dividends and $50,000 for repayment of debt.

     Under our financing arrangements (including those arrangements in place after the debt restructuring discussed below), substantially all of our assets are pledged as collateral. We are required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restrictions as to additional financings, the payment of dividends and the incurrence of additional indebtedness. In connection with waiving defaults at June 30, 2000, PNC Bank required us to repay $5 million of our $15 million credit facility with them by December 27, 2000. We were unable to make the required December 27, 2000 payment, violated various other covenants, and were declared in default by PNC Bank in early January 2001. The declaration of default by PNC Bank also served as a condition of default under the senior subordinated promissory note to GE Equity. GE Equity and a group of our officers and directors in March 2001 purchased the PNC note, and all defaults relating to the GE Equity note and the purchased PNC Bank note were waived.

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

     The steps that management has taken to increase cash flows and achieve better operating results during the next 12 months are as follows:

o The merger, expansion and plant relocation of two of our acquired manufacturers (Precision Window Mfg., Inc. and TD Windows, Inc.) during late 1999 and early 2000 was unsuccessful, resulting in closure of these businesses in 2000, which eliminated the losses and cash needs of these underperforming operations. In addition, our retail operations that relied on window supplies from these manufacturers had improved results when they shifted to unrelated window suppliers and again received high-quality windows on a timely basis.

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

o We have restructured our debt to eliminate the need for any significant debt payments until 2004. In connection with the restructuring, some 2001 interest was forgiven and some will be added to principal so that we will have to pay cash interest of approximately $500,000 in 2001 compared to cash interest of approximately $2.9 million in 2000.

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

Item 3.      Quantitative And Qualitative Disclosures About Market Risk

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


Item 2.      Changes in Securities and Use of Proceeds

         None.

Item 3.      Defaults Upon Senior Securities

     On  January  8,  2001  ThermoView  received  correspondence  from PNC dated
January 5, 2001 declaring ThermoView in default of the $15 million committed line of credit set forth in the Loan Agreement and Note dated August 31, 1998, as amended. PNC issued the declaration of default due to the failure of ThermoView to permanently reduce the outstanding principal amount of the line of credit from $15 million to $10 million on or before December 27, 2000, as required by the Sixth Amendment to Loan Agreement and Note dated August 15, 2000. The declaration of default by PNC Bank also served as a condition of default under the Securities Purchase Agreement dated July 8, 1999 between ThermoView and GE Capital. The referenced defaults were cured by the transaction of March 22, 2001 described in Footnote 6 to the Condensed Consolidated Financial Statements on page 6.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

     The Registrant accepted the resignations of Rodney H. Thomas as Chief Executive Officer and John H. Cole as Chief Financial Officer effective January 9, 2001. On January 9, 2001, the Board of Directors appointed Charles L. Smith, our present President and Chief Operating Officer, to serve as Chief Executive Officer and James J. TerBeest, presently Senior Vice President - Accounting, to serve as Chief Financial Officer.

     On March 23, 2001, the Registrant's Board of Directors added an additional seat to Class III of the Board of Directors. The directors appointed Mr. Robert
L. Cox to serve in the newly created seat in Class III. Mr. Cox was the founder of the predecessor of Rolox, Inc. in 1973 and of Precision Window Mfg., Co., in 1991. Mr. Cox was a director of Mark Twain Bank and was President of the Greater Kansas City Home Improvement Contractors Association. Mr. Cox also served as President of the Doers Association.

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 22), which index is incorporated herein by reference.

(b)      Reports on Form 8-K.

     (1) On January 12, 2001, ThermoView filed a Form 8-K reporting the following current events under Item 5. Other Events: 1) declaration of default by PNC Bank on the $15 million committed line of credit to ThermoView and a cross-default of the $10 million senior subordinated promissory note, dated July 8, 1999, from ThermoView in favor of GE Equity, 2) engagement of Morris Anderson & Associates, Ltd. as a consultant for the analysis and development of a capital restructure plan, 3) agreement for the surrender of all outstanding Series C convertible preferred stock, 4) resignation of Chief Executive Officer and Chief Financial Officer and appointment of successors to such offices.

     (2) On February 16, 2001, ThermoView filed a Form 8-K reporting the following current events under Item 5. Other Events: In a Memorandum of Understanding from GE, GE Equity, ThermoView, and PNC Bank, agreed, on a non-binding basis, to have GE Equity and a consortium of directors and officers and former officers of ThermoView purchase the original $15 million loan owed by ThermoView to PNC Bank, which loan had an approximate balance of $11.7 million. The insider group that was proposing to participate in this transaction included Rodney H. Thomas, a ThermoView Board member and former Chief Executive Officer, Charles L. Smith, President and Chief Executive Officer, Stephen A. Hoffmann, Chairman of the Board of Directors, James J. TerBeest, Chief Financial Officer, and other former officers of ThermoView.

     (3) On March 27, 2001, ThermoView filed a Form 8-K reporting the following current events under Item 5. Other Events: Pursuant to the terms of an Assignment and Acceptance Agreement dated as of March 22, 2001, by and among PNC Bank and GE Equity, and Rodney H. Thomas, Charles L. Smith, Robert L. Cox,
Robert L. Cox, II, Stephen A. Hoffmann, Mitch M. Wexler, Stephen Townzen, Emerging Business Solutions, LLC, Ronald L. Carmicle, Raymond C. Dauenhauer, J. Sherman Henderson, III, Bruce C. Merrick, George C. Underhill, II and Daniel F. Dooley, PNC Bank transferred all of its rights and obligations under its loan documents to GE Equity and the individuals and entities listed in connection with the August, 1998, $15,000,000 PNC loan to ThermoView. The listed individuals and Emerging Business Solutions constitute an investor group that joined with GE Equity for the purpose of purchasing the PNC loan. Related to the purchase of the PNC loan, PNC Bank also assigned its rights and obligations to GE Equity and the investor group with respect to the $3,000,000 portion of the $15,000,000 note for which PNC Bank received payment in full pursuant to guarantees from Messrs. Stephen A. Hoffmann, Douglas I. Maxwell, III, Richard E. Bowlds and Nelson E. Clemmens. Upon the sale of the $15,000,000 loan to GE
Equity and the investor group, ThermoView executed on March 22, 2001, a $3,000,000 Amended and Restated Series A Promissory Note in favor of GE Equity, individual Amended and Restated Series B Promissory Notes aggregating $2,250,000 in favor of each member of the investor group and a $6,250,000 Amended and Restated Series C Promissory Note in favor of GE Equity. The Series A, Series B and Series C notes mature on March 31, 2004 and re-evidence the obligations evidenced by the original $15,000,000 PNC note.

     At the date of purchase of the PNC loan, ThermoView owed $11,719,991 to PNC Bank. In connection with the purchase of the PNC loan, ThermoView issued an immediately exercisable warrant in favor of PNC Investment Corp. to purchase 200,000 shares of ThermoView common stock for $0.28 per share. This warrant expires in March 2011. As consideration for GE Equity and the investor group purchasing the PNC note, ThermoView issued immediately exercisable warrants to purchase an aggregate of 957,030 shares of ThermoView common stock at $0.28 per share. These warrants expire in March 2011.

     GE Equity agreed to extend the maturity date of its $10,000,000 July 1999 note due from ThermoView from July 2002 to April 30, 2004, reduce the principal by $6,250,000 and add interest due on that debt as additional principal for the fourth quarter of 2000 and all of 2001. Consequently, the remaining principal is $4,325,000. Additional interest deferrals for the second through fourth quarters in 2001 will increase debt approximately $900,000.

     In connection with PNC Bank exercising its rights with respect to the four guarantors, ThermoView entered into an agreement with the largest single guarantor, Mr. Hoffmann, representing $1,500,000 of the $3,000,000 PNC Bank collected from the guarantees. ThermoView executed a promissory note in favor of Mr. Hoffmann in the amount of $900,000 bearing interest at six percent per annum maturing June 30, 2004.

     Subsequent to the purchase of the PNC note by GE Equity and the investor group, GE Equity and the investor group waived all defaults relating to the purchased PNC note. In addition, GE Equity waived any defaults relating to the July, 1999 note occasioned by the declaration of default by PNC Bank in early January 2001.

     ThermoView also restructured its Series D and Series E preferred stock and in that connection issued 53,400 additional Series D shares valued at $267,000 and 36,600 additional Series E preferred shares valued at $183,000 to satisfy a $450,000 obligation owing by ThermoView to sellers of businesses to ThermoView that now constitute ThermoView subsidiaries. Dividends on the Series D preferred stock commence October 1, 2001 but accumulate with additional issuances of Series D preferred stock through December 31, 2002. Commencing January 1, 2003, ThermoView will pay dividends in cash. The mandatory redemption provision requiring 20 percent annual redemption of the Series D preferred stock over a period of five years commences July 2004 instead of October 2001. Dividends on the Series E preferred stock will accrue from the effective date of the earlier of the original issuance of the Series E preferred stock or the original issuance of the Series D preferred stock that Series E preferred stock replaces. Dividends accruing from the date of issuance of the Series E preferred stock through December 2002, ThermoView shall pay in kind through the issuance of an equivalent amount of Series E preferred stock. Thereafter cash dividends commence. The mandatory redemption provision of this Series E preferred stock which requires 20 percent annual redemption over a five year period commences July 2004 instead of October 2001.

     Members of the investor group including Messrs. Carmicle, Dauenhauer, Henderson, Hoffmann, Merrick, Smith, Thomas and Underhill are all directors of ThermoView. Mr. Charles L. Smith also serves as chief executive officer of ThermoView and James J. TerBeest, a member of Emerging Business Solutions, LLC, serves as chief financial officer of ThermoView.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ThermoView Industries, Inc.



Date:  May 9, 2001                     By:      /s/ Stephen A. Hoffmann
                                      -----------------------------------------
                                       Stephen A. Hoffmann,
                                       Chairman
                                       (principal executive officer)


Date:  May 9, 2001                     By:      /s/ James J. TerBeest
                                       -----------------------------------------
                                       James J. TerBeest,
                                       Chief Financial Officer
                                    (principal financial and accounting officer)

                                INDEX TO EXHIBITS

  Exhibit
   Number                            Description of Exhibits

10.103 Settlement Agreement and General Release dated March 28, 2001, by and between Registrant and Richard E. Bowlds.

10.104 Promissory Note dated March 28, 2001, by and between Registrant and Stephen A. Hoffmann.

Exhibit 10.103

                    SETTLEMENT AGREEMENT AND GENERAL RELEASE



     THIS SETTLEMENT AND RELEASE AGREEMENT dated this 28th day of March 2001, is being executed by RICHARD E. BOWLDS (hereinafter "Bowlds") having an address at Owensboro, Kentucky ; and [i] THERMOVIEW INDUSTRIES, INC., a Delaware
corporation ("ThermoView"), [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS, INC., a
California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation ("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv] THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Borrower" and collectively as the "Borrowers") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228, (hereinafter collectively referred as the "Borrowers").1

     WHEREAS, Bowlds was, pursuant to a certain Limited Guaranty Agreement dated April 14, 2000 (the "Guaranty Agreement"), a guarantor of certain obligations of Borrowers to PNC Bank Corp. (and/or any of its subsidiaries) (hereinafter collectively referred to as "PNC") for the total amount of up to $500,000 (the "Bowlds Guaranteed Amount") plus the Accrued Interest Amount, if any;

     WHEREAS, Bowlds has paid to PNC the Bowlds Guaranteed Amount and as a result of such payment may have certain claims (hereinafter collectively the "Bowlds Claims") against the Borrowers;

     WHEREAS, the parties mutually desire to resolve Bowlds Claims on the following terms and conditions.

                              W I T N E S S E T H :

     NOW, THEREFORE, the undersigned Bowlds, hereby represents and states that in exchange for the sum of $300,000.00 paid pursuant to the terms of that certain Promissory Note dated March 28th, 2001 attached hereto as Exhibit "A" and incorporated herein by reference, Bowlds, for himself and for his heirs, successors, assigns, predecessors, principals, affiliates, attorneys, representatives and agents, does hereby irrevocably and unconditionally release, acquit, exonerate and forever discharge Borrowers and all of their respective employees, officers, directors, principals, affiliates, subsidiaries, shareholders, attorneys, agents, representatives and their respective heirs, personal representatives, successors and assigns from any and all claims, liability, causes of action, demands, controversies, suits, damages, expenses, sums of money and/or judgments (collectively, "Claims") of any kind or nature, both legal and equitable, whether known or unknown, which may have arisen to date or may arise in the future, but only if and to the extent that such Claims arise from the Guaranty Agreement and/or Bowlds Claims.

     This Agreement is made and entered into in order to settle the rights and obligations between the parties under the Guaranty Agreement and shall in all respects be interpreted, enforced and governed under the laws of Kentucky. The language of all parts of this Agreement shall in all cases be interpreted as a whole, according to its fair meaning, and not strictly for or against any of the parties, regardless of which is the drafter of this Agreement.

     Should any provision of this Agreement be declared or determined by any court to be illegal or invalid, the validity of the remaining parts, terms or provisions shall not be affected thereby and said illegal or invalid part, term or provision shall be deemed not to be a part of this Agreement.

     The undersigned further states that this settlement is the compromise of a doubtful and disputed claim, that the payment of the aforesaid sum is not to be construed as an admission of liability on the part of Borrowers'; that this instrument contains the entire agreement between the parties; that the terms hereof are contractual and not a mere recital; and fully understands its terms.

     This Agreement contains the entire agreement and understanding between the parties and this Agreement may be modified only by a mutual written consent by Bowlds and Borrowers.

     IN WITNESS WHEREOF, I have hereunto set my hand on this 28th day of March, 2001.



 /s/ Richard E. Bowlds
------------------------------------

RICHARD E. BOWLDS


------------------------------
WITNESS


BORROWERS:
THERMOVIEW INDUSTRIES, INC.
AMERICAN HOME DEVELOPERS CO., INC.
FIVE STAR BUILDERS, INC.
KEY HOME CREDIT, INC.
KEY HOME MORTGAGE, INC.
LEINGANG SIDING AND WINDOW, INC.
PRIMAX WINDOW CO.
PRECISION WINDOW MFG., INC.
ROLOX, INC.
TD WINDOWS, INC.
THERMAL LINE WINDOWS, INC.
THERMOVIEW OF MISSOURI, INC.
THERMO-TILT WINDOW COMPANY
THOMAS CONSTRUCTION, INC.
THERMO-SHIELD OF AMERICA (ARIZONA), INC.
THERMO-SHIELD OF AMERICA (MICHIGAN), INC.
THERMO-SHIELD COMPANY, LLC
THERMO-SHIELD OF AMERICA(WISCONSIN), LLC
THERMOVIEW ADVERTISING GROUP, INC.


By:      /s/ Charles L. Smith
     ---------------------------------------
         Charles L. Smith, President

-------------------------------------
WITNESS

Exhibit 10.104

                                 PROMISSORY NOTE

$300,000                                                   Louisville, Kentucky
                                                                 March 28, 2001


     FOR VALUE RECEIVED, the undersigned, [i] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView"), [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS, INC., a
California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation ("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv]THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Maker" and collectively as the "Makers") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228, hereby promises and agrees to pay to the order of Stephen A. Hoffmann (hereinafter referred to as "Lender"), having an address at 1383
Waxwing Place, Louisville, Kentucky 40222, the aggregate principal sum of $300,000 (the "Lender's Loan") in lawful money of the United States of America, as hereinafter provided.

     The principal of this Note (the "Note") shall bear interest on the unpaid balance thereof at a fixed rate of six percent (6%) per annum.

     Principal and any accrued but unpaid interest on this Note shall be due and payable in full on June 30, 2004 (the "Maturity Date"). Interest shall be paid monthly commencing on June 30, 2001 and on the last day of each calendar month thereafter, with a final payment of all accrued but unpaid interest to be made on the earlier of (i) the Maturity Date and (ii) the date the principal balance of this Note is paid in full.

     Subject to the last sentence of this paragraph, principal of this Note may be repaid in whole or in part without penalty or premium at any time prior to maturity; provided, however, that in such event (or in any event) Lender shall have no obligation to advance, and Makers shall have no right to reborrow, any amounts so repaid. All payments of principal and interest and any other sums due under this Note shall be made in immediately available funds to Lender at the address for Lender set forth in this Note or to such other person or at such other address as may be designated in writing by the holder of this Note. Makers shall not make any voluntary prepayments under this Note so long as any portion of the Senior Debt (as hereinafter defined) shall remain outstanding.

     It is understood and agreed that the occurrence and continuance of any one or more of the following events shall constitute a default under this Note: (A) the failure to pay or perform when and as due any obligations, liabilities, or indebtedness of any of the Makers of this Note to Lender (whether at maturity or by acceleration, and with no prior demand therefor by Lender being necessary except to the extent, if any, required under the express terms of the agreement, Note, or instrument governing such default); (B) a proceeding being filed by or commenced against (which remains undismissed for 60 days) any of the Makers for dissolution or liquidation, or voluntarily or involuntarily terminating or dissolving or being terminated or dissolved, or the sale of all or substantially all of the assets of any of the Makers; or (C) the appointment of a custodian, trustee, liquidator, or receiver for or for any of the property of, or an assignment for the benefit of creditors by or the filing of a petition under bankruptcy, insolvency, or debtor's relief law, or for any readjustment of indebtedness, composition, or extension by or against any of the Makers which, if not voluntary, remains undismissed for 60 days.

     Subject to the Subordination Provisions (as hereinafter defined), whenever there is a default under this Note the entire principal balance of this Note and any accrued and unpaid interest hereon, shall automatically become forthwith due and payable, without presentment, notice, protest, or demand of any kind (all of which are hereby expressly waived by each of the Makers), except, with respect to clause (A) above, for a written notice of acceleration.

     Except as specifically provided herein, each of the Makers and any other party who may become primarily or secondarily liable for any of the obligations of any of the Makers hereunder hereby waives presentment, demand, notice of dishonor, protest, notice of protest, and nonpayment, and further waives all exemptions to which they may now or hereafter be entitled under the laws of this or any other state or of the United States, and further agrees that the holder of this Note shall have the right, without notice, to deal in any way, at any time, with any Maker or with any other party who may become primarily or secondarily liable for any of the obligations of any of the Makers under this Note without waiving any rights the holder of this Note may have hereunder or by virtue of the laws of this state or any other state of the United States.

     Subordination, Priority and Payment Over of Proceeds in Certain Events (the remaining provisions (excluding the last two paragraphs herein) of this Note being referred to herein collectively as the "Subordination Provisions"):

     (a) The Makers and Lender and any other holder of this Note (Lender and such holders being hereinafter referred to collectively as "Holders") covenant and agree that all payments of the principal of and interest in respect of this Note shall be subordinated, to the extent and in accordance with the Subordination Provisions, to the prior payment in full of the Senior Debt. For purposes of this Section, the term "Senior Debt" shall mean, (i) the Loan Agreement, dated as of August 31, 1998 between the Makers, GE Capital Equity Investments and the other lenders party thereto, as assignees of PNC Bank, N.A., as amended, restated, supplemented or otherwise modified from time to time, and
(ii) the Securities Purchase Agreement, dated as of July 8, 1999 between the Makers and GE Capital Equity Investments, Inc., as amended, restated, supplemented or otherwise modified from time to time, and each of clauses (i) and (ii) above shall include principal of and premium, if any, and interest
(including interest accruing at the rate provided for hereunder after the commencement of any proceedings of the type referred to in clause (b) hereof, whether or not an allowed claim in such proceeding) on all loans and other extensions of credit under, and all expenses, fees, reimbursements, indemnities and other amounts owing pursuant to the Senior Debt, and the term "Subordinated Debt" shall mean the Lender's Loan. Any of the foregoing to the contrary notwithstanding, the term "Senior Debt" shall not include any advances in excess of $1,000,000 made after the date of this Note. The Makers and Lender further covenant and agree that all payments in respect of this Note shall be subordinated in accordance with the Subordination Provisions.

     (b) Upon payment or distribution of assets or securities of Makers of any kind or character, whether in cash, property or securities, upon any dissolution or winding up or total or partial liquidation or reorganization of any Maker, whether voluntary or involuntary, or in bankruptcy, insolvency, receivership or other proceedings or upon an assignment for the benefit of creditors or any other marshaling of the assets and liabilities of the Makers, the Senior Debt shall first be paid in full in cash, or payment provided for in cash or cash equivalents in a manner satisfactory to the Holders thereof, before any direct or indirect payments or distributions, including without limitation, by exercise of setoff, of any cash, property or securities on account of principal of (or premium, if any) or interest on the Subordinated Debt, and to that end the Senior Debt holder shall be entitled to receive directly, for application to the payment thereof (to the extent necessary to pay the Senior Debt in full after giving effect to any substantially concurrent payment or distribution to or provision for payment to the Senior Debt holder in respect of the Senior Debt), any payment or distribution of any kind or character, whether in cash, property or securities, in respect of the Subordinated Debt. The provisions of this Section shall not be applicable to payments made in accordance with the terms of this Note and received prior to the commencement of any such dissolution or winding up or total or partial liquidation or reorganization of any Maker, whether voluntary or involuntary, or in bankruptcy, insolvency, receivership or other proceedings or upon an assignment for the benefit of creditors or any other marshalling of the assets and liabilities of the Makers.

     (c) No direct or indirect payment by or on behalf of the Makers of principal of (premium, if any), or interest on, the Subordinated Debt, whether pursuant to the terms of Subordinated Debt, upon acceleration or otherwise, shall be made if at the time of such payment there exists (i) a default in the payment of all or any portion of principal of (premium, if any), interest on, fees or other amounts owing in connection with any Senior Debt or (ii) any default other than a default described in clause (i) above under any document or instrument governing or evidencing any Senior Debt, and in either case, such default shall not have been cured or waived in writing. So long as no such default or Event of Default exists in respect hereof or in respect of the Senior Debt, the Makers shall make, and the Lender may receive, (i) payments of interest on the Subordinated Debt when and as due, and (ii) a principal payment of the Subordinated Debt on or after the Maturity Date.

Rights and Obligations of Holders:
---------------------------------

     (a) In the event that, notwithstanding the foregoing provision prohibiting such payment or distribution, the Holders shall have received any payment on account of the Subordinated Debt at a time when such payment is prohibited by such provision before the Senior Debt is paid in full, then and in such event, such payment or distribution shall be received and held in trust by the Holders apart from their other assets and paid over or delivered to the holders of the Senior Debt remaining unpaid to the extent necessary to pay in full in cash the principal of (premium, if any), and interest on, such Senior Debt in accordance with its terms and after giving effect to any concurrent payment or distribution to the holders of such Senior Debt. To the extent that any distributions otherwise payable to the Holders have been applied to the payment of the Senior Debt in accordance with the Subordination Provisions, the Holders shall be subrogated to the rights of the holders of the Senior Debt to receive distributions with respect to the Senior Debt; provided, that so long as any Senior Debt shall remain outstanding, Lender shall not assert any such rights in respect hereof.

     (b) Upon any payment or distribution of assets or securities referred to in the Subordination Provisions, the Holders shall be entitled to rely upon any order or decree of a court of competent jurisdiction in which such dissolution, winding up, liquidation or reorganization proceedings are pending, and upon a certificate of the receiver, trustee in bankruptcy, liquidating trustee, agent or other person making any such payment or distribution, delivered to the Holders for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of Senior Debt and other indebtedness of Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Section. Upon the filing of a bankruptcy of any Maker whether voluntary or involuntary, the Senior Lenders shall have the right to file a proof of claim on behalf of Lender in respect of the Lender's Loan.

     (c) So long as the Senior Debt shall remain outstanding, Lender shall waive all of his rights and remedies with respect to the enforcement of this Note, including, but not limited to, the filing of a bankruptcy or other similar proceeding against any Maker, the taking of any action to collect on this Note and the right to accelerate this Note. If no default or Event of Default under the Senior Debt (other than a default or Event of Default arising from any Maker's failure to pay this Note when and as due) shall occur and the Senior Debt shall remain outstanding, Lender may take any action against any Maker (except the filing of a bankruptcy or other similar proceeding against any Maker) to collect (i) any interest payment on this Note when due and payable or
(ii) any principal payment on this Note on or after the Maturity Date; provided that, in each case, Lender shall only be permitted to receive any such payments pursuant to the terms of the Subordination Provisions.

Rights of Holders of Senior Debt Not To Be Impaired:

     (a) No right of any present or future holder of any Senior Debt to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act by any such holder, or by any noncompliance by the Makers with the terms and provisions and covenants herein regardless of any knowledge thereof such holder may have or otherwise be charged with.

     (b) The Subordination Provisions and the provision contained in the last sentence of the fourth paragraph of this Note are intended to be for the benefit of, and shall be enforceable directly by, the holders of the Senior Debt. The Makers, by their acceptance hereof, acknowledge that the holders of the Senior Debt are relying upon the Subordination Provisions in extending such Senior Debt.

Obligations of Makers Unconditional:

     (a) Nothing contained in this Note is intended to or shall impair, as between the Makers and the Holders, the obligations of the Makers , which are absolute and unconditional, to pay to the Holders the principal of (premium, if any), and interest on, this Note as and when the same shall become due and payable in accordance with its terms, or is intended to or shall affect the relative rights of the Holders and creditors of the Makers other than the holders of the Senior Debt.

     (b) The failure to make a payment on account of principal of, or interest on, this Note by reason of any provision of this Note shall not be construed as preventing the occurrence of a default hereunder.

Right of Any Holder as Holder of Senior Debt:

     Any Holder in its individual capacity shall be entitled to all the rights set forth in this Note with respect to any Senior Debt which may at any time be held by it, to the same extent as any other holder of Senior Debt, and nothing in this agreement shall deprive such Holder of any of its rights as such holder.

Reinstatement:

     The subordination provisions of this Note shall continue to be effective or be reinstated, and the Senior Debt shall not be deemed to be paid in full, as the case may be, if at any time any payment of any of the Senior Debt is rescinded or must otherwise be returned by the holder thereof upon the insolvency, bankruptcy or reorganization of the Makers or otherwise, all as though such payment had not been made.

     If this Note is placed in the hands of an attorney for collection by suit or otherwise, the under-signed hereby agrees to pay all costs of collection, including any reasonable attorney's fee incurred.

     This Note has been delivered in, and shall be governed by and construed in accordance with the laws of, the Commonwealth of Kentucky.

     The terms and conditions of this Note may not be changed, amended, modified or altered in any respect by the parties hereto without the prior written consent of the Senior Debt holders.


MAKERS:

THERMOVIEW INDUSTRIES, INC.
AMERICAN HOME DEVELOPERS CO., INC.
FIVE STAR BUILDERS, INC.
KEY HOME CREDIT, INC.
KEY HOME MORTGAGE, INC.
LEINGANG SIDING AND WINDOW, INC.
PRIMAX WINDOW CO.
PRECISION WINDOW MFG., INC.
ROLOX, INC.
TD WINDOWS, INC.
THERMAL LINE WINDOWS, INC.
THERMOVIEW OF MISSOURI, INC.
THERMO-TILT WINDOW COMPANY
THOMAS CONSTRUCTION, INC.
THERMO-SHIELD OF AMERICA (ARIZONA), INC.
THERMO-SHIELD OF AMERICA (MICHIGAN), INC.
THERMO-SHIELD COMPANY, LLC
THERMO-SHIELD OF AMERICA(WISCONSIN), LLC
THERMOVIEW ADVERTISING GROUP, INC.


By:     /s/ Charles L. Smith
    ----------------------------------------
         Charles L. Smith, President


     -------- 1 For purposes hereof, all capitalized terms to the extent they are not specifically defined in this Agreement shall have the same meaning afforded to them in the Limited Guaranty Agreement, dated April 14th, 2000, copy of which is attached here to as Exhibit "B" and incorporated herein by reference, and any related financing documents, to which Borrowers and Bowlds are the parties.