Form 10-Q
period 2001-06-30
THERMOVIEW INDUSTRIES INC
filed 2001-08-07
CIK 1083753

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

                  For the quarterly period ended June 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2001, 7,744,461 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

-------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
   Item 1. Financial Statements.........................................1
      Condensed Consolidated Balance Sheets.............................1
      Condensed Consolidated Statements of Operations...................2
      Condensed Consolidated Statements of Cash Flows...................3
      Notes to Condensed Consolidated Financial Statements..............4
   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations........................................13
   Item 3. Quantitative and Qualitative Disclosures About Market Risk..22
Part II Other Information
   Item 1. Legal Proceedings...........................................23
   Item 2. Changes in Securities and Use of Proceeds...................23
   Item 3. Defaults Upon Senior Securities.............................23
   Item 4. Submission of Matters to a Vote of Security Holders.........24
   Item 5. Other Information...........................................24
   Item 6. Exhibits and Reports on Form 8-K............................24
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                                                     June 30,
                                                      December 31,     2001
Assets                                                    2000     (Unaudited)
                                                      ------------ -----------
Current assets:
  Cash and equivalents                                  $  392,326  $1,676,387
  Receivables:
   Trade                                                 3,438,066   3,866,648
   Finance                                                  25,272       9,881
   Related party                                            12,238           -
   Other                                                   590,392     307,371
  Costs  in  excess  of   billings   on   uncompleted
   contracts                                             1,066,583   1,068,247
  Inventories                                            1,731,806   1,764,860
  Prepaid expenses and other current assets                391,411     352,112
                                                        ----------  ----------
Total current assets                                     7,648,094   9,045,506

Property and equipment, net                              2,923,778   2,795,358

Other assets:
  Goodwill, net                                         60,562,416  59,695,347
  Finance receivables                                      110,173      34,891
  Other assets                                             466,346     333,633
                                                        ----------  ----------
                                                        61,138,935  60,063,871
                                                        ----------  ----------
Total assets                                           $71,710,807 $71,904,735
                                                       =========== ===========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                      $4,401,992 $ 4,931,228
  Accrued expenses                                       3,266,230   2,944,928
  Billings   in  excess   of  costs  on   uncompleted
   contracts                                               961,998   1,196,366
  Income taxes payable                                           -      71,148
  Current portion of long-term debt                        368,678     354,518
                                                        ----------  ----------
Total current liabilities                                8,998,898   9,498,188

Long-term debt                                          22,946,889  16,563,944
Due to sellers of acquired businesses                      450,000           -
Other long-term liabilities                                371,538     325,358

Mandatorily redeemable preferred stock:
  Series D,  $.001 par  value  (aggregate  redemption
   amount and liquidation preference of $4,564,850 at
   December 31, 2000 and $4,784,500 at June 30, 2001);
   1,500,000 shares authorized; 912,970 shares issued
   and outstanding at December 31, 2000; 956,900
   shares issued and outstanding at June 30, 2001        4,564,850   4,784,500
  Series E,  $.001 par  value  (aggregate  redemption
   amount and liquidation preference of $1,628,713 at
   December 31, 2000 and $1,911,865 at June 30, 2001);
   500,000 shares authorized; 300,000 shares issued
   and outstanding at December 31, 2000; 336,600 shares
   issued and outstanding at June 30, 2001               1,628,713   1,911,865
Stockholders' equity:
  Preferred stock, 2,975,000 shares authorized:
   Series A, $.001 par value; none issued                        -           -
   Series B, $.001 par value; none issued                        -           -
  Common stock,  $.001 par value;  25,000,000  shares
   authorized;    7,726,461    shares    issued   and
   outstanding  at December  31,  2000 and  7,744,461
   shares issued and outstanding at June 30, 2001            7,726       7,744
  Paid-in capital                                       64,143,792  64,926,154
  Accumulated deficit                                  (31,401,599)(26,113,018)
                                                       -----------  ----------
Total stockholders' equity                              32,749,919  38,820,880
                                                       -----------  ----------

Total liabilities and stockholders' equity             $71,710,807 $71,904,735
                                                       =========== ===========
                             See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                For the three months     For the six months
                                   ended June 30,           ended June 30,
                                  2000        2001         2000        2001
                                  ----        ----         ----        ----

Revenues                      $27,230,072 $23,678,603  $48,706,488 $45,555,024

Cost of revenues earned        12,967,297  10,895,454   23,349,374  21,335,919
                              -----------  ----------- ------------ -----------

Gross profit                   14,262,775  12,783,149   25,357,114  24,219,105

Selling, general and
 administrative expenses       14,619,093  11,342,489   27,707,146  22,393,609
Unusual charges                10,745,000           -   10,745,000           -
Depreciation expense              283,157     280,337      545,723     561,310
Amortization expense              877,608     701,199    1,746,249   1,397,423
                              -----------  ---------- ------------  ----------

Income (loss) from operations (12,262,083)    459,124  (15,387,004)   (133,237)

Interest expense               (1,149,005)   (615,118)  (2,242,325) (1,686,530)
Interest income                    37,391      13,867      105,513      29,839
                              -----------  ---------- ------------  ----------

Loss before income taxes      (13,373,697)   (142,127) (17,523,816) (1,789,928)

Income tax expense              2,984,000      38,500    1,729,000      71,600
                              -----------  ---------- ------------  ----------

Loss before extraordinary
 item                         (16,357,697)   (180,627) (19,252,816) (1,861,528)

Extraordinary item--gain on
 forgiveness of debt                    -           -            -   7,150,109
                              -----------  ---------- ------------  ----------

Net income (loss)             (16,357,697)   (180,627) (19,252,816)  5,288,581

Less preferred stock
 dividends:
 Series C cash dividends                -           -     (100,800)          -
 Series C non-cash dividends     (540,435)          -   (1,010,070)          -
 Series D undeclared
   dividends                     (180,000)          -     (180,000)          -
 Series E undeclared
   dividends                            -     (50,353)           -    (100,152)
Plus:
 Benefit of Series D
  preferred stock redemption            -     397,350            -     397,350
                              -----------  ---------- ------------  ----------
                                 (720,435)    346,997   (1,290,870)    297,198
                              ------------ ---------- ------------  ----------

Income (loss) attributable
 to common stockholders      $(17,078,132) $  166,370 $(20,543,686) $5,585,779
                              ============ ========== ============= ==========

Basic and diluted income
(loss) per common share:

 Income (loss) attributable
  to common stockholders
  before extraordinary item   $     (2.16) $     0.02 $      (2.60) $    (0.19)
 Extraordinary item                     -           -            -        0.86
                              ------------ ---------- ------------- ----------
 Income (loss) attributable
  to common stockholders      $     (2.16) $     0.02 $      (2.60) $     0.67
                              ============ ========== ============= ===========

                             See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                            For the six months ended
                                                    June 30,
                                            --------------------------
                                                 2000         2001
                                                ------       ------
Operating activities
Loss before extraordinary item              $(19,252,816)$(1,861,528)
Adjustments to reconcile loss before
  extraordinary item to net cash provided
  by (used in) operations:
   Depreciation and amortization               2,291,972   1,958,733
   Deferred income taxes                       1,728,000           -
   Accretion of debt discount                    799,998     597,675
   Unusual charges                            10,745,000           -
   Loss on finance receivables                   380,000           -
   Interest forgiven                                   -     360,000
   Interest added to principal                         -     543,749
   Other                                         111,482           -
   Changes in operating assets and
    liabilities                                2,448,932     254,042
                                            ------------ -----------
Net cash provided by (used in) operating
  activities                                    (747,432)  1,852,671

Investing activities
Acquisitions of businesses, net of cash
  acquired                                    (1,002,795)          -
Payments for purchase of property and
  equipment                                     (469,486)   (274,342)
Other                                             39,053     133,258
                                            ------------ -----------
Net cash used in investing activities         (1,433,228)   (141,084)

Financing activities
Increase in long-term debt                             -   7,291,618
Payments of long-term debt                      (204,803) (7,878,905)
Redemption of Series D preferred stock                 -     (10,000)
Preferred stock dividends paid in cash          (100,800)          -
Proceeds from issuance of warrants                     -     392,382
Financing costs deferred or expensed                   -    (222,621)
                                            ------------ ------------
Net cash used in financing activities           (305,603)   (427,526)
                                            -------------------------
Net increase (decrease) in cash and
  equivalents                                 (2,486,263)  1,284,061
Cash and equivalents at beginning of period    3,331,721     392,326
                                            ------------ -----------
Cash and equivalents at end of period       $    845,458 $ 1,676,387
                                            ============ ===========

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.    New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to eliminate approximately $2.7 million of goodwill amortization annually. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.    Inventories

     Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites, as well as parts and supplies for retail operations.

4.    Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

4.    Income (Loss) per Common Share (Continued)

shares outstanding for the three and six-month periods ended June 30, 2000 and 2001, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses attributable to common stockholders before extraordinary item for the three-month period ended June 30, 2000 and the six-month periods ended June 30, 2000 and 2001, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

     Weighted average shares outstanding for the periods in which there were losses attributable to common stockholders were as follows:

                                                        Weighted
                                                    Average Shares
                        Period                        Outstanding
        ------------------------------------          -----------
        For the three months ended June 30, 2000        7,909,338
        For the six months ended June 30, 2000          7,914,833
        For the six months ended June 30, 2001          8,293,870

     A reconciliation of basic to diluted share amounts used in computing the per share amounts for the three months ended June 30, 2001 is as follows:

Basic - weighted average shares outstanding              8,299,870
Dilutive effect of stock options and warrants            2,036,038
                                                        ----------
Diluted - weighted average shares outstanding and
  assumed conversions                                   10,335,908
                                                        ==========

     A reconciliation of income (loss) before extraordinary item attributable to common stockholders used in computing the per share amounts for the three and six months ended June 30, are as follows:

                               Three Months                Six Months
                              Ended June 30,             Ended June 30,
                             ----------------          -----------------
                             2000        2001          2000         2001
                             ----        ----          ----         ----
Loss before
  extraordinary item     $(16,357,697) $(180,627) $(19,252,816) $(1,861,528)
Preferred stock
  dividends, net of
  benefit of redemption      (720,435)   346,997    (1,290,870)     297,198
                         ------------- ---------- ------------- ------------
Income before
  extraordinary item
  attributable to
  common stockholders    $(17,078,132) $ 166,370  $(20,543,686) $(1,564,330)
                         ============= ========== ============= ============
5.    Income Taxes

     Due to operating losses incurred in 2000, management concluded during the quarter ended June 30, 2000, that it is more likely than not that the Company's deferred income tax assets will not be realized. Accordingly, the deferred tax assets at June 30, 2000, were fully offset by a valuation allowance, and the

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

5.    Income Taxes(Continued)

income tax provision for the three and six-month periods ended June 30, 2000 includes the effect of recognizing a valuation allowance against the deferred tax assets that existed at the beginning of such periods. The Company has continued in 2001 to not recognize the benefit of its net deferred tax assets. The income tax provision for the three and six-month periods ended June 30, 2001 represents state income taxes in those states where the Company's operations are reporting taxable income.

6.    Segment Information

     For the three and six-month periods ended June 30, 2000 and 2001, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into three reportable operating segments: manufacturing, retail and financial services.

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

     Segment information for the three and six-months ended June 30, was as follows:

For the three months     Manu-                 Financial
ended June 30, 2000   facturing      Retail    Services  Corporate  Consolidated
--------------------  ----------  -----------  --------- ---------- ------------
Revenues from
  external
  customers           $2,056,794  $25,155,837  $  17,441  $       - $27,230,072
Intersegment
  revenues             1,418,455            -          -          -   1,418,455
Restructuring
  charges (see
  Note 6)             (3,843,652)  (6,901,348)         -          - (10,745,000)
Income (loss) from
  operations          (4,419,090)  (5,872,652)  (455,583)(1,514,758)(12,262,083)
Total assets           8,038,263   67,255,220    610,931    610,830  76,515,244

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

6.    Segment Information (Continued)

For the three months    Manu-                  Financial
ended June 30, 2001   facturing      Retail    Services  Corporate  Consolidated
--------------------  ----------  -----------  --------- ---------- ------------
Revenues from
  external
  customers           $1,833,713  $21,809,469  $     49  $   35,372  $23,678,603
Intersegment
  revenues               275,215            -         -           -      275,215
Income (loss) from
 operations              214,844      892,411    (2,981)   (645,150)     459,124
Total assets           6,930,494   63,158,157    59,765   1,756,319   71,904,735

For the six months       Manu-                 Financial
ended June 30, 2000   facturing      Retail    Services  Corporate  Consolidated
--------------------  ----------  -----------  --------- ---------- ------------
Revenues from
  external
  customers          $3,106,841   $45,569,278  $ 30,369  $        - $48,706,488
Intersegment
  revenues            3,111,485             -         -           -   3,111,485
Restructuring
  charges
(see Note 6)         (3,843,652)   (6,901,348)        -           - (10,745,000)
Income (loss) from
  operations         (5,070,819)   (6,973,351) (532,980) (2,809,854)(15,387,004)

For the six months       Manu-                 Financial
 ended June 30, 2001  facturing      Retail    Services  Corporate  Consolidated
--------------------  ----------  -----------  --------- ---------- ------------
Revenues from
  external
  customers           $3,111,965  $42,391,358  $    386  $  51,315  $45,555,024
Intersegment
  revenues               419,262            -         -          -      419,262
Restructuring
  Charges                      -            -         -          -            -
Income (loss) from
 operations               75,741    1,260,669    (4,096)(1,465,551)    (133,237)

7.    Unusual Charges

     The Company's results of operations for the three and six month periods ended June 30, 2000, include the following amounts for entities closed in 2000:

                                                  Income (Loss) from
                                                   Operations Before
For the three months ended June 30, 2000            Unusual Charges
----------------------------------------            ---------------
Precision                                            $ (863,629)
American Home Developers                               (150,718)

For the six months ended June 30, 2000
----------------------------------------
Precision                                             (1,366,365)
American Home Developers                               (328,335)

     The unusual charges consist of the following:

                                               American
                                                 Home
                                   Precision  Developers     Total
                                  ----------- ----------  ----------
Goodwill write-off                $ 3,075,484 $6,891,348  $9,966,832
Write down of tangible  assets to
  net realizable value                568,168     10,000     578,168
Additional warranty reserve           200,000          -     200,000
                                  ----------- ----------  ----------
                                  $ 3,843,652 $6,901,348  $10,745,000
                                  =========== ==========  ===========

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

7.    Unusual Charges (Continued)

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

8.    Financing Arrangements

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

     Long-term debt as of June 30, 2001 reflecting the debt restructuring is as follows:

Senior debt (a):
  Series A - GE Equity                                  $  2,794,469
  Series  B  -  Officers,   directors,   employees  and    2,095,849
   consultants
  Series C - GE Equity                                     5,103,110

Subordinated debt (b):
  GE Equity                                                3,061,865
  GE Equity  - deferred interest                             843,749
Obligations related to guarantors of the PNC debt (c)      2,414,500
Other                                                        604,920
                                                        ------------
                                                        $ 16,918,462
                                                        ============

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

8.    Financing Arrangements (Continued)

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

     The settlement with PNC was consummated by restatement of the original PNC note dated August 31, 1998 and by issuing (i) a Series A sub-note payable to GE Equity in the amount of $3,000,000; (ii) Series B sub-notes payable to each of the Series B lenders (officers, directors, employees and consultants) in the total amount of $2,250,000; and (iii) a new Series C sub-note payable to GE Equity in the amount of $6,250,000 face amount ($5,103,110 net of debt discount at June 30, 2001) representing a portion of GE Equity's original subordinated note of $10,000,000. Also, GE Equity agreed to add interest on this $6,250,000 senior debt to principal through December 31, 2001. GE Equity's subordinated note is now reduced to $3,750,000 face amount ($3,061,856 net of debt discount at June 30, 2001).

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

(b) The GE Equity subordinated debt originally had a face amount of $10,000,000, and at June 30, 2001 had a balance of $8,164,975 net of debt discount. Since $6,250,000 of this debt became senior debt as discussed in
     (a) above, the remaining face amount is $3,750,000 ($3,061,856 net of debt discount at June 30, 2001). The maturity date of the subordinated debt was changed from July 2002 to April 30, 2004. Also, GE Equity agreed to add interest on the subordinated debt to principal for the fourth quarter of 2000 and all of 2001.

(c) One of the four guarantors, Stephen A. Hoffmann, Chairman of ThermoView, received a promissory note for $900,000 at 6% interest in full settlement of any potential obligation related to $1,500,000 of funds forfeited to PNC when they exercised their rights under their credit agreement. The $900,000 note matures June 30, 2004. Total interest on the note through maturity

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

8. Financing Arrangements (Continued)

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

     The other two guarantors who each guaranteed $500,000 of the PNC Bank debt did not settle possible claims related to forfeiture of their respective collateral. The Company initially offered to settle these claims by issuing promissory notes for 60% of the total obligation (the same basis as the other two guarantors settled). The Board of Directors and management of the Company now have the opinion, because of subsequent developments, that none of the $1,000,000 remaining obligation should be paid. Nevertheless, the Company has recorded in the accompanying condensed consolidated balance sheet as of June 30, 2001, the $1,000,000 as a potential long-term obligation not due until after all of the senior restated notes mature, pending resolution of this matter.

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

     In June 2001, the Company redeemed 99,470 shares of its Series D preferred stock with a carrying amount of $497,350 for $100,000 ($10,000 was paid by June 30, 2001) from the prior owners of an acquired business. The excess of the

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


8. Financing Arrangements (Continued)

carrying amount over the consideration given of $397,450 has been reflected as a redemption benefit in arriving at income (loss) attributable to common stockholders in the accompanying condensed consolidated statements of operations for the three and six-month periods ended June 30, 2001.

     In June 2001, 90,000 shares of Series D preferred stock valued at $450,000 and 18,000 shares of common stock valued at $10,800 were recorded as additional consideration in connection with the Company's 1998 acquisition of Primax Window Company.

9. Contingencies

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability on the remainder of the claims. ThermoView also exercised an election for the removal of the action to the US District Court of Colorado, and the matter was designated by the US District Court as Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the US District Court. The Court has entered a scheduling order establishing a trial date in January 2002. Factual discovery has now been completed and the matter has been submitted to the court for entry of summary judgment. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

     On August 1, 2001 a civil action styled Scott C. Ferguson v. ThermoView Industries, Inc., et. al., case no. 01-CI-05295, was filed in the Jefferson Circuit Court in Louisville, Kentucky. The suit seeks monetary damages of $200,000, plus punitive damages, due to the alleged violations, by ThermoView and a former officer of ThermoView, of the general anti-fraud provisions of the Kentucky blue sky laws and common law fraud related to the plaintiff's investment in ThermoView's Series A preferred stock. While ThermoView has not yet responded to the allegations, ThermoView believes that the suit has no merit and that an unfavorable outcome would not have a material adverse effect on the results of operations and financial condition of ThermoView.

     The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management, based upon the

                           THERMOVIEW INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


9. Contingencies (Continued)

information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

10. Subsequent Events

   In July 2001, the Company's stockholders approved the 2000 Stock Option Plan. After transfer of the remaining shares from the 1999 Plan to the 2000 Plan, 1,400,000 shares are to be reserved for issuance under the 2000 Plan.

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

Overview

     We design, manufacture, sell and install custom vinyl replacement windows for residential and commercial customers. We also sell and install replacement doors, home textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings and kitchen and bathroom remodeling products, as well as residential roofing. We have financed a portion of our customers' purchases through Key Home Credit, our consumer finance subsidiary. However, we closed our finance subsidiary in July 2000 since expanding the subsidiary would have required considerable capital.

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

Historical Results Of Operations

                               For the three months For the six months
                                  ended June 30,      ended June 30,
                               -------------------- ------------------
                                 2000      2001      2000      2001
                                 ----      ----      ----      ----
                                           (In thousands)
Revenues...................... $ 27,230   $23,678  $ 48,706   $45,555

Cost of revenues earned.......   12,967    10,895    23,349    21,336
                               ---------------------------------------

Gross profit..................   14,263    12,783    25,357    24,219

Selling,      general      and
   administrative expenses....   14,619    11,343    27,707    22,394
Unusual charges...............   10,745         -    10,745         -
Depreciation expense..........      283       280       546       561
Amortization expense..........      878       701     1,746     1,397
                               ---------------------------------------

Income (loss) from operations.  (12,262)      459   (15,387)     (133)

Interest expense..............   (1,149)     (615)   (2,242)   (1,687)
Interest income...............       37        14       105        30
                               ---------------------------------------

Income  (loss)  before  income
   taxes......................  (13,374)     (142)  (17,524)   (1,790)

Income tax expense............    2,984        39     1,729        71
                               ---------------------------------------

Loss before extraordinary item  (16,358)     (181)  (19,253)   (1,861)

Extraordinary  item - gain  on
   forgiveness of debt........        -         -         -     7,150
                               ---------------------------------------

Net income (loss).............  (16,358)     (181)  (19,253)    5,289

Less preferred stock dividends:
  Series C cash dividends.....        -         -      (101)        -
  Series C non-cash dividends.     (540)        -    (1,010)        -
  Series     D      undeclared
   dividends                       (180)        -      (180)        -
  Series     E      undeclared
   dividends                          -       (50)        -      (100)

Plus:
  Benefit    of    Series    D
   preferred stock redemption.        -       397         -       397
                               ---------------------------------------
                                   (720)      347    (1,291)      297
                               ---------------------------------------

Income (loss)  attributable to
   common stockholders........ $(17,078)  $   166  $(20,544)  $ 5,586
                               =======================================

Three Months Ended June 30, 2001 Compared to June 30, 2000

     Revenues. Revenues decreased from $27.2 million in 2000 to $23.7 million in 2001. This revenue decrease of $3.5 million is due primarily to fluctuations in quarterly revenues for certain retail subsidiaries. Revenues from Thermo-Shield decreased $1.3 million due to (a) changing its lead generation strategy, which should improve its long-term performance but have an adverse effect on short-term operating performance and cash flows; and (b) the closing of one of its branch operations that was unprofitable. Revenues from American Home Developers decreased $803,000 from the second quarter of 2000 to the second quarter of 2001 because of the July 2000 closure of this subsidiary in California.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $14.3 million in 2000 to $12.8 million in 2001. This gross profit reduction results from the volume decreases discussed above. As a percentage of revenues, gross profit increased from 52.4% for the quarter ended June 30, 2000, to 54.0% for the same quarter in 2001. The lower gross profit percentage in the quarter ended June 30, 2000, resulted from production inefficiencies at Precision Window Mfg., Inc., one of our manufacturers that was closed in August 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $14.6 million in the quarter ended June 30, 2000 to $11.3 million in the same quarter of 2001. Selling, general and administrative expenses as a percentage of revenues decreased from 53.7% in the second quarter of 2000, to 47.9% in the second quarter of 2001. The decrease in selling, general and administrative expenses in the second quarter of 2001 represents a concerted effort by management to reduce corporate and field expenses. We have taken steps to reduce administrative expenses principally by terminating corporate employees and relocating our corporate headquarters to one of our subsidiary locations. We are also taking steps to reduce administrative expenses at all of our subsidiaries by eliminating personnel, merging operations where appropriate, and standardizing procedures.

     Unusual Charges. Unusual charges for the second quarter of 2000 amounting to $10.7 million represent primarily goodwill write offs for two of our subsidiaries which were closed, Precision and American Home Developers, plus other asset write offs and expense accruals required by these closures.

     Depreciation Expense. Depreciation expense decreased from $283,000 in the second quarter of 2000 to $280,000 in the second quarter of 2001, reflecting relatively constant levels of property and equipment.

     Amortization Expense. Amortization expense decreased from $878,000 in the second quarter of 2000 to $701,000 in the second quarter of 2001. This decrease resulted primarily from the elimination of amortization of goodwill upon the closure of American Home Developers and Precision Window Mfg., Inc., in July 2000 and August 2000, respectively.

     Interest Expense. Interest expense decreased from $1.1 million in the second quarter of 2000 to $615,000 in the second quarter of 2001. This decrease results from the reduction of interest related to the elimination of nearly $7.0 million of debt during the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $10 million of our debt, and extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount in the second quarter of 2001.

     Income Tax Expense. Because of operating losses incurred during the quarter ended June 30, 2000, management concluded that it was more likely than not that the Company's deferred tax assets would not be realized and, accordingly, the deferred tax assets at June 30, 2000 were fully offset by a valuation allowance. As a result, income tax expense for the three-month period ended June 30, 2000, includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at March 31, 2000. The Company has continued in 2001 to not recognize the benefit of its net deferred tax assets. Income tax expense in the second quarter of 2001 relates to state income taxes.

     Series C Non-Cash Dividends. Non-cash dividends of $540,000 for the second quarter of 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders. The Series C preferred stock was converted to warrants in December 2000, and there were, therefore, no similar non-cash dividends on this preferred stock in the second quarter of 2001.

     Series D Undeclared Dividends. Series D undeclared dividends in the second quarter of 2000 represent accrued dividends on the Series D preferred stock which was converted into Series E preferred stock in September 2000.

     Series E Undeclared Dividends. Series E undeclared dividends in the second quarter of 2001 represent accrued dividends on the Series E preferred stock.

     Benefit of Series D Stock Redemption. We redeemed 99,470 shares of Series D preferred stock with a carrying amount of $497,350 for $100,000 ($10,000 was paid by June 30, 2001) from the prior owners of an acquired business. We have reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in the second quarter of 2001.

Six Months Ended June 30, 2001 Compared to June 30, 2000

     Revenues. Revenues decreased from $48.7 million in the first six months of 2000 to $45.6 million in the same period of 2001. This revenue decrease of $3.1 million is due primarily to fluctuations in revenues of our retail subsidiaries. Revenues from Thermo-Shield decreased $2.7 million due to (a) changing its lead generation strategy, which should improve its long-term performance but has an adverse effect on short-term operating performance and cash flows; and (b) the closing of one of its branch operations that was unprofitable. Revenues from American Home Developers decreased $1.5 million from the first six months of 2000 to the same period in 2001 because of the July 2000 closure of this subsidiary in California.

     Gross Profit. Gross profit decreased from $25.4 million in the first half of 2000 to $24.2 million in the first half of 2001. As a percentage of revenues, gross profit increased from 52.1% in the first half of 2000 to 53.2% in the first half of 2001. The lower gross profit percentage in the first half of 2000 resulted from production inefficiencies at Precision Window Mfg., Inc., one of our manufacturers that we closed in August 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $27.7 million in the first half of 2000 to $22.4 million in the first half of 2001. Selling, general and administrative expenses as a percentage of revenues decreased from 56.9% in the first half of 2000, to 49.2% in the first half of 2001. The decrease in selling, general and administrative expenses in the first half of 2001 represents a concerted effort by management to reduce corporate and field expenses. We have taken steps to reduce administrative expenses principally by terminating corporate employees and relocating our corporate headquarters to one of our subsidiary locations. We are also taking steps to reduce administrative expenses at all of our subsidiaries by eliminating personnel, merging operations where appropriate, and standardizing procedures.

     Unusual Charges. Unusual charges for the first half of 2000 amounting to $10.7 million represent primarily goodwill write offs for two of our subsidiaries which were closed, Precision and American Home Developers, plus other asset write offs and expense accruals required by these closures.

     Depreciation Expense. Depreciation expense increased from $546,000 in the first half of 2000 to $561,000 in the first half of 2001 as a result of capital expenditures in 2000 and 2001.

     Amortization Expense. Amortization expense decreased from $1.7 million in the first half of 2000 to $1.4 million in the first half of 2001. This decrease results primarily from the elimination of amortization of goodwill upon the closure of American Home Developers and Precision Window Mfg., Inc., in July 2000 and August 2000, respectively.

     Interest Expense. Interest expense decreased from $2.2 million in the first half of 2000 to $1.7 million in the first half of 2001. This decrease results from the reduction of interest related to the elimination of nearly $7.0 million of debt during the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $10 million of our debt, and extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount in the second quarter of 2001.

     Income Tax Expense. Because of operating losses incurred during the six months ended June 30, 2000, management concluded that it was more likely than not that the Company's deferred tax assets would not be realized and, accordingly, the deferred tax assets at June 30, 2000 were fully offset by a valuation allowance. As a result, income tax expense for the six-month period ended June 30, 2000, includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999. The Company has continued in 2001 to not recognize the benefit of its net deferred tax assets. Income tax expense in the first half of 2001 relates to state income taxes.

     Extraordinary Item. The extraordinary item in the first half of 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001. The $7.2 million extraordinary gain is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC Bank.

     Series C Cash Dividends. The cash dividends of $101,000 in the first half of 2000 represented dividends on our mandatorily redeemable Series C convertible preferred stock. The Series C preferred stock was converted to warrants in December 2000, and we paid no cash dividends on any preferred stock in the first half of 2001.

     Series C Non-Cash Dividends. Non-cash dividends of $1.0 million for the first half of 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders. The Series C preferred stock was converted to warrants in December 2000, and there were, therefore, no similar non-cash dividends on this preferred stock in the first half of 2001.

     Series D Undeclared Dividends. Series D undeclared dividends in the first half of 2000 represent accrued dividends on the Series D preferred stock which was converted into Series E preferred stock in September 2000.

     Series E Undeclared Dividends. Series E undeclared dividends in the first half of 2001 represent accrued dividends on the Series E preferred stock.

     Benefit of Series D Stock Redemption. We redeemed 99,470 shares of Series D preferred stock with a carrying amount of $497,350 for $100,000 ($10,000 was paid by June 30, 2001) from the prior owners of an acquired business. We have reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in the first half of 2001.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We expect that application of the nonamortization provisions of the Statement will eliminate approximately $2.7 million of goodwill amortization annually. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. We have not yet determined the effect of these tests on our earnings and financial position.

Liquidity And Capital Resources

     As of June 30, 2001, we had cash and equivalents of $1.7 million, a working capital deficit of $453,000, $16.6 million of long-term debt, net of current maturities, and $6.7 million of mandatorily redeemable preferred stock. Our operating activities for the six months ended June 30, 2001, provided $1.9 million of cash. Our operating activities for the six months ended June 30, 2000, used $747,000 of cash.

     The use of $141,000 of cash for investing activities for the six months ended June 30, 2001, related to the acquisition of $274,000 of property and equipment offset principally by collection of finance receivables. The use of cash for investing activities for the six months ended June 30, 2000, relates primarily to additional consideration paid under terms of a 1999 acquisition agreement which accounts for the use of $1.0 million of cash. Investing activities also included investments in property and equipment of $469,000 in the six months ended June 30, 2000.

     Financing activities for the six months ended June 30, 2001, used $428,000 of cash. The financing activities primarily relate to the debt restructuring that occurred in March 2001. We used $306,000 in cash for financing activities in the six months ended June 30, 2000, comprised of $101,000 for preferred stock dividends and $205,000 for repayment of debt.

     Under our financing arrangements (including those arrangements in place after the debt restructuring discussed below), we have pledged substantially all of our assets as collateral. We are required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restrictions as to additional financings, the payment of dividends and the incurrence of additional indebtedness. In connection with waiving defaults at June 30, 2000, PNC Bank required us to repay $5 million of our $15 million credit facility with them by December 27, 2000. We were unable to make the required December 27, 2000 payment, violated various other covenants, and were declared in default by PNC Bank in early January 2001. The declaration of default by PNC Bank also served as a condition of default under the senior subordinated promissory note to GE Equity. GE Equity and a group of our officers and directors in March 2001 purchased the PNC Bank note, and all defaults relating to the GE Equity note and the purchased PNC Bank note were waived.

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

o We have restructured our mandatorily redeemable preferred stock to eliminate the payment of all cash dividends until 2003 and to defer any redemption until 2004. In the second quarter of 2001, we redeemed $497,350 of Series D preferred stock for $100,000 cash ($10,000 was paid as of June 30, 2001). This was done to preserve future cash by eliminating dividends and further redemption requirements.

     Considering the impact of all of the above steps taken by management, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

o    debt service requirements;

o    working capital requirements; and

o    planned property and equipment capital expenditures.

     We also believe in the longer term that cash will be sufficient to meet our needs. However, we do not expect to continue our acquisition program unless compelling opportunities develop consistent with our available cash. We have decided, for now, to focus on improving the profitability of our existing operations and expanding the market areas of our retail subsidiaries. We are focusing on expanding home improvement products and services to all of our markets. We will also continue the effort to identify and implement operational and marketing efficiencies throughout the organization.

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

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations or cash flow during the next twelve months because of the Pro Futures or the Ferguson litigation described in Item 3, Legal Proceedings. Although ThermoView believes the claims in the Pro Futures litigation are without merit and intends to vigorously defend the suit, an adverse outcome, thereafter, in this action could have a material adverse effect on our results of operations and cash flow. ThermoView believes that the Ferguson suit has no merit and that an unfavorable outcome would not have a material adverse effect on the results of operations and financial condition of ThermoView

Item 3. Quantitative And Qualitative Disclosures About Market Risk

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, a former employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of the Company's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of Company common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView also exercised an election for the removal of the action to the United States District Court of Colorado in Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the United States District Court. The Court has entered a scheduling order establishing a trial date in January 2002. Factual discovery has now been completed and the matter has been submitted to the court for entry of summary judgment. While ThermoView believes that the claims are without merit and intends to vigorously defend the suit, it is too early in the process to predict the likely outcome of the matter.

     On August 1, 2001 a civil action styled Scott C. Ferguson v. ThermoView Industries, Inc., et. al., case no. 01-CI-05295, was filed in the Jefferson Circuit Court in Louisville, Kentucky. The suit seeks monetary damages of $200,000, plus punitive damages, due to the alleged violations, by ThermoView and a former officer of ThermoView, of the general anti-fraud provisions of the Kentucky blue sky laws and common law fraud related to the plaintiff's investment in ThermoView's Series A preferred stock. While ThermoView has not yet responded to the allegations, ThermoView believes that the suit has no merit and that an unfavorable outcome would not have a material adverse effect on the results of operations and financial condition of ThermoView.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

     On  January  8,  2001  ThermoView  received  correspondence  from PNC dated
January 5, 2001 declaring ThermoView in default of the $15 million committed line of credit set forth in the Loan Agreement and Note dated August 31, 1998, as amended. PNC issued the declaration of default due to the failure of ThermoView to permanently reduce the outstanding principal amount of the line of credit from $15 million to $10 million on or before December 27, 2000, as required by the Sixth Amendment to Loan Agreement and Note dated August 15, 2000. The declaration of default by PNC Bank also served as a condition of default under the Securities Purchase Agreement dated July 8, 1999 between ThermoView and GE Capital. The referenced defaults were cured by the transaction of March 22, 2001 described in Footnote 8 to the Condensed Consolidated Financial Statements on page 8.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

     On August 1, 2001 a civil action styled Scott C. Ferguson v. ThermoView Industries, Inc., et. al., case no. 01-CI-05295, was filed in the Jefferson Circuit Court in Louisville, Kentucky. The suit seeks monetary damages of $200,000, plus punitive damages, due to the alleged violations, by ThermoView and a former officer of ThermoView, of the general anti-fraud provisions of the Kentucky blue sky laws and common law fraud related to the plaintiff's investment in ThermoView's Series A preferred stock. While ThermoView has not yet responded to the allegations, ThermoView believes that the suit has no merit and that an unfavorable outcome would not have a material adverse effect on the results of operations and financial condition of ThermoView.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 26), which index is incorporated herein by reference.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ThermoView Industries, Inc.



Date:  August 7, 2001               By:   /s/ Charles L. Smith
                                       -----------------------
                                    Charles L. Smith,
                                    Chief Executive Officer
                                    (principal executive officer)


Date:  August 7, 2001               By:   /s/ James J. TerBeest
                                       ---------------------------------
                                    James J. TerBeest,
                                    Chief Financial Officer
                                    (principal    financial   and    accounting
                                    officer)

                                INDEX TO EXHIBITS

Exhibit                    Description of Exhibits
Number
 10.105 Preferred Stock Redemption Agreement dates as of June 29, 2001 by and between Registrant and Alvin W.
        -- Leingang.
 10.106 -- Preferred Stock Redemption Agreement dates as of June
           29, 2001 by and between Registrant and Steven B. Hoyt.

Exhibit 10.105

                      PREFERRED STOCK REDEMPTION AGREEMENT

     THIS PREFERRED STOCK REDEMPTION AGREEMENT is made and entered into as of the 29th day of June, 2001, by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") and Alvin W. Leingang ("Holder").

                             PRELIMINARY STATEMENTS

     ThermoView has previously issued to Holder 50,000 shares of ThermoView 12% Cumulative Series D Preferred Stock with a stated value of $5.00 (the "Preferred Stock") in lieu of cash Earn-out Payments. The Holder has previously provided to ThermoView an oral agreement to consent to redemption of the Preferred Stock at the price of $1.00 per share and to deliver a certificate representing such shares to ThermoView for cancellation upon the payment in full of the applicable redemption amount.

     NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1. Consent to Redemption. Holder consents to the redemption of the Preferred Stock by ThermoView at a price of $1.00 per share.

     2.  Delivery of  Certificate.  Upon the  payment in full of the  applicable
redemption  amount,   Holder  will  surrender  and  deliver  to  ThermoView  all certificates issued to the Holder representing shares of the Preferred Stock.

     3.  Miscellaneous.

     (a) Entire Agreement. This Preferred Stock Redemption Agreement embodies the entire agreement and understanding between the parties hereto with respect to the redemption of Preferred Stock and supersedes all prior oral or written agreements and understandings relating to same. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Preferred Stock Redemption Agreement shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Preferred Stock Redemption Agreement.

     (b) Modifications and Amendments. The terms and provisions of this Preferred Stock Redemption Agreement may be modified or amended only by written agreement executed by all parties hereto.

     (c) Benefit. This Preferred Stock Redemption Agreement shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Preferred Stock Redemption Agreement shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Preferred Stock Redemption Agreement.

     (d) Governing Law. This Preferred Stock Redemption Agreement and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

     (e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Preferred Stock Redemption Agreement shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Preferred Stock Redemption Agreement shall nevertheless remain in full force and effect.

     (f) Headings and Captions. The headings and captions of the various subdivisions of this Preferred Stock Redemption Agreement are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

     (g) Counterparts. This Preferred Stock Redemption Agreement may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, ThermoView has caused this Preferred Stock Redemption Agreement to be executed by its duly authorized officer and Holder has executed this Preferred Stock Redemption Agreement all as of the date first above written.

                                    THERMOVIEW INDUSTRIES, INC.


                                    By:  /s/ Charles L. Smith
                                        ---------------------------

                                    Title:  President and CEO
                                           ------------------------






                                     Holder  /s/ Alvin W. Leingang
                                           ------------------------

Exhibit 10.106

                      PREFERRED STOCK REDEMPTION AGREEMENT

     THIS PREFERRED STOCK REDEMPTION AGREEMENT is made and entered into as of the 29th day of June, 2001, by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") and Steven B. Hoyt ("Holder").

                             PRELIMINARY STATEMENTS

     ThermoView has previously issued to Holder 50,000 shares of ThermoView 12% Cumulative Series D Preferred Stock with a stated value of $5.00 (the "Preferred Stock") in lieu of cash Earn-out Payments. The Holder has previously provided to ThermoView an oral agreement to consent to redemption of the Preferred Stock at the price of $1.00 per share and to deliver a certificate representing such shares to ThermoView for cancellation upon the payment in full of the applicable redemption amount.

     NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1. Preferred Stock Redemption Agreement. Holder consents to the redemption of the Preferred Stock by ThermoView at a price of $1.00 per share.

     2.  Delivery of  Certificate.  Upon the  payment in full of the  applicable
redemption  amount,   Holder  will  surrender  and  deliver  to  ThermoView  all certificates issued to the Holder representing shares of the Preferred Stock.

     3.  Miscellaneous.

     (a) Entire Agreement. This Preferred Stock Redemption Agreement embodies the entire agreement and understanding between the parties hereto with respect to the redemption of Preferred Stock and supersedes all prior oral or written agreements and understandings relating to same. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Preferred Stock Redemption Agreement shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Preferred Stock Redemption Agreement.

     (b) Modifications and Amendments. The terms and provisions of this Preferred Stock Redemption Agreement may be modified or amended only by written agreement executed by all parties hereto.

     (c) Benefit. This Preferred Stock Redemption Agreement shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Preferred Stock Redemption Agreement shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Preferred Stock Redemption Agreement.

     (d) Governing Law. This Preferred Stock Redemption Agreement and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

     (e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Preferred Stock Redemption Agreement shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Preferred Stock Redemption Agreement shall nevertheless remain in full force and effect.

     (f) Headings and Captions. The headings and captions of the various subdivisions of this Preferred Stock Redemption Agreement are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

     (g) Counterparts. This Preferred Stock Redemption Agreement may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, ThermoView has caused this Preferred Stock Redemption Agreement to be executed by its duly authorized officer and Holder has executed this Preferred Stock Redemption Agreement all as of the date first above written.

                                    THERMOVIEW INDUSTRIES, INC.


                                    By:     /s/ Charles L. Smith
                                        ---------------------------

                                    Title:    President and CEO
                                           ------------------------






                                     Holder   /s/ Steven B. Hoyt
                                           ------------------------