Form 10-Q
period 2001-09-30
THERMOVIEW INDUSTRIES INC
filed 2001-11-14
CIK 1083753

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

                For the quarterly period ended September 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2001, 7,744,461 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
     Item 1. Financial Statements.............................................1
         Condensed Consolidated Balance Sheets................................1
         Condensed Consolidated Statements of Operations......................2
         Condensed Consolidated Statements of Cash Flows......................3
         Notes to Condensed Consolidated Financial Statements.................4
     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................13
     Item 3. Quantitative and Qualitative Disclosures About Market Risk......21
Part II Other Information
     Item 1. Legal Proceedings...............................................23
     Item 2. Changes in Securities and Use of Proceeds.......................23
     Item 3. Defaults Upon Senior Securities.................................23
     Item 4. Submission of Matters to a Vote of Security Holders.............24
     Item 5. Other Information...............................................25
     Item 6. Exhibits and Reports on Form 8-K................................25
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                                     December 31,   September 30
Assets                                                   2000       (Unaudited)
                                                         ----       -----------
Current assets:
   Cash and equivalents                             $    392,326   $  2,361,281
   Receivables:
     Trade                                             3,438,066      3,527,029
     Finance                                              25,272          8,677
     Related party                                        12,238              -
     Other                                               590,392        295,725
   Costs in excess of billings on uncompleted
     contracts                                         1,066,583      1,033,179
   Inventories                                         1,731,806      1,681,411
   Prepaid expenses and other current assets             391,411        466,145
                                                    -------------  -------------
Total current assets                                   7,648,094      9,373,447

Property and equipment, net                            2,923,778      2,800,899

Other assets:
   Goodwill, net                                      60,562,416     59,027,045
   Finance receivables                                   110,173         34,491
   Other assets                                          466,346        286,174
                                                    -------------  -------------
                                                      61,138,935     59,347,710
                                                    -------------  -------------

Total assets                                        $   ,710,807   $ 71,522,056
                                                    =============  =============

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                 $  4,401,992   $  4,026,126
   Accrued expenses                                    3,266,230      3,223,906
   Billings in excess of costs on uncompleted
     contracts                                           961,998      1,287,661
   Income taxes payable                                        -         18,648
   Current portion of long-term debt                     368,678        337,935
                                                    -------------  -------------
Total current liabilities                              8,998,898      8,894,276

Long-term debt                                        22,946,889     17,111,824
Due to sellers of acquired businesses                    450,000              -
Other long-term liabilities                              371,538        306,425

Mandatorily redeemable preferred stock:
   Series D, $.001 par value (aggregate
     redemption amount and liquidation
     preference of $4,564,850 at December
     31, 2000 and $4,784,500 at September
     30, 2001); 1,500,000 shares authorized;
     912,970 shares issued and outstanding at
     December 31, 2000; 956,900 shares issued
     and outstanding at September 30, 2001             4,564,850      4,784,500
   Series E, $.001 par value (aggregate
     redemption amount and liquidation preference
     of $1,628,713 at December 31, 2000 and
     $1,962,771 at September 30, 2001);
     500,000 shares authorized; 300,000 shares
     issued and outstanding at December 31, 2000;
     336,600 shares issued and outstanding at
     September 30, 2001                                1,628,713      1,962,771

Stockholders' equity:
   Preferred stock, 2,975,000 shares authorized:
     Series A, $.001 par value; none issued                    -              -
     Series B, $.001 par value; none issued                    -              -
   Common stock, $.001 par value; 25,000,000
     shares authorized; 7,726,461 shares issued
     and outstanding at December 31, 2000 and
     7,744,461 shares issued and outstanding
     at September 30, 2001                                 7,726          7,744
   Paid-in capital                                    64,143,792     64,875,248
   Accumulated deficit                               (31,401,599)   (26,420,732)
                                                    -------------  -------------
Total stockholders' equity                            32,749,919     38,462,260
                                                    -------------  -------------

Total liabilities and stockholders' equity          $ 71,710,807   $ 71,522,056
                                                    =============  =============
                             See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                           For the three months ended  For the nine months ended
                                   September 30,              September 30,
                                2000          2001         2000         2001
                                ----          ----         ----         ----

Revenues                    $26,384,581  $22,639,563  $ 75,091,069  $68,194,587

Cost of revenues earned      12,449,583   10,987,143    35,798,957   32,323,062
                            ------------ ------------ ------------- ------------

Gross profit                 13,934,998   11,652,420    39,292,112   35,871,525

Selling, general and
  administrative expenses    12,230,914   10,359,803    39,938,060   32,753,412
Unusual charges                       -            -    10,745,000            -
Depreciation expense            257,507      292,175       803,230      853,485
Amortization expense            758,524      703,862     2,504,773    2,101,285
                            ------------ ------------ ------------- ------------

Income (loss) from
  operations                    688,053      296,580   (14,698,951)     163,343

Interest expense             (1,270,204)    (618,549)   (3,512,529)  (2,305,079)
Interest income                  32,109       16,255       137,622       46,094
                            ------------ ------------ ------------- ------------

Loss before income taxes       (550,042)    (305,714)  (18,073,858)  (2,095,642)

Income tax expense               36,000        2,000     1,765,000       73,600
                            ------------ ------------ ------------- ------------

Loss before extraordinary
  item                         (586,042)    (307,714)  (19,838,858)  (2,169,242)

Extraordinary item--gain
  on forgiveness of debt              -            -             -    7,150,109
                            ------------ ------------ ------------- ------------

Net income (loss)              (586,042)    (307,714)  (19,838,858)   4,980,867

Less preferred stock dividends:
 Series C cash dividends              -            -      (100,800)           -
 Series C non-cash dividends   (541,619)           -    (1,551,689)           -
 Series D undeclared dividends  180,000            -             -            -
 Series E undeclared dividends  (83,342)     (50,906)      (83,342)    (151,058)
Plus:
  Benefit of Series D preferred
    stock redemption                  -            -             -      397,350
                            ------------ ------------ ------------- ------------
                               (444,961)     (50,906)   (1,735,831)     246,292
                            ------------ ------------ ------------- ------------

Income (loss) attributable
  to common stockholders    $(1,031,003) $  (358,620) $(21,574,689) $ 5,227,159
                            ============ ============ ============= ============

Basic and diluted income
  (loss) per common share:

  Income (loss) attributable
   to common stockholders
   before extraordinary
   item                     $     (0.13) $     (0.04) $      (2.71) $     (0.23)
  Extraordinary item                  -            -             -         0.86
                            ------------ ------------ ------------- ------------
  Income (loss) attributable
   to common stockholders   $     (0.13) $     (0.04) $      (2.71) $      0.63
                            ============ ============ ============= ============

                             See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the nine months ended
                                                            September 30,
                                                     ---------------------------
                                                          2000          2001
                                                          ----          ----
Operating activities
Net income (loss)                                     $(19,838,858) $ 4,980,867
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operations:
     Depreciation and amortization                       3,308,003    2,954,770
     Deferred income taxes                               1,728,000            -
     Accretion of debt discount                          1,199,997      795,351
     Interest forgiven                                           -      360,000
     Interest added to principal                                 -      812,498
     Extraordinary item--gain on forgiveness of debt             -   (7,150,109)
     Unusual charges                                    10,745,000            -
     Loss on finance receivables                           380,000            -
     Other                                                 148,934            -
     Changes in operating assets and liabilities         1,781,934       96,268
                                                      ------------- ------------
Net cash provided by (used in) operating activities       (546,990)   2,849,645

Investing activities
Acquisitions of businesses, net of cash acquired        (1,012,620)           -
Payments for purchase of property and equipment           (685,615)    (522,546)
Other                                                      196,320      282,880
                                                      ------------- ------------
Net cash used in investing activities                   (1,501,915)    (239,666)

Financing activities
Increase in long-term debt                                       -    7,291,618
Payments of long-term debt                                (315,605)  (8,002,403)
Redemption of Series D preferred stock                           -     (100,000)
Proceeds from issuance of warrants                               -      392,382
Financing costs                                                  -     (222,621)
Preferred stock dividends paid in cash                    (100,800)           -
                                                      ------------- ------------
Net cash used in financing activities                     (416,405)    (641,024)
                                                      ------------- ------------
Net increase (decrease) in cash and equivalents         (2,465,310)   1,968,955
Cash and equivalents at beginning of period              3,331,721      392,326
                                                      ------------- ------------
Cash and equivalents at end of period                 $    866,411  $ 2,361,281
                                                      ============= ============

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will be subject to an assessment for impairment by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If the carrying amount of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Other intangible assets will continue to be amortized over their useful lives.

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

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

4. Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three and nine-month periods ended September 30, 2000 and 2001, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses attributable to common stockholders before extraordinary item for the three-month periods and the nine-month periods ended September 30, 2000 and 2001, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

     Weighted average shares outstanding for the periods in which there were losses attributable to common stockholders were as follows:

                                                       Weighted Average Shares
                Period                                      Outstanding
----------------------------------------------              -----------
For the three months ended September 30, 2000                8,033,010
For the three months ended September 30, 2001                8,305,804
For the nine months ended September 30, 2000                 7,954,513
For the nine months ended September 30, 2001                 8,297,892

     A reconciliation of income (loss) before extraordinary item attributable to common stockholders, extraordinary item, and income (loss) attributable to common stockholders used in computing the per share amounts for the three and nine months ended September 30, are as follows:

                                     Three Months              Nine Months
                                  Ended September 30,      Ended September 30,
                                 -------------------      -------------------
                                   2000       2001         2000         2001
                                   ----       ----         ----         ----
Loss before extraordinary
  item                        $  (586,042) $(307,714) $(19,838,858) $(2,169,242)
Preferred stock dividends, net
  of benefit of redemption       (444,961)   (50,906)   (1,735,831)     246,292
                              ------------ ---------- ------------- ------------
Loss before extraordinary item
  attributable to common
  stockholders                 (1,031,003)  (358,620)  (21,574,689)  (1,922,950)
Extraordinary item                      -          -             -    7,150,109
                              ------------ ---------- ------------- ------------
Income (loss) attributable
  to common stockholders      $(1,031,003) $(358,620) $(21,574,689) $ 5,227,159
                              ============ ========== ============= ============

5. Income Taxes

     Due to operating losses incurred in 2000, management concluded during the quarter ended June 30, 2000, that it is more likely than not that the Company's deferred income tax assets will not be realized. Accordingly, the deferred tax assets at June 30, 2000, were fully offset by a valuation allowance, and the income tax provision for the nine-month period ended September 30, 2000 includes

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


5.  Income Taxes (Continued)

the effect of recognizing a valuation allowance against the deferred tax assets that existed at the beginning of 2000. The Company has continued in 2001 to not recognize the benefit of its net deferred tax assets. The income tax provision for the three and nine-month periods ended September 30, 2001 represents state income taxes in those states where the Company's operations are reporting taxable income.

6. Segment Information

     For the three and nine-month periods ended September 30, 2000 and 2001, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into three reportable operating segments: manufacturing, retail and financial services.

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

     Segment information for the three and nine-months ended September 30, was as follows:

For the three
months ended            Manu-                  Financial
September 30, 2000    facturing      Retail    Services  Corporate  Consolidated
--------------------  ----------  -----------  --------- ---------- ------------
Revenues from
external customers    $1,912,578  $24,471,309  $    694  $       -   $26,384,581
Intersegment revenues    516,312            -         -          -       516,312
Income (loss) from
operations                13,892    1,681,485   (18,654)  (988,670)      688,053
Total assets           7,847,708   67,023,721   416,826    593,594    75,881,849

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

6. Segment Information (Continued)

For the three
months ended            Manu-                  Financial
September 30, 2001    facturing     Retail     Services  Corporate  Consolidated
--------------------  ----------  -----------  --------- ---------- ------------
Revenues from
external customers    $2,011,178  $20,597,090  $    324  $   30,973  $22,639,564
Intersegment revenues    324,172            -         -           -      324,172
Income (loss) from
operations               267,205      740,490    (1,953)   (709,162)     296,580
Total assets           6,758,946   62,239,048    55,885   2,468,177   71,522,056

For the nine
months ended            Manu-                  Financial
September 30, 2000    facturing     Retail     Services  Corporate  Consolidated
--------------------  ----------  -----------  --------- ---------- ------------
Revenues from
external customers    $5,019,418  $70,040,587  $  31,063 $        - $75,091,069
Intersegment revenues  3,627,797            -          -          -   3,627,797
Restructuring charges
(see Note 7)           3,843,652    6,901,348          -          -  10,745,000
Income (loss) from
operations            (5,056,928)  (5,291,866)  (551,634)(3,798,523)(14,698,951)
Total assets           7,847,708   67,023,721    416,826    593,594  75,881,849

For the nine
months ended            Manu-                  Financial
September 30, 2001    facturing     Retail     Services  Corporate  Consolidated
--------------------  ----------  -----------  --------- ---------- ------------
Revenues from
external customers    $5,123,143  $62,988,447  $     710 $   82,287 $ 68,194,587
Intersegment revenues    743,434            -          -          -      743,434
Income (loss) from
operations               342,946    2,001,157     (6,049)(2,174,711)     163,343
Total assets           6,758,946   62,239,048     55,885  2,468,177   71,522,056

7. Unusual Charges

     The Company's results of operations for the three and nine-month periods ended September 30, 2000, include the following amounts for entities closed in 2000:

                                                            Income (Loss) from
                                                             Operations Before
For the three months ended September 30, 2000                 Unusual Charges
---------------------------------------------                 ---------------
Precision                                                     $     (309,796)
American Home Developers                                             (97,964)

For the nine months ended September 30, 2000
---------------------------------------------
Precision                                                         (1,676,161)
American Home Developers                                            (426,300)

     The unusual charges consist of the following:

                                               American Home
                               Precision         Developers            Total

Goodwill write-off            $  3,075,484     $    6,891,348      $  9,966,832
Write down of tangible
  assets to net relizable
  value                            568,168             10,000           578,168
Additional warranty reserve        200,000                  -           200,000
                              ------------     --------------      ------------
                              $  3,843,652     $    6,901,348      $ 10,745,000
                              ============     ==============      ============

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

7. Unusual Charges (Continued)

    Precision had significant operating losses in 2000, and management was not successful in locating a purchaser of the business. Because of the poor operating performance of Precision in 2000 and anticipated future losses, management and the Board decided in June 2000 to close this subsidiary and abandon the business. The Company substantially completed this process in August 2000. The writedown of tangible assets to net realizable value noted above relates to Precision's inventories and equipment sold below cost based on estimates of selling prices. Precision's warranty reserve has been adjusted for the expected increase in warranty costs which will occur as a result of having to use an outside party to perform warranty work once Precision is closed.

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

     Long-term debt as of September 30, 2001 reflecting the debt restructuring is as follows:

Senior debt (a):
   Series A - GE Equity                                      $ 2,813,153
   Series B - Officers, directors, employees and consultants   2,109,864
   Series C - GE Equity                                        5,206,220

Subordinated debt (b):
   GE Equity                                                   3,123,731
   GE Equity  - deferred interest                              1,112,498
Obligations related to guarantors of the PNC debt (c)          2,396,500
Other                                                            687,793
                                                             -----------
                                                             $17,449,759

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

      The settlement with PNC was consummated by restatement of the original PNC note dated August 31, 1998 and by issuing (i) a Series A sub-note payable to GE Equity in the amount of $3,000,000; (ii) Series B sub-notes payable to each of the Series B lenders (officers, directors, employees and consultants) in the total amount of $2,250,000; and (iii) a new Series C sub-note payable to GE Equity in the amount of $6,250,000 face amount ($5,206,220 net of debt discount at September 30, 2001) representing a portion of GE Equity's original subordinated note of $10,000,000. Also, GE Equity agreed to add interest on this $6,250,000 senior debt to principal through December 31, 2001. GE Equity's subordinated note is now reduced to $3,750,000 face amount ($3,123,731 net of debt discount at September 30, 2001).

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

(b) The GE Equity subordinated debt originally had a face amount of $10,000,000, and at September 30, 2001 had a balance of $8,329,951 net of debt discount. Since $6,250,000 of this debt became senior debt as discussed in (a) above, the remaining face amount is $3,750,000 ($3,123,731 net of debt discount at September 30, 2001). The maturity date of the subordinated debt was changed from July 2002 to April 30, 2004. Also, GE Equity agreed to add interest on the subordinated debt to principal for the fourth quarter of 2000 and all of 2001.

(c) One of the four guarantors, Stephen A. Hoffmann, Chairman of ThermoView, received a promissory note for $900,000 at 6% interest in full settlement of any potential obligation related to $1,500,000 of funds forfeited to PNC when they exercised their rights under their credit agreement. The $900,000 note matures June 30, 2004. Total interest on the note through maturity

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

      The other two guarantors who each guaranteed $500,000 of the PNC Bank debt did not settle possible claims related to forfeiture of their respective collateral. The Company initially offered to settle these claims by issuing promissory notes for 60% of the total obligation (the same basis as the other two guarantors settled). The Board of Directors and management of the Company now have the opinion, because of subsequent developments, that none of the $1,000,000 remaining obligation should be paid. Nevertheless, the Company has recorded in the accompanying condensed consolidated balance sheet as of September 30, 2001, the $1,000,000 as a potential long-term obligation not due until after all of the senior restated notes mature, pending resolution of this matter.

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

     In June 2001, the Company redeemed 99,470 shares of its Series D preferred stock with a carrying amount of $497,350 for $100,000 (all paid by September 30, 2001) from the prior owners of an acquired business. The excess of the carrying

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

8.  Financing Arrangements (Continued)

amount over the consideration given of $397,450 has been reflected as a redemption benefit in arriving at income (loss) attributable to common stockholders in the accompanying condensed consolidated statements of operations for the nine-month period ended September 30, 2001.

     In June 2001, 90,000 shares of Series D preferred stock valued at $450,000 and 18,000 shares of common stock valued at $10,800 were recorded as additional consideration in connection with the Company's 1998 acquisition of Primax Window Company.

9. Contingencies

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, a former employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of the Company's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of Company common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView also exercised an election for the removal of the action to the United States District Court of Colorado in Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the United States District Court. The Court has entered a scheduling order establishing a trial date in January 2002, with a pre-trial conference scheduled for December 2001. Factual discovery has now been completed and the matter has been submitted to the court for entry of summary judgment. While ThermoView believes that the suit is without merit and will continue to vigorously defend the suit, no assurance can be made as to the outcome of this matter should the Court overrule the pending motion for summary judgment and proceed to trial by jury. As a result, no amounts have been provided in the accompanying consolidated financial statements.

     On August 1, 2001 a civil action styled Scott C. Ferguson v. ThermoView Industries, Inc., et. al., case no. 01-CI-05295, was filed in the Jefferson Circuit Court in Louisville, Kentucky. The suit seeks monetary damages of $200,000, plus punitive damages, due to the alleged violations, by ThermoView and a former officer of ThermoView, of the general anti-fraud provisions of the Kentucky blue sky laws and common law fraud related to the plaintiff's investment in ThermoView's Series A preferred stock. The parties to this action have agreed that the suit will be held in abeyance until such time as the Court in the Profutures litigation described above renders a ruling on the pending motion for summary judgment in that action. While ThermoView has not yet

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

9.  Contingencies (Continued)

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

10. Stock Option Plan

     In July 2001, the Company's stockholders approved the 2000 Stock Option Plan. After transfer of the remaining shares from the 1999 Plan to the 2000 Plan, 1,400,000 shares are to be reserved for issuance under the 2000 Plan.

11. Subsequent Events

     In October 2001, the Company and Royal Group Technologies Limited formed a joint venture, which has purchased certain assets of Complast, Inc. for $1,100,000. Complast is a supplier of extruded components for the manufacture of window systems, originally located in Minneapolis, Minnesota. Upon acquisition, the joint venture will be located in Winnipeg, Manitoba, Canada, in one of Royal Group's manufacturing plants.

     Under the terms of the agreement, ThermoView owns 40 percent of the joint venture and Royal Group owns 60 percent. The joint venture will produce and sell extrusions consisting of composites of acrylonitrile butadiene styrene (ABS) and other materials. Additionally, ThermoView agreed to purchase extrusions from the joint venture or an affiliate of the Royal Group for seven years, subject to meeting demand, being competitive and meeting industry quality standards.

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

Historical Results Of Operations

                                              For the three      For the nine
                                              months ended       months ended
                                              September 30,      September 30,
                                              --------------     --------------
                                              2000      2001     2000      2001
                                              ----      ----     ----      ----
                                                       (In thousands)
Revenues..................................  $26,385  $22,640  $ 75,091  $68,195

Cost of revenues earned...................   12,450   10,987    35,799   32,323
                                            -------- -------- --------- --------

Gross profit..............................   13,935   11,653    39,292   35,872

Selling, general and administrative
   expenses...............................   12,231   10,360    39,938   32,755
Unusual charges...........................        -        -    10,745        -
Depreciation expense......................      258      292       803      853
Amortization expense......................      758      704     2,505    2,101
                                            -------- -------- --------- --------

Income (Loss) from operations.............      688      297   (14,699)     163

Interest expense..........................   (1,270)    (619)   (3,513)  (2,305)
Interest income...........................       32       16       138       46
                                            -------- -------- --------- --------

Loss before income taxes..................     (550)    (306)  (18,074)  (2,096)

Income tax expense........................       36        2     1,765       73
                                            -------- -------- --------- --------

Loss before extraordinary item............     (586)    (308)  (19,839)  (2,169)

Extraordinary item - gain on forgiveness
   of debt................................        -        -         -    7,150
                                            -------- -------- --------- --------

Net income (loss)                              (586)    (308)  (19,839)   4,981

Less preferred stock dividends:
   Series C cash dividends................        -        -      (101)       -
   Series C non-cash dividends............     (542)       -    (1,552)       -
   Series D undeclared dividends..........      180        -         -        -
   Series E undeclared dividends..........      (83)     (51)      (83)    (151)

Plus:
   Benefit of Series D preferred stock
      redemption..........................        -        -         -      397
                                            -------- -------- --------- --------
                                               (445      (51)   (1,736)     246
                                            -------- -------- --------- --------

Income (loss) attributable to common
   stockholders...........................  $(1,031) $  (359) $(21,575) $ 5,227
                                            ======== ======== ========= ========

Three Months Ended September 30, 2001 Compared to September 30, 2000

     Revenues. Revenues decreased from $26.4 million in 2000 to $22.6 million in 2001. This revenue decrease of $3.8 million is due primarily to fluctuations in quarterly revenues for certain retail subsidiaries. Revenues from Thermo-Shield decreased $1.8 million due to (a) changing its lead generation strategy, which should improve its long-term performance but has an adverse effect on short-term operating performance and cash flows; and (b) the closing of an unprofitable branch operation. Thomas Construction, our St. Louis retail subsidiary, experienced a weather-related revenue decline in the third quarter of 2001 of $1.4 million compared to the third quarter of 2000.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $13.9 million in 2000 to $11.7 million in 2001. This gross profit reduction results from the volume decreases discussed above. As a percentage of revenues, gross profit decreased from 52.8% for the quarter ended September 30, 2000, to 51.5% for the same quarter in 2001. The lower gross profit percentage in the third quarter of 2001 results from increased product costs in our manufacturing subsidiary and a shift in product mix to selling somewhat higher cost products at certain of our retail locations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $12.2 million in the quarter ended September 30, 2000 to $10.4 million in the same quarter of 2001. Selling, general and administrative expenses as a percentage of revenues decreased from 46.4% in the third quarter of 2000, to 45.8% in the third quarter of 2001. The decrease in selling, general and administrative expenses in the third quarter of 2001 represents a concerted effort by management to reduce corporate and field expenses. We have taken steps to reduce administrative expenses principally by terminating corporate employees and relocating our corporate headquarters to one of our subsidiary locations. We are also taking steps to reduce administrative expenses at all of our subsidiaries by eliminating personnel, merging operations where appropriate, and standardizing procedures.

     Depreciation Expense. Depreciation expense increased from $258,000 in the third quarter of 2000 to $292,000 in the third quarter of 2001, as a result of capital expenditures in 2001.

     Amortization Expense. Amortization expense decreased from $758,000 in the third quarter of 2000 to $704,000 in the third quarter of 2001. This decrease resulted primarily from the elimination of amortization of goodwill upon the closure of American Home Developers and Precision Window Mfg., Inc., in July 2000 and August 2000, respectively.

     Interest Expense. Interest expense decreased from $1.3 million in the third quarter of 2000 to $619,000 in the third quarter of 2001. This decrease results from the reduction of interest related to the elimination of nearly $7.0 million of debt during the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $10 million of our debt, and extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount in the third quarter of 2001.

     Income Tax Expense. Because of operating losses incurred during the quarter ended June 30, 2000, management concluded that it was more likely than not that the Company's deferred tax assets would not be realized and, accordingly, the deferred tax assets at June 30, 2000 were fully offset by a valuation allowance. The Company continued in the second half of 2000 and in 2001 to not recognize the benefit of its net deferred tax assets. Income tax expense in the third quarter of 2001 relates to state income taxes.

     Series C Non-Cash Dividends. Non-cash dividends of $542,000 for the third quarter of 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders. The Series C preferred stock was converted to warrants in December 2000, and there were, therefore, no similar non-cash dividends on this preferred stock in the third quarter of 2001.

     Series D Undeclared Dividends. Holders of the Series D preferred stock agreed to restructure their stock such that dividends payable to the holders will not begin to accrue until October 1, 2001. Accordingly, the third quarter of 2000 includes reversal of the $180,000 of undeclared dividends reported in the second quarter of 2000.

     Series E Undeclared Dividends. Series E undeclared dividends in the third quarters of 2000 and 2001 represent accrued dividends on the Series E preferred stock.

Nine Months Ended September 30, 2001 Compared to September 30, 2000

     Revenues. Revenues decreased from $75.1 million in the first nine months of 2000 to $68.2 million in the same period of 2001. This revenue decrease of $6.9 million is due primarily to fluctuations in revenues of our retail subsidiaries. Revenues from Thermo-Shield decreased $4.4 million due to (a) changing its lead generation strategy, which should improve its long-term performance but has an adverse effect on short-term operating performance and cash flows; and (b) the closing of one of its branch operations that was unprofitable. Thomas Construction, our St. Louis subsidiary, experienced a weather-related revenue decline of $1.6 million in the nine months ended September 30, 2001 compared to the same period last year.

     Gross Profit. Gross profit decreased from $39.3 million in the first nine months of 2000 to $35.9 million in the first nine months of 2001. As a percentage of revenues, gross profit was 52.3% in the first nine months of 2000 compared to 52.6% in the first nine months of 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $39.9 million in the first nine months of 2000 to $32.8 million in the first nine months of 2001. Selling, general and administrative expenses as a percentage of revenues decreased from 53.2% in the first nine months of 2000, to 48.0% in the first nine months of 2001. The decrease in selling, general and administrative expenses in the first nine months of 2001 represents a concerted effort by management to reduce corporate and field expenses. We have taken steps to reduce administrative expenses principally by terminating corporate employees and relocating our corporate headquarters to one of our subsidiary locations. We are also taking steps to reduce administrative expenses at all of our subsidiaries by eliminating personnel, merging operations where appropriate, and standardizing procedures.

     Unusual Charges. Unusual charges for the first half of 2000 amounting to $10.7 million represent primarily goodwill write offs for two of our subsidiaries which were closed, Precision and American Home Developers, plus other asset write offs and expense accruals required by these closures.

     Depreciation Expense. Depreciation expense increased from $803,000 in the first nine months of 2000 to $853,000 in the first nine months of 2001 as a result of capital expenditures in 2000 and 2001.

     Amortization Expense. Amortization expense decreased from $2.5 million in the first nine months of 2000 to $2.1 million in the first nine months of 2001. This decrease results primarily from the elimination of amortization of goodwill upon the closure of American Home Developers and Precision Window Mfg., Inc., in July 2000 and August 2000, respectively.

     Interest Expense. Interest expense decreased from $3.5 million in the first nine months of 2000 to $2.3 million in the first nine months of 2001. This decrease results from the reduction of interest related to the elimination of nearly $7.0 million of debt during the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $10 million of our debt, and extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount in the second and third quarters of 2001.

     Income Tax Expense. Because of operating losses incurred during the six months ended June 30, 2000, management concluded that it was more likely than not that the Company's deferred tax assets would not be realized and, accordingly, the deferred tax assets at June 30, 2000 were fully offset by a valuation allowance. As a result, income tax expense for the nine-month period ended September 30, 2000, includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999. The Company has continued in 2001 to not recognize the benefit of its net deferred tax assets. Income tax expense in the first nine months of 2001 relates to state income taxes.

     Extraordinary Item. The extraordinary item in the first nine months of 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001. The $7.2 million extraordinary gain is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC Bank.

     Series C Cash Dividends. The cash dividends of $101,000 in the first nine months of 2000 represented dividends on our mandatorily redeemable Series C convertible preferred stock. The Series C preferred stock was converted to warrants in December 2000, and we paid no cash dividends on any preferred stock in the first nine months of 2001.

     Series C Non-Cash Dividends. Non-cash dividends of $1.6 million for the first nine months of 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders. The Series C preferred stock was converted to warrants in December 2000, and there were, therefore, no similar non-cash dividends on this preferred stock in the first nine months of 2001.

     Series E Undeclared Dividends. Series E undeclared dividends in the first nine months of 2001 represent accrued dividends on the Series E preferred stock.

     Benefit of Series D Stock Redemption. We redeemed 99,470 shares of Series D preferred stock with a carrying amount of $497,350 for $100,000 (all paid by

September 30, 2001) from the prior owners of an acquired business. We have reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in the first nine months of 2001.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will be subject to an assessment for impairment by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If the carrying amount of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Other intangible assets will continue to be amortized over their useful lives.

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

Liquidity And Capital Resources

     As of September 30, 2001, we had cash and equivalents of $2.4 million, working capital of $479,000, $17.1 million of long-term debt, net of current maturities, and $6.7 million of mandatorily redeemable preferred stock. Our operating activities for the nine months ended September 30, 2001, provided $2.8 million of cash. Our operating activities for the nine months ended September 30, 2000, used $547,000 of cash. The improvement in cash from operations from 2000 to 2001 results from the steps taken by management to increase cash flows as discussed later in this Liquidity and Capital Resources section.

     The use of $240,000 of cash for investing activities for the nine months ended September 30, 2001, related to the acquisition of $523,000 of property and equipment offset by collection of finance receivables and other items. The use of cash for investing activities for the nine months ended September 30, 2000, relates primarily to additional consideration paid under terms of a 1999 acquisition agreement which accounts for the use of $1.0 million of cash. Investing activities also included investments in property and equipment of $686,000 in the nine months ended September 30, 2000.

     Financing activities for the nine months ended September 30, 2001, used $641,000 of cash. The financing activities primarily relate to the debt restructuring that occurred in March 2001. We used $416,000 in cash for financing activities in the nine months ended September 30, 2000, comprised of $101,000 for preferred stock dividends and $315,000 for repayment of debt.

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

     The steps that management has taken to increase cash flows and achieve better operating results are as follows:

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

o We have restructured our mandatorily redeemable preferred stock to eliminate the payment of all cash dividends until 2003 and to defer any redemption until 2004. In the second quarter of 2001, we redeemed $497,350 of Series D preferred stock for $100,000 cash (all paid as of September 30, 2001). We undertook this redemption to preserve future cash by eliminating dividends and further redemption requirements.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, a former employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of the Company's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of Company common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView also exercised an election for the removal of the action to the United States District Court of Colorado in Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the United States District Court. The Court has entered a scheduling order establishing a trial date in January 2002, with a pre-trial conference scheduled for December 2001. Factual discovery has now been completed and the matter has been submitted to the court for entry of summary judgment. While ThermoView believes that the suit is without merit and will continue to vigorously defend the suit, no assurance can be made as to the outcome of this matter should the Court overrule the pending motion for summary judgment and proceed to trial by jury. As a result, no amounts have been provided in the accompanying consolidated financial statements.

     On August 1, 2001 a civil action styled Scott C. Ferguson v. ThermoView Industries, Inc., et. al., case no. 01-CI-05295, was filed in the Jefferson Circuit Court in Louisville, Kentucky. The suit seeks monetary damages of $200,000, plus punitive damages, due to the alleged violations, by ThermoView and a former officer of ThermoView, of the general anti-fraud provisions of the Kentucky blue sky laws and common law fraud related to the plaintiff's investment in ThermoView's Series A preferred stock. The parties to this action have agreed that the suit will be held in abeyance until such time as the Court in the Profutures litigation described above renders a ruling on the pending motion for summary judgment in that action. While ThermoView has not yet responded to the allegations, ThermoView believes that the suit has no merit and that an unfavorable outcome would not have a material adverse effect on the results of operations and financial condition of ThermoView.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

a. ThermoView held its annual meeting of stockholders on July 26, 2001, at 10:00 a.m., eastern daylight time, at the Louisville Marriott East, 1903 Embassy Square Boulevard, Louisville, Kentucky.

b. At the annual meeting, stockholders elected three individuals as Class II members of our Board of Directors.

                                                                        Broker
                                                                         Non
       Name                     For     Against  Withheld  Abstentions  Votes
       ----                     ---     -------  --------  -----------  -----
J.Sherman Henderson, III     6,657,656            50,532
Rodney H. Thomas             6,657,656            50,532
George T. Underhill, III     6,657,656            50,532

     At the annual meeting, stockholders elected two individuals as Class III members of our Board of Directors.

                                                                        Broker
                                                                         Non
       Name                     For     Against  Withheld  Abstentions  Votes
       ----                     ---     -------  --------  -----------  -----
Charles L. Smith             6,657,956            50,232
Robert L. Cox                6,657,990            50,198

     At the annual meeting, stockholders elected one individual as a Class I member of our Board of Directors.

                                                                        Broker
                                                                         Non
       Name                     For     Against  Withheld  Abstentions  Votes
       ----                     ---     -------  --------  -----------  -----
Bruce C. Merrick             6,652,192            55,996

     The following directors remained on the Board of Directors as Class I and Class III directors immediately after the annual meeting:

         Class I                                     Class III
         -------                                     ---------
         Ronald L. Carmicle                          Stephen A. Hoffmann
         Raymond C. Dauenhauer

c. In addition to the election of six directors, the stockholders voted on the following matters:

   (i) Approved the 2000 Stock Option Plan.

                                                                    Broker
      For        Against       Abstained        Abstentions        Non Votes
      ---        -------       ---------        -----------        ---------
   3,122,817     270,156         43,026

   (ii) Ratified the selection of Ernst & Young LLP as our independent auditors for the 2001 fiscal year.

                                                                    Broker
      For        Against       Abstained        Abstentions        Non Votes
      ---        -------       ---------        -----------        ---------
   6,668,423       8,391         30,834

d. Not applicable.

Item 5. Other Information

         None.

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

                                     ThermoView Industries, Inc.



Date:  November 14, 2001            By:      /s/ Charles L. Smith
                                    -----------------------------------------
                                    Charles L. Smith,
                                    Chief Executive Officer
                                    (principal executive officer)


Date:  November 14, 2001            By:      /s/ James J. TerBeest
                                    -----------------------------------------
                                    James J. TerBeest,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                INDEX TO EXHIBITS

  Exhibit
   Number                     Description of Exhibits

10.107 -- Agreement dated as of October 12, 2001 by and between Registrant and Dynast Plastics Limited.

Exhibit 10.107

                                A G R E E M E N T

     THIS AGREEMENT dated as of the 12th day of October, 2001, is made between DYNAST PLASTICS LIMITED ("Plastics"), a Manitoba corporation, and THERMOVIEW INDUSTRIES, INC. ("Industries"), a Delaware corporation (said parties hereinafter sometimes referred to individually as "Shareholder" and collectively as "Shareholders").

                                 R E C I T A L S

A. Plastics, inter alia, is engaged in the business of manufacturing vinyl profiles.

B. Industries, inter alia, is engaged, with its affiliates, in the business of fabricating and/or selling vinyl windows of all kinds.

C. The Shareholders have agreed, upon the terms and subject to the conditions hereinafter set forth, to establish a corporation under the laws of Manitoba ("Corporation") for the purpose of establishing and developing a plastics/vinyl extrusion operation in Winnipeg, Manitoba, Canada, for the production and sale of Products (as hereinafter defined) primarily to Industries.

D. The Shareholders have agreed to purchase for and on behalf of the Corporation certain assets of Complast, Inc. ("Complast").

     NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the mutual covenants, promises, agreements and provisos hereinafter contained, the parties agree as follows:

                                    ARTICLE 1
                         DEFINITIONS AND INTERPRETATIONS

1.1 Various Definitions - In this Agreement the following terms shall have the following meanings:

(a)"Agreement" shall mean this agreement dated as of the 17th day of September, 2001 between Plastics and Industries, as the same may hereafter be amended and supplemented.

(b)"Articles" shall mean the Articles of Incorporation of the Corporation to be in the form annexed hereto as Exhibit 1, as the same may hereafter be amended from time to time in accordance with Manitoba and other laws and this Agreement.

(c)"By-Laws" shall mean the By-Laws of the Corporation to be in the form annexed hereto as Exhibit 2, as the same may hereafter be amended from time to time in accordance with Manitoba and other laws and this Agreement.

(d)"Complast Transaction" shall mean that transaction pursuant to which certain assets of Complast are purchased.

(e)"Corporation" shall mean the Corporation to be formed by Plastics and Industries under the laws of Manitoba, Canada, pursuant to and in accordance with this Agreement.

(f)"Individual Interest" shall mean a Shareholder's interest in the capital stock of the Corporation in accordance with the percentage set forth in
   Section 2.5.

(g)"Manager" shall mean the person or entity acting as manager of the Corporation from time to time under the Services Agreement and any permitted successor thereof.

(h)"Products" shall mean extrusions consisting of a composite of primarily acrylonitrile butadiene styrene and other materials ("ABS") produced by the Corporation and useable for the fabrication and assembly of windows.

(i)"Services Agreement" shall mean the agreement relating to the services to be performed by the Manager for the benefit of the Corporation in the form annexed hereto as Exhibit 3, as the same may hereafter be amended and supplemented.

1.2 Interpretations. Unless the context requires otherwise, the singular includes the plural and vice versa. The Article and Section headings are for convenience only and neither limit nor amplify any of the provisions of this Agreement.

                                   ARTICLE II
                                 THE CORPORATION

2.1 Formation. Forthwith upon completion of the Complast Transaction, Plastics and Industries shall undertake all action necessary to cause the Corporation to be incorporated under the laws of the Province of Manitoba.

2.2 Name. The name of the Corporation shall be "DyCom Limited" or such other name as the Shareholders shall determine.

2.3 Articles and By-Laws. The initial Articles and By-Laws of the Corporation shall be substantially in the content and form annexed hereto as Exhibit 1 and 2, respectively, with only such changes therein or amendments thereto, from time to time, as the Shareholders may mutually determine. In the event of conflict or inconsistency between this Agreement and the Articles and/or By-laws, this Agreement shall control.

2.4 Capitalization and Loan. In accordance with the Articles, the Corporation shall be permitted to have authorized and issued and outstanding only common shares without par value of a single class with equal rights, privileges and obligations. Plastics hereby subscribes for sixty (60) Common Shares at a purchase price of one dollar ($1.00 Cdn.) per share and Industries hereby subscribes for forty (40) Common Shares at a purchase price of one dollar ($1.00 Cdn.) per share. No further or other shares shall be issued in the capital stock of the Corporation without the prior written consent of the Shareholders. For purposes of completion of the Complast Transaction, acquisition of additional equipment necessary for production of Products, and working capital of the Corporation, Plastics shall provide to the Corporation a loan in the amount determined necessary by Plastics in lawful currency of Canada and/or the United States of America (the "Loan"). The Loan shall bear interest, if denominated in U.S. currency, at the rate equal to the U.S. prime lending rate as established and published in the Wall Street Journal, from time to time, plus two (2%) per cent, and if denominated in Canadian currency, at the rate equal to The Bank of Nova Scotia prime lending rate, from time to time, plus two (2%) per cent, calculated and payable monthly, in arrears, in applicable currency, and shall have an initial maturity date of December 31, 2003 subject to prepayment(s) thereof as provided for in Article V hereof. Upon the request of Plastics, the Corporation and Plastics shall enter into a loan agreement substantially in the content and form of that annexed hereto as Exhibit 4.

     As security for repayment of the Loan outstanding from time to time, the Corporation shall grant to Plastics a continuing security interest and charge upon all assets of the Corporation, including, without limitation, all equipment, machinery, accounts receivable and inventory. Limited hereby authorizes and directs Plastics to cause the Corporation to execute the requisite security documents and to create and perfect the security interest as aforesaid (the "Loan Security").

2.5 Ownership and Share. The respective Individual Interests of the Shareholders in all of the issued and outstanding capital stock of the Corporation shall be initially on a 60/40 percentage basis and thereafter in such other percentages as may from time to time result from any transfer or assignment or acquisition of the whole or any part of a Shareholder's Individual Interest pursuant to and as permitted by this Agreement. The parties agree that Plastics and Industries, respectively, shall be entitled to incorporate or designate an entity to subscribe for shares as it's interest appear hereinabove, which entity, for all purposes hereof, shall be construed as being the Shareholder.

2.6 Location. The principal place of business of the Corporation shall be located at the City of Winnipeg, in the Province of Manitoba, Canada, within the place of business of Plastics.

2.7 Purpose and Scope. The purpose and scope of the Corporation shall be the establishment, development and operation of an ABS extrusion business at its principal place of business for the production and sale of Products to Industries and others, such operation to commence as soon as possible after completion of the Complast Transaction.

2.8 Additional Shareholders' Loans. Plastics agrees to extend loans to the Corporation in such amounts as may be required from time to time in accordance with the business plan approved by the Shareholders, upon terms and conditions including those established by Section 2.4 hereof.

                                   ARTICLE III
                                   MANAGEMENT

3.1 Board of Directors. The board of directors shall be comprised of five (5) members. Plastics, at all times, shall be entitled to designate or appoint three
(3) of the members of the board of directors and Industries shall be entitled to designate or appoint two (2) of the members of the board of directors. The initial members designated by Plastics are Vic De Zen, Al Schoffner and Douglas

Dunsmuir and the initial members designated by Industries are Charles L. Smith and James TerBeest. Plastics shall be entitled to appoint one of its designees as the chairman of the board who shall preside at all meetings of the board of directors. Pursuant to this Section 3.1, each Shareholder agrees to take all acts (including the voting of shares) necessary to cause the election of the other Shareholder's authorized designee(s) to the board of directors. Each of Plastics and Industries may also appoint up to three (3) non-voting observers to attend all meetings of shareholders and directors of the Corporation.

3.2 Quorum and Voting. Three (3) members of the board of directors shall constitute a quorum at all meetings of the board of directors for the transaction of business. All decisions made at directors meetings shall be made by majority vote.

3.3 Notice, Location of Meetings, Etc.. The notice and location of meetings of the board of directors of the Corporation, as well as the method by which action may be adopted by the directors, shall be as set forth in the By-Laws. Notwithstanding any provision to be the contrary contained in any applicable company law, the By-Laws of the Corporation shall provide for a minimum notice period of ten (10) days for meetings of the board of directors.

3.4 Officers. As promptly as possible following the formation of the Corporation, the Shareholders shall cause the directors by resolution to elect the following persons to the designated offices of the Corporation to serve in accordance with the By-Laws of the Corporation:

           President                 -        designee of Plastics
           Secretary                 -        designee of Plastics


     Pursuant to this Section 3.4, each Shareholder shall agree to and take all acts (including voting by its designated director) necessary to cause the election of the Plastics' designees as the aforesaid officers.

3.5 Manager. Subject to the control, direction and supervision of the board of directors of the Corporation, Plastics, through the officers of the Corporation, and pursuant to the terms of Exhibit 3 of this Agreement, shall be the Manager and manage and conduct the day-to-day business and operations of the Corporation in the ordinary and usual course of business and within the scope and purpose of the Corporation herein stated. It is agreed that the Corporation is not to have any employees, other than sales personnel, unless the Shareholders otherwise in writing agree.

3.6 Directors' Action. Neither the Corporation, the Manager nor any employee or agent of either shall incur any costs or other obligations or make any decisions for or on behalf of the Corporation with respect to any of the following matters, unless unanimously approved by the directors of the Corporation and by the Shareholders at a duly scheduled meeting of the directors and the Shareholders or otherwise approved in writing as permitted by the By-Laws:

(a)approval of any matter set forth in this Agreement to require the mutual agreement of the Shareholders;
(b) capital contributions;
(c) borrowing or other financing by the Corporation other than the Loan;

(d)dissolution or liquidation of the Corporation or the merger, amalgamation, consolidation or sale of substantially all of the assets of the Corporation;
(e)hiring   by   the   Corporation   of   any   employee   (other   than   sales
   representative(s));
(f) any amendment of or waiver or consent in respect of the Services Agreement;
(g) sale or other disposition of any material asset of the Corporation;
(h) bringing or settlement of any lawsuits;
(i)other than the agreement referred to in paragraph (f) above, the entering into of any transaction by the Corporation with any Shareholder or affiliated company or person of any Shareholder, including any employee or agent thereof, other than in the ordinary and usual course of business of the Corporation;
(j)expansion by the Corporation into new products or new markets, or any material or significant change in the internal organization of the Corporation or in its concepts, purpose or scope; and
(k) any change in the name or location of the Corporation.

                                   ARTICLE IV
                                    SERVICES

4.1 Plant. In accordance with the terms and conditions of Exhibit 3 of this Agreement, Plastics shall, during the term of this Agreement, make available to the Corporation at Winnipeg, Manitoba or such other location as the Shareholders may agree, sufficient space, facilities and services for the operation of the business of the Corporation.

                                    ARTICLE V
                       PROFIT DISTRIBUTION AND ACCOUNTING

5.1 Dividends. Subject to the requirements of law and this Agreement, the Shareholders shall cause the Corporation to distribute to the Shareholders semi-annually in proportion to their respective Individual Interests, such amount of the Corporation's net income after-tax for any year, together with all amounts held by the Corporation in cash or other liquid form which are in excess of the Corporation's operating cash requirements for the present or ensuing year as may be determined by the Shareholders; Provided it is agreed that excess cash shall first be used in repayment of the Loan and interest thereon.

5.2 Fiscal Year. The fiscal year of the Corporation shall end on September 30 or on such other day of each year as the Shareholders, acting reasonably, may agree upon.

5.3 Auditors. The auditors for the Corporation shall be KPMG LLP, who shall review, examine and audit the books and records of the Corporation.

5.4 Accounting Principles. The books of account of the Corporation shall be maintained in accordance with Canadian generally accepted accounting principles ("G.A.A.P.") consistently applied and shall be in such form as may reasonably be required by the Shareholders, and reconciled to U.S. G.A.A.P. if required for Industries.

5.5 Bank Accounts. The Corporation shall maintain all of its bank accounts separate from those of Plastics and its affiliates and all funds of the Corporation shall flow through the Corporation's accounts.

                                   ARTICLE VI
                              ADDITIONAL AGREEMENTS

6.1 Complast Transaction. Plastics, on behalf of the Corporation, shall purchase certain assets from Complast ( the "Complast Assets"), in accordance with agreements approved by Plastics and Industries. At the closing of the Complast Transaction, Plastics shall provide to Industries a list of all Complast Assets.

6.2 Complast Assets. Those items of the Complast Assets which are determined necessary by Plastics to produce Products shall be transported to and/or installed in Plastics' facility in Winnipeg. The Corporation shall reimburse Plastics for (i) all costs incurred by it regarding the Complast Transaction (i.e. travel, accommodation, etc.) and (ii) all transportation and installation costs relating to the Complast Assets. The balance of the Complast Assets shall be stored, sold or scrapped as determined by Plastics. The net proceeds from any disposition of any of the Complast Assets shall be paid to the Corporation; Provided in the event that such redundant assets are sold to an affiliate of Plastics, the book value thereof as established in the Complast Transaction shall be paid to the Corporation. Subject to the foregoing, Plastics shall not allow any person or entity other than the Corporation to use any of the Complast Assets unless such assets are first either sold to such person or entity or otherwise rented to such person or entity at market rental rates. Although certain of the Complast Assets will not be used by the Corporation, the entire purchase price paid for the Complast Assets shall be the obligation of the Corporation.

6.3 Complast PVC accounts. Plastics (and its affiliates), for its own account, shall be entitled to sell polyvinyl chloride ("PVC") extrusions and related products to prior customers of Complast, without compensation of any kind to the Corporation (or Industries), as only the ABS business of Complast shall accrue to the Corporation.

6.4 Post Complast Transaction. After completion of the Complast Transaction:

(a)Industries, in a prompt and orderly manner, shall convert substantially all of its present PVC window offerings to ABS window offerings, maintaining at all times, no less than its present volume (on a percentage basis) of window purchases from each of Winchester Industries Incorporated and Great Lakes, subject to their willingness to participate on a competitive basis in such conversion program;

(b)for the period expiring on December 31, 2008, Industries and its affiliates, respectively, shall (A) exclusively purchase their entire needs for (1) ABS extrusions from the Corporation and (2) ABS windows from customers of the Corporation, and (B) purchase substantially all of their needs for (1) PVC window extrusions from Plastics and its affiliates and (2) PVC windows from customers of Plastics and its affiliates, all to the effect that during such period Industries and its affiliates shall only sell ABS windows which exclusively incorporate extrusions manufactured by the Corporation and PVC windows which substantially incorporate extrusions manufactured by Plastics and its affiliates (the "Industries Purchase Obligations"). All products supplied by Plastics and its affiliates shall be made available to Industries and its affiliates on competitive pricing and terms, the initial pricing for PVC extrusions being $1.60/lb. on a blended large/small profile basis; Provided in the event that (i) the Corporation defaults in payment of Loan due to the Manager's gross negligence and Plastics enforces the Loan Security, and (ii) Industries is not at such time in default hereunder, then Industries shall be relieved of the Industries Purchase Obligation.

(c)the Corporation shall be charged tooling costs by Plastics on the basis of $5,000.00 to $10,000.00 per die; and

(d)the Corporation shall retain such sales representative(s) and upon such terms and conditions as Plastics, after consultation with Industries, shall determine reasonable and necessary to advance the business of the Corporation.

6.5 Plastics ABS Obligations.  So long as Industries or any of its affiliates is
(i) a shareholder of the Corporation, and (ii) not competing, directly or indirectly, with the Corporation, Plastics agrees that neither it nor any of its affiliates shall manufacture, sell or distribute, either directly or indirectly, in North America, any composite ABS window product other than through the Corporation.

                                   ARTICLE VII
                                SALE OF PRODUCTS

7.1 Rights of First Call in Respect of Corporation Facilities. The Corporation shall use the facilities of the Corporation, including, without limitation, the space made available by Plastics to the Corporation under Exhibit 3 to this Agreement, as well as all labour and services related thereto, for the production of Products ordered by Industries and to be sold to it and for the production of Products for sale to third parties, subject at all times to the prior right in such facilities granted for the production of Products ordered by Industries.

7.2 Purchases of Products. Subject to the terms hereof, Industries shall exclusively purchase its entire requirements for Products from the Corporation; provided such purchase obligation is subject to the Corporation: (a) meeting demand, (b) being price competitive, and (c) meeting industry quality standards. All Products sold by the Corporation to Industries shall be sold on the basis of the terms and conditions in effect from time to time on Industries' purchase order or similar form which shall be subject to the advance approval of Plastics. The price at which the Corporation shall sell Products to Industries shall be no greater than the lowest prices charged to other customers of the Corporation purchasing like volumes of Products and shall be competitive with other ABS extrusion pricing on the open market. The Corporation shall purchase all raw materials necessary for production of Products; Provided in the event Plastics sells goods to the Corporation, the price at which Plastics shall sell such raw materials or other goods to the Corporation shall be at or below the price for similar products offered by Plastics or other producers of such products in the North American continent, taking into consideration the quality of such products, and shall be the cost paid by Plastics.

     In the event that Industries shall default in the timely payment to the Corporation of the purchase price for Products, Industries and/or the Shareholder designated by it hereby irrevocably agrees, authorizes and directs the Corporation to pay any and all outstanding or future dividends otherwise payable to the Shareholder designated by Industries to the Corporation for application against payment of the outstanding balance of the indebtedness

     In the event that the Corporation shall default in the timely payment to Plastics of the purchase price owing to Plastics for raw materials or other goods purchased by the Corporation from it, Industries agrees and the Corporation does hereby grant to Plastics a continuing security interest and charge in favour of Plastics upon the assets of the Corporation, including without limitation, all equipment, machinery, accounts receivable and inventory (the "Collateral"). Industries agrees to do all things reasonably requested of it to give effect to the perfection of the security interest as aforesaid, and notwithstanding anything herein contained to the contrary Industries hereby authorizes and directs Plastics to cause the Corporation to execute such documents and do such things as are necessary to create and perfect the security interest as aforesaid. In the event that the security interest as aforesaid is realized upon and the Collateral or a portion(s) thereof is taken by Plastics in satisfaction of all or part of the said indebtedness then a credit note shall be issued to the Corporation, in an amount equal to the book value of such assets so taken as recorded in the financial records of the Corporation, and the Collateral so taken shall be deemed, as among the parties, to be free and clear of all liens and encumbrances of whatsoever nature and kind.

     The rights hereinbefore given to Plastics and the Corporation in respect of means to effect the collection of monies due to them, respectively, are given in addition to and not in substitution for any other rights which they may have in law.

7.3 Technology. The parties hereto acknowledge and agree:

(i)in respect of the dies and tooling to be acquired and/or utilized by the Corporation in the manufacture of Products, that the Corporation's only proprietary right in same shall be the right to require, for so long as the Corporation and/or Industries is not in default hereunder, that no material shall be drawn through the dies and tooling without the Corporation's approval; and

(ii) that the Corporation shall acquire no proprietary or other right to technology made available by Plastics to the Corporation except for any technology and other proprietary rights acquired in the Complast Transaction.

                                  ARTICLE VIII
                           BUDGET, RECORDS AND REPORTS

8.1 Access to Records. Each Shareholder through its duly authorized representatives shall be entitled at its own expense and at all reasonable times to examine and make copies of any and all records, reports and documents which are under the control of the Manager which belong or relate to the Corporation or any undertaking, activity or operation of the Corporation.

8.2 Reports.

(a)Each Shareholder, as a cost of the Corporation, shall be entitled, as promptly as possible after their preparation, to copies of all reports prepared at the request of the Shareholders in connection with all undertakings, activities and operations of the Corporation.

(b)Each Shareholder, at its own cost and expense, may within reason require the Manager to furnish to it detailed statements to be compiled from the records and accounts of the Corporation or under the control of the Manager which relate to any undertaking, activity or operation of the Corporation.

(c)Within thirty (30) days after each quarter of the Corporation's fiscal year, the Manager shall furnish to each Shareholder a balance sheet and profit and loss statement certified by the Manager to have been prepared, to the best of its knowledge, in the form and in accordance with the accounting principles applied on a consistent basis as required hereunder.

(d)Within sixty (60) days after the close of each fiscal year of the Corporation, the Manager shall furnish to each Shareholder a balance sheet and profit and loss statement for the period then ended, certified by the Manager as stated in (c) above or as soon as is practicable thereafter audited financial statements prepared by the Corporation's auditors.

                                   ARTICLE VIX
                       ALIENABILITY OF INDIVIDUAL INTEREST

9.1 Restriction on Transferability.

(a)All of the shares of the capital stock of the Corporation ("Capital Stock") issued and outstanding at any time shall be subject to the restrictions on transferability contained in this Agreement, and Plastics and Industries hereby agree that none of such capital stock of the Corporation, nor any right, title or inte rest therein now owned or hereafter acquired by either of them, shall be agreed to be or be sold, assigned, transferred, pledged, encumbered, hypothecated or in any other way disposed of, whether voluntary, involuntary, by operation of law or otherwise, and no sale, assignment, transfer, pledge, encumbrance, hypothecation or other disposition whatsoever of any Capital Stock, or of any right, title or interest therein, whether voluntary, involuntary, by operation of law or otherwise, shall be valid or binding except upon compliance with the terms and conditions of this Agreement. The Corporation shall be under no obligation to recognize as a shareholder of the Corporation any transferee of any Capital Stock owned by Plastics or Industries (or their designees) which were transferred to such transferee other than in compliance with the terms and restrictions of this Agreement and, unless so complied with, any transferee of such capital stock shall have no rights as shareholder in the Corporation in respect of such capital stock.

(b)Subject to paragraph (g) below, in the event that either Plastics or Industries desire to sell, assign or transfer or make any other disposition of the Capital Stock owned by them ("Selling Shareholder") and receives a bona fide written offer to purchase or otherwise acquire such capital stock, such Selling Shareholder shall give thirty (30) days prior written notice ("Notice") to the other Shareholder ("Offeree Shareholder") and to the Manager, with a copy of such bona fide offer attached, setting forth in such notice (i) the name and address of the proposed transferee, (ii) the terms and conditions of the proposed transfer and (iii) the earliest possible date, giving consideration to the provisions of this Agreement, of the consummation of the proposed transfer. Such Notice shall constitute an offer by the Selling Shareholder to the Offeree Shareholder to sell all of the Capital Stock owned by the Selling Shareholder to the Offeree Shareholder on the same terms and conditions as contained in the bona fide offer submitted with the Notice.

(c)Unless previously waived in writing by the Offeree Shareholder, within thirty (30) days of the receipt of the Notice, the Offeree Shareholder shall be entitled by written notice to the Selling Shareholder to object to the proposed transferee on reasonable grounds. In the event of such an objection, the Selling Shareholder shall be prohibited from selling, transferring or assigning such Capital Stock owned by it to such proposed transferee until such objection has been withdrawn in writing by the Offeree Shareholder. Any agreement between the Selling Shareholder and any proposed transferee shall be subject to the right of the Offeree Shareholder to object to such transferee in accordance with the terms hereof. Under no circumstances shall the Offeree Shareholder's objection to any proposed transferee be deemed or construed to be an election by the Offeree Shareholder to purchase the Capital Stock which the Selling Shareholder is attempting to transfer.

(d)In the event the Offeree Shareholder shall elect to accept such offer to sell and thereby purchase all of such Capital Stock, the Offeree Shareholder shall give written notice of acceptance to the Selling Shareholder within twenty (20) days of the receipt of the Notice. Such sale and purchase of Capital Stock shall be consummated at the principal offices of the Corporation or such other location or time as the Selling Shareholder and the Offeree Shareholder may mutually agree.

(e)In the event the Offeree Shareholder shall (i) not object to the proposed transferee and (ii) elect not to purchase all of such offered Capital Stock within the time period above specified, or prior written notice is given by the Offeree Shareholder to the Selling Shareholder of its decision not to object to the proposed transferee and its election not to purchase all of such Capital Stock, the Selling Shareholder shall be free, subject to (f) below, to transfer all of such Capital Stock in the Corporation, for a period of three (3) months from the date the Notice was first given under (b) above, to the named proposed transferee and upon the same terms and conditions as set forth in the Notice, or at such higher price as the Selling Shareholder and the named proposed transferee may agree.

(f)The Capital Stock not transferred by the Selling Shareholder within such three (3) month period and shares of capital stock in the Corporation transferred to any transferee in accordance with the provisions of this Agreement shall again be subject to all of the restrictions herein set forth.

   Prior to the transfer of the shares of capital stock in the Corporation to a named proposed transferee, the Selling Shareholder shall require such transferee to execute an agreement, in form and substance satisfactory to the Offeree Shareholder, to be bound by the provisions and restrictions of this Agreement, the obtainment and delivery of such agreement to the Offeree Shareholder being a condition precedent to the validity of the transfer of the subject shares.

(g)Notwithstanding anything contained in this Agreement to the contrary, a Shareholder may transfer all or any part of the Capital Stock owned by it to an entity affiliated with it, provided (i) the transferor is not then in default hereunder, (ii) the transferee is controlled, directly or indirectly, by the transferor, (iii) prior to the transfer, written notice thereof is provided to the other Shareholder(s) together with reasonable evidence of the transferor's control of the transferee, and (iv) upon completion of or contemporaneously with the transfer, the transferee, by written instrument in favour of and delivered to the other Shareholder(s), agrees to be bound by the provisions and restrictions of this Agreement, and shall stand in the place and stead of the transferor for the purposes of this Agreement relating to Shareholders and, notwithstanding the foregoing, the transferor shall for all other purposes continue to be bound by the provisions of this Agreement.

(h)If all or any part of the Capital Stock are held or disposed of in any manner contrary to the provisions hereof, the holder or transferee, as the case may be, of such Capital Stock shall not be entitled to any dividends paid by the Corporation on such Capital Stock, shall not be entitled to have such Capital Stock transferred on the books of the Corporation and shall not be entitled to vote such Capital Stock or to exercise any other rights as a shareholder with stock or to exercise any other rights as a shareholder with respect to such Capital Stock. In addition, the Corporation and the other Shareholders shall have any and all rights and remedies available at law or in equity.

(i)Upon the execution of this Agreement, each certificate of Capital Stock shall be endorsed by a legend as follows:

   "The shares of capital stock evidenced by this certificate are subject to the restrictions and options stated in, and are transferable only upon compliance with, the provisions of a Unanimous Shareholder Agreement under the Business Corporations Act (Manitoba), dated as of the 17th day of September, 2001, between the Shareholders of the Corporation, a copy of which will be furnished by the Corporation without charge to each Shareholder or proposed transferee of the Corporation's capital stock who requests a copy thereof."

                                    ARTICLE X
                                   TERMINATION

10.1 Term. The term of the Corporation shall be perpetual; provided the Corporation may be terminated at any time by mutual agreement in writing between the Shareholders or as otherwise provided by law. In such event the Manager shall do all acts necessary to promptly dissolve the Corporation and wind up its affairs.

10.2  Ancillary  Agreements.   Upon  the  winding  up  of  the  affairs  of  the
Corporation, this Agreement or any ancillary agreement between the parties hereto, shall be terminated and be of no further force and effect.

                                   ARTICLE XI
                                     SECRECY

11.1  Confidentiality.   Each  Shareholder,  Industries,  the  Manager  and  the
Corporation shall keep strictly confidential and not disclose to any third party, except to its employees or agents on a must know basis, the confidential business aspects of the Corporation, including, without limitation, drawings, designs and specifications except as may be required in connection with filings with governmental agencies or courts or as otherwise required under applicable law. To the extent that information pertaining to the confidential aspects of business of the Corporation is revealed, each Shareholder, Industries and the Corporation shall use their respective best efforts to have the persons receiving such information maintain it in confidence. Secrecy agreements in form and substance satisfactory to Plastics shall be entered into between the Corporation and the employees and agents of the Corporation, the Manager and Industries who have access to confidential information, subject to applicable law, including United States securities laws. In addition, the parties agree to permit the publication of one joint press release upon consummation of the Complast Transaction the form of which shall be subject to the approval of each of Plastics and Industries.

                                   ARTICLE XII
                         REPRESENTATIONS AND WARRANTIES

12.1 Warranties. Plastics hereby represents and warrants to Industries that Plastics is a corporation duly incorporated, validly existing and in good standing under the laws of the Province of Manitoba with full corporate power and authority to enter into and perform this Agreement.

12.2 Warranties. Industries hereby represents and warrants to Plastics that Industries is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware with full corporate power and authority to enter into and perform this Agreement.

                                  ARTICLE XIII
                                  MISCELLANEOUS

13.1 Force Majeure. If any Shareholder is rendered unable, wholly or in part by force majeure to carry out any obligation under this Agreement other than the obligation to make money payments, such Shareholder shall give to the other Shareholder prompt notice of such force majeure with reasonably full particulars thereof and, insofar as known, the probable extent to which it would be unable to perform or be delayed in performing such obligation whereupon such obligation of the Shareholder giving the notice shall be suspended so far as it is affected by such force majeure during but not longer than the continuance thereof. The Shareholder giving the notice shall use all possible diligence to remove such force majeure as quickly as possible. The term "force majeure" shall mean an Act of God, strike, lockout, act of a public enemy, war, inability to obtain supplies or equipment or to obtain governmental approvals, permits, licenses, or allocations and any other cause whether of the kind specifically enumerated above or otherwise which is not reasonably within the control of the party claiming force majeure.

13.2 Expense. The costs incurred by either Shareholder in respect of the preparation, negotiation or execution of this Agreement or any Exhibit hereto shall be borne by the Shareholder incurring such costs and shall not be deemed costs of the Corporation.

13.3 Notices. All notices, consents, requests, agreements and other documents authorized or required to be given or made by or pursuant to this Agreement shall, unless otherwise in this Agreement specifically provided, be given or made in writing and either personally served on an officer of the party to whom it is given or by certified/registered letter, postage prepaid or sent by facsimile transmission addressed as follows:

         If to Plastics:             1 Royal Gate Boulevard
                                     Woodbridge, Ontario, L4L 8Z7
                                     Attention:  President
                                     Facsimile Number: (905) 264-0702

         If to Industries:           ThermoView Industries, Inc.
                                     5611 Fern Valley Road
                                     Louisville, Kentucky  40228
                                     Attention:  President
                                     Facsimile Number: (502) 968-7798

or at such address or facsimile number as a Shareholder may specify by notice to the other Shareholder(s). Notices, consents, requests and other documents shall be deemed served or given, if mailed, on the tenth (10th) day after the date of mailing, and if sent by facsimile transmission, on the day after they are transmitted, and if delivered, on the date of such delivery.

13.4 Intention of the Parties. It is acknowledged and agreed to by the parties hereto that it is their intention that:


(a)Plastics shall be entitled to designate another entity as the party entitled to subscribe for shares in the Corporation hereby allocated to Plastics, in which event such designated entity shall stand in the place and stead of Plastics for the purposes of this Agreement pertaining to the Shareholders and, at the option of Plastics, as the Manager, and such entity shall confirm such designation and agree to be bound by the terms hereof by separate written instrument; and

(b)Industries shall be entitled to designate another entity as the party entitled to subscribe for the shares in the Corporation hereby allocated to Industries, in which event such designated entity shall stand in the place and stead of Industries for the purposes of this Agreement relating to Shareholders and such entity shall confirm such designation and agree to be bound by the terms hereof by separate written instrument;

   Provided that notwithstanding the foregoing Plastics and Industries shall for all other purposes continue to be bound by the provisions of this Agreement.

13.5 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Province of Manitoba, and the Corporation, as a corporation, shall be subject to the laws of the Province of Manitoba. Any action brought by a Shareholder against another shall be brought in the Province of Ontario and the parties hereto attorn to such jurisdiction.

13.6 Entire Agreement. This Agreement and the other agreements and documents referred to herein include the entire agreement among the Shareholders with respect to the Corporation herein provided and supersede all other prior representations, negotiations, writings, memoranda and agreements with respect thereto.

13.7 Currency. Unless otherwise specifically stated, all references in this Agreement to currency are to U.S. currency.

13.8 Good Faith. Each party hereto shall exercise good faith and fair dealing in exercising its rights and performing its obligations under this Agreement.

13.9 Amendment. No modification, variation or amendment to this Agreement shall be of any force unless such modification, variation or agreement is in writing and has been signed by all of the Shareholders.

13.10 Waiver. No waiver of any breach of this Agreement or any of the terms hereof shall be effective unless such waiver is in writing and signed by the party against whom such waiver is claimed. No waiver of any breach shall be deemed to be a waiver of any other or subsequent breach.

13.11 Reliance. Each of Industries and Plastics acknowledges and agrees that the other party hereto shall undertake certain action and incur significant liabilities and obligations in strict reliance upon the agreements on the part of the other party contained herein (and specifically those contained in Article VI of this Agreement), and that a breach by a party hereto of any such agreements shall cause the other party significant harm and loss for which it shall be entitled to seek redress and compensation from Industries.

13.12 Enurement. Subject to the provisions hereof, this Agreement shall be binding upon and enure to the benefit of the parties and their respective successors and assigns who become such under and in accordance with the terms of this Agreement.

13.13 Counterparts. This Agreement may be executed in a number of counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument. Any counterpart may be delivered by facsimile transmission.

     IN WITNESS WHEREOF the parties hereto have hereunto executed this Agreement as of the day and year first above written.

                                DYNAST PLASTICS LIMITED



                                Per:___________________________________
                                        Vic De Zen, Secretary

                                   I have the authority to bind the Corporation.



                                THERMOVIEW INDUSTRIES, INC.


                                Per:___________________________________
                                        Charles L. Smith, President and C.E.O

                                   I have the authority to bind the Corporation.


     Royal Group Technologies Limited hereby joins this Agreement for the sole purpose of guaranteeing the performance of Plastics therein.

                                ROYAL GROUP TECHNOLOGIES LIMITED


                                Per:_____________________________________
                                        Vic De Zen, President

                                   I have the authority to bind the Corporation.