Form 10-K405
period 2001-12-31
THERMOVIEW INDUSTRIES INC
filed 2002-03-26
CIK 1083753

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K
                                   ----------

             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     BASED UPON THE MARCH 18, 2002 AMERICAN STOCK EXCHANGE CLOSING PRICE OF $1.20 PER SHARE, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S OUTSTANDING COMMON STOCK, $.001 PAR VALUE, HELD BY NON-AFFILIATES WAS APPROXIMATELY $7.7 MILLION.

     AS OF MARCH 18, 2002, 8,258,111 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WERE ISSUED AND OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE DEFINITIVE PROXY STATEMENT TO BE DELIVERED TO SECURITY HOLDERS FOR THE 2002 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 25, 2002, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

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

     In April 1998, we acquired Thermo-Tilt Window Company, which was established in 1987. Since that time, we have acquired 12 retail and manufacturing businesses which had been in operation an average of approximately 11 years. During 2000, we closed two manufacturing businesses and one retail business. At December 31, 2001, we had 900 full-time employees and had facilities in 13 states, primarily in the Midwest and southern California. For calendar 2000, we generated consolidated revenues of approximately $98 million, and for calendar 2001, we generated consolidated revenues of approximately $90 million.

     Our initial business plan focused on an aggressive acquisition program to build a vertically integrated company in the vinyl window business. We intended to aggressively develop in the manufacturing, retail, and finance segments. We closed our finance subsidiary, two acquired manufacturing businesses and one acquired retail business in 2000. Although we have scaled back on manufacturing and eliminated our finance subsidiary, we continue to search for strategic alliances and business development opportunities that may be beneficial to us in the manufacturing, retail and finance segments.

     - We continue to work closely with all of our window manufacturers in the production of our current windows and in the development of windows using new technologies.

     - In October 2001, we formed a joint venture with Royal Group Technologies Limited, headquartered in Ontario, Canada, to manufacture leading edge thermoplastic extrusions. The extrusions are stronger than vinyl, withstand weather and climate extremes, are impact resistant and can be produced in many colors. We own 40% of the joint venture operation.

     - We plan to introduce new or enhanced products and expand the market areas of our existing retail subsidiaries.

     - We plan to work towards opening new retail offices in the South, Southwest and Midwest.

     - Since we continue to assist our customers in obtaining financing for about 50% of our sales, we intend to explore economically beneficial strategic alliances with the companies that provide financing to our customers.

     Our custom vinyl replacement windows are manufactured by a combination of internal and external manufacturers. Both are capable of supplying quality windows on a timely basis at competitive prices.

     Because we did not have the available capital upon completion of our initial public offering in December 1999 to pursue our initial acquisition strategy, we shifted our growth focus to the retail segment and the introduction of new or enhanced products and product lines in addition to the development of new advertising and marketing programs that foster cross-selling of product lines to our existing customer bases.

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

INTEGRATION STRATEGY

     We believe that we can increase our growth through expansion of the markets of our current and acquired subsidiaries. We believe that our brand recognition and integrated management enhances the capability of our subsidiaries to further expand regional market share. In 2000 and continuing into 2001, we changed the focus of our expansion strategy to growth of our current subsidiaries during the near future rather than expanding predominantly through acquisitions. Because of the unavailability of capital for acquisitions, we have suspended our pursuit of acquisitions.

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

     BARRICADE WINDOW. This line consists of our most expensive window products. We design and Winchester Industries, Inc., in Saltsburg, Pennsylvania, manufactures this line of replacement windows for energy performance, strength, security and low maintenance. The windows offer welded vinyl frames reinforced with aluminum in both their main frame and sash for added strength, and with one inch triple insulated glass with low-emissivity, Low-E coatings to reduce heat radiation through the glass and double steel cam locks for security. Our Primax and Rolox subsidiaries utilize the Barricade window. In January 2002, we selected Winchester to design and build a new line of windows incorporating climate-resistant composite resin materials. We will purchase the components used to manufacture these windows from our joint venture extrusion operation.

     THERMAL LINE WINDOW. Thermal Line is our sole manufacturing subsidiary located in Mandan, North Dakota. We design and Thermal Line manufactures this line for high performance at affordable cost. A component of this line of replacement windows is Compozit, a vinyl substitute, which increases strength without the cost of aluminum reinforcement. The use of Compozit also permits the use of dark colors in extreme heat. The Compozit components used to manufacture these windows are being purchased from our joint venture extrusion operation. This line of replacement windows contains double insulated glass and Low-E coatings. Approximately 14% of Thermal Line's sales are to Leingang, another ThermoView subsidiary, with the balance sold to external customers. Thermal Line does not sell windows to other ThermoView subsidiaries.

     THERMAL INDUSTRIES WINDOW. Thermo-Shield Co., Inc., utilizes Thermal Industries as their primary window supplier. Thermal Industries is headquartered in Pittsburgh, Pennsylvania, and is not one of our affiliates. The most requested product by Thermo-Shield customers is their "exclusive solution" double hung window. The double hung line of vinyl windows is available in a variety of styles and options for every budget. Features such as insulating sashes and frames provide extra warmth in critical points where windows need it most. High performance glass packages, designed specifically for each customer's climate, can provide increased R-value, reduce sound transmission and enhance security. In addition, these windows are "energy star" compliant, which means year-round energy savings. All of these benefits strive to make the homes we serve more comfortable.

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

     - The sliding glass doors range in price from $1,500 to $3,000 per door as installed.

     ENERGY EFFICIENCY, DESIGN, AND INSTALLATION. Our sliding glass doors and insulated steel doors that contain glass have the same energy efficiency characteristics as our vinyl replacement windows. We custom design and install our sliding glass doors and insulated steel doors in a similar fashion to our vinyl replacement windows.

     HOME TEXTURED COATINGS. We offer home textured coatings for residential use, the cost of which ranges approximately from $8,000 to $15,000 per residence as installed. Home textured coating is a paint and service that usually takes seven days to complete. The process involves four coats of primer and two finish coats, together with a trenching operation to prevent ground moisture penetration and patching and repairs of the surface to be coated.

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

     CABINET REFACINGS. We offer kitchen cabinet refacings in a number of designs which range in cost to our customer from $3,000 to $10,000 per kitchen as installed and generally take one day to complete.

     KITCHEN AND BATHROOM REMODELING. We offer kitchen and bathroom remodeling through four of our subsidiaries. We estimate the cost to our customer for kitchen remodeling to range from $3,000 to $20,000. Generally, remodeling takes one week to complete. We charge our customers for bathroom remodeling from $3,000 to $8,000 per residence as installed.

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

     RETAIL BUSINESSES. ThermoView's retail segment consists of the following businesses:

     THOMAS CONSTRUCTION, INC. Thomas Construction, Inc., founded in 1981 and headquartered in Earth City, Missouri, designs, sells and installs replacement and new construction windows, siding, patio enclosures, kitchen and bathroom remodeling, roofing and various other home improvement products in Illinois and Missouri. Thomas had 240 employees as of December 31, 2001. Rodney H. Thomas, a former principal of Thomas and related companies for 30 years, and Stephen C. Townzen, an employee of the business for 15 years, manage its operations.

     THERMOVIEW INDUSTRIES, INC., OF CALIFORNIA. (formerly Five Star Builders now combined with American Home Remodeling, Inc.) ThermoView of California, founded in 1992 and headquartered in San Diego, California, designs, sells and installs replacement and new construction windows, siding, patio enclosures, kitchen and bathroom remodeling, roofing and various other home improvement products in California. ThermoView of California had 162 employees as of December 31, 2001. Robert E. Graham, an employee of the business for 8 years, manages its operations.

     PRIMAX WINDOW COMPANY. Primax Window Company, founded in 1981 and headquartered in Louisville, Kentucky, sells and installs vinyl replacement windows and doors as well as bathroom remodeling in Indiana, Kentucky and Ohio. George Jenkins, a former principal of Primax, manages its operations. We merged the operations of Thermo-Tilt Window Company in Owensboro, Kentucky, into the Primax business in 2000. ThermoView of Missouri, Inc. (formerly NuView) with continuing operations in Decatur Illinois, and St. Louis, Missouri (Bath Fitter product line only) was integrated into Primax commencing February, 2001. Primax, including the integrated businesses, had 200 employees as of December 31, 2001.

     THE THERMO-SHIELD COMPANIES. The Thermo-Shield Companies, comprised of three remaining corporations, founded in 1984 and headquartered in Wheeling, Illinois, sell, furnish and install replacement windows and siding and also conduct cabinet refacings in Illinois, Wisconsin and Indiana. Operations in Michigan and Arizona were closed in 2000 and early 2001. The Thermo-Shield Companies had 52 employees as of December 31, 2001. Jerry Gentile, an employee of the business for 7 years, manages its operations.

     THE ROLOX COMPANIES. The Rolox Companies, founded in 1973 and headquartered in Kansas City, Kansas, sell and install vinyl replacement windows, steel doors and storm siding in Arkansas, Iowa, Kansas, Missouri, Nebraska and Oklahoma. Rolox had 110 employees as of December 31, 2001. Robert L. Cox II, a former principal of Rolox for 17 years, manages its operations.

     LEINGANG SIDING AND WINDOW, INC. Leingang Siding and Window, Inc., founded in 1991 and headquartered in Mandan, North Dakota, sells and installs quality exterior remodeling products such as premium replacement windows, steel, vinyl and seamless steel siding, asphalt and cedar roofs, soffit and fascia, doors, awning, seamless gutters and cabinet refacing in North Dakota and South Dakota. Leingang had 74 employees as of December 31, 2001. Alvin W. Leingang, a former principal of Leingang and related companies for 24 years, and John Frohlich, an employee of the business for 18 years, manage its operations.

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

     LOW-TECH MANUFACTURING PROCESS. The process of manufacturing custom replacement windows consists of measuring, cutting and assembling glass and extruded vinyl "lineal" components to create windows that match customer specifications. For those windows that we continue to manufacture in our own facility, we have invested in sophisticated machinery to create an assembly line environment designed to further automate the production process. A summary of the assembly of a vinyl replacement window is as follows:

     - we receive orders from customers and enter the desired dimensions of the windows into a computer;

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

     SUPPLIERS. Thermal Line Windows, our manufacturing subsidiary, purchases its extrusions from our joint venture extrusion operation. Previously, Thermal Line purchased its extrusions from the company that our recently formed joint venture acquired. Extrusions constitute the largest portion of our raw materials costs, accounting for approximately 30%-40% of our window. We primarily purchase glass from Cardinal Glass. Glass constitutes approximately 10%-15% of our window content.

     With the increased emphasis on unrelated third-party manufacturing, our reliance upon other suppliers may lessen depending upon the suppliers of the unrelated third-party manufacturers. Additionally, unrelated third-party vendors have manufactured our products other than replacement windows since our inception. We have relied on one or two third party vendors for the manufacture of each of our products to provide us with manufacturing consistency and volume discounts.

     MANUFACTURING BUSINESSES. ThermoView's sole manufacturing subsidiary is Thermal Line Windows, Inc.

     Thermal Line Windows, Inc., formerly Thermal Line Windows, L.L.P., founded in 1996 and headquartered in Mandan, North Dakota, manufactures Compozit replacement and new construction windows and doors for residential and commercial use for sale in Colorado, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. Thermal Line Windows, Inc. had 56 employees as of December 31, 2001. Alvin W. Leingang, a former principal of Thermal Line Windows and related companies for 24 years, and Dennis Buchholz, an employee of the business for 11 years, manage its operations. Approximately 14% of Thermal Line's sales are to Leingang with the balance being to external customers.

SALES AND MARKETING

     Each one of our subsidiaries has its own sales staff. We pay members of our sales staff on a commission basis and on the profitability of the subsidiary for which they work.

     We have a centralized advertising group for major media efforts such as direct mail, but each subsidiary also maintains its own advertising and promotions staff for activities best handled locally. An advertising committee comprised of subsidiary managers is headed by Rod Thomas. Its purpose is to oversee and implement company-wide marketing programs and to explore, develop, and test new methods of advertising and marketing.

     Our marketing approach varies from subsidiary to subsidiary and also varies based upon the target area.

     ADVERTISING. We generally give the individual subsidiary discretion as to the most effective form of advertising for its geographic market. Each subsidiary can advertise locally or take advantage of our national advertising program, with the objective of achieving the most effective use of each subsidiary's advertising budget.

     We utilize a number of methods to create opportunities for direct contact with potential customers, including renting space at local fairs and maintaining kiosks at shopping malls. Other advertising and promotion media used to acquire bona-fide sales leads include direct mail, television spots, newspaper inserts, home magazine ads, internet-based advertising, neighborhood canvassing and telemarketing.

     While the form of media may vary, each media message carries an attractive offer to homeowners who may be considering a home improvement. This offer may include an opportunity to enter our Home Improvement Sweepstakes, savings on selected home improvement projects if purchased during a specific time frame, customer financing and seasonal savings.

     TELEMARKETING. A majority of our retail subsidiaries solicit customers through an internally managed telemarketing system. Through the use of a predictive dialing system, an automated system that calls multiple phone numbers at once and only directs to the operators those calls that are answered, we have increased the efficiency while reducing the costs associated with telemarketing. Special care is taken to politely provide helpful information about our products and services to homeowners when telemarketing.

     IN-HOME DEMONSTRATION. When a sales representative receives an expression of interest from a potential customer, he or she will then arrange for an in-home demonstration at the customer's residence. We have developed a ten-step procedure for in-home sales presentations, which features a free, no-obligation design and estimate of the work to be performed. Furthermore, in the training of our sales staff, we instruct them that they have limited discretion to negotiate on price. We pay our sales staff solely on a commission basis to provide for maximum incentives.

CUSTOMER PAYMENT

     As of December 31, 2001 for approximately 50% of our sales, customers pay in cash upon completion of installation of our products. For the remaining 50% of sales, customers pay for the products under installment or conditional sales contracts. In these sales, a customer contracts to pay the retail sales price, plus a finance charge, in equal installments over a predetermined period of time. A security interest or chattel mortgage collateralizes the purchased goods. We currently assign all of these contracts to unaffiliated local and national financial institutions, in return for the cash sales price of the products involved, upon execution of a certificate of completion by a customer after completion of installation.

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

EMPLOYEES

     As of December 31, 2001 we had in excess of 900 full-time employees. With the exception of employees of Thermal Line Windows, none of our employees are subject to a collective bargaining agreement. The employees at

Thermal Line are members of the United Steel Workers of America. The three-year contract with the employees of Thermal Line Windows expired on February 1, 2001. A new three-year contract has been agreed upon and approved with a term ending February 1, 2004. We have never experienced a work stoppage, and we consider our relations with our employees to be satisfactory.

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

                           FORWARD-LOOKING STATEMENTS

     Some of the statements under "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve risks and uncertainties about ThermoView and its business, including, among other things:

     - the successful implementation of our business plan and growth including access to adequate capital;

     -    our ability to successfully integrate our past acquisitions; and

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

FUTURE DILUTION MAY OCCUR FROM EXERCISE OF OPTIONS AND WARRANTS

     Future dilution may occur from option and warrant exercises. Currently, we have options and warrants to purchase in the aggregate 6,865,221 hares of our common stock. Many of these options and warrants contain an exercise price below the current market price for the common stock. Additionally, many of these options and warrants contain registration rights.

RISKS RELATED TO OUR OPERATIONS

WE HAVE A HISTORY OF OPERATING LOSSES

     We have incurred a net loss attributable to common stockholders before extraordinary items for each year we have had consolidated operations. If we cannot increase our revenues and control our costs, we may not achieve profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future due to decreased demand for our products, increases in expenses or unprofitable acquisitions. Our continuing losses and failure to become profitable could result in the bankruptcy of ThermoView and the complete loss in the value of our common stock.

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

     In January 2001, we defaulted under our term loan with PNC Bank. GE Capital Equity Investments, Inc. (GE Equity) and an investor group consisting principally of ThermoView directors and officers waived payment and other defaults upon purchase of the term loan from PNC Bank. Consequently, GE Equity and the investor group under the restructured term loan could, among other items, accelerate all amounts owed to them and increase the interest rate on the borrowings, if we default under our debt documents. In the event of acceleration of our debt, ThermoView would be unable to pay the amounts due which could result in the bankruptcy of ThermoView as an enterprise. Under our debt, an event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to our lenders.

OUR OPERATIONS AND FUTURE DIRECTION WILL SUFFER FROM THE LOSS OF OUR KEY
EXECUTIVE

     If we were to lose the service of Charles L. Smith without an adequate replacement, we will suffer from a lack of leadership in our future financial planning and operations management. The departure or death of Mr. Smith, in spite of our key person life insurance on his life, will not replace the lost leadership he provides. This management gap would cause potential revenue reduction and operating cost increases.

ANTI-TAKEOVER PROVISIONS AFFECTING US COULD PREVENT OR DELAY A CHANGE OF CONTROL, DISCOURAGE TAKEOVER BIDS AND CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

     Provisions of our restated certificate of incorporation and bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favorable. Our Board of Directors has the authority to issue up to 5,000,000 shares of our preferred stock and to determine the price and the terms, including preferences and voting rights, of those shares without stockholder approval. To date, we have issued and outstanding 956,900 shares of Series D preferred stock and 336,600 shares of Series E preferred stock. Additionally, we have a classified Board of Directors whereby directors serve staggered three-year terms. Our Certificate of Incorporation requires a supermajority vote of the common stockholders to remove or modify this staggered board. Furthermore, we require advance notice for stockholder proposals and director nominations. These items could:

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

RISKS RELATED TO LITIGATION

     Pending litigation against ThermoView is fully described under Part III of this Form 10-K. Although we continue to believe that these claims are without merit and intend to vigorously defend the suits, an adverse outcome in any of these actions could have a material adverse effect on our financial position, results of operations and cash flow.

     We are subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations and financial condition.

ITEM 2.  PROPERTIES

     The following lists our property locations having in excess of 6,000 square feet. We lease all of our facilities. In many cases, we lease the property, at market rates, from the former owners of the subsidiaries which operate on the property.


                                                                                                 LEASE EXPIRATION
              THERMOVIEW OR                                            PROPERTY DESCRIPTION     DATE (EXCLUSIVE OF
          SUBSIDIARY AS LESSEE                 PROPERTY ADDRESS              AND USE             RENEWAL OPTIONS)
          --------------------                 ----------------              -------             ----------------
RETAIL SUBSIDIARIES:
Leingang Siding and Window, Inc. .....    2601 Twin City Drive       6,000 sq. ft.                December 2006
                                          Mandan, ND 58554           Office / Warehouse
Primax Window Co. ....................    5611 Fern Valley Road      15,000 sq. ft.               Month-to-month
                                          Louisville, KY 40228       Headquarters
Rolox, Inc. ..........................    4002 Main Street           16,000 sq. ft.                 April 2002
                                          Grandview, MO 64030        Headquarters /
                                                                     Warehouse
                                          1440 S. Ridge Road         10,000 sq. ft.                 April 2002
                                          Wichita, KS 67209          Office / Warehouse
Thermo-Tilt Window Company............    2800 Warehouse Road        24,000 sq. ft.               December 2002
                                          Owensboro, KY 42301        Warehouse plus 9,000
                                                                     sq. ft. Office
ThermoView of California..............    8445 Camino Sante Fe       9,000 sq. ft.                 January 2005
                                          San Diego, CA 92121        Headquarters /
                                                                     Office
                                          6627 Valjean Avenue        12,600 sq. ft.                January 2005
                                          Van Nuys, CA 91406         Office / Warehouse
Thomas Construction, Inc. ............    13397 Lake Front Dr.       60,000 sq. ft.               December 2013
                                          Earth City, MO 63045       Office / Warehouse
Thermo-Shield Company, LLC. ..........    661 Glenn Avenue           17,000 sq. ft.                October 2007
                                          Wheeling, IL 60090         Office / Warehouse
MANUFACTURING SUBSIDIARIES:
Thermal Line Windows, Inc. ...........    3601 30th Ave., NW         49,500 sq. ft.               December 2006
                                          Mandan, ND 58554           Headquarters / Office /
                                                                     Manufacturing
Precision Window Mfg., Inc. ..........    1200 Andes Boulevard       66,600 sq. ft.                 June 2002
                                          Creve Coeur, MO 63132      Office / Warehouse

     The leases of our properties provide for monthly rentals ranging from approximately $500 to $37,500. We are presently negotiating a sublease for the space no longer occupied by Precision Window Mfg., Inc. See footnote 5 to our consolidated financial statements for the year ended December 31, 2001, which appears on page 47 of this Form 10-K, for more information regarding our leases.

ITEM 3.  LEGAL PROCEEDINGS

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, a former employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView also exercised an election for the removal of the action to the United States District Court of Colorado in Civil Action No. 00-B-722. In December 2001, the Court dismissed all claims against ThermoView by the grant of summary judgment. In January 2002, ProFutures filed a notice to appeal the Court's grant of summary judgment in the United States Court of Appeals for the Tenth Circuit. The Court of Appeals has yet to rule on this appeal. Although ThermoView continues to believe that the claims are without merit and intends to vigorously defend the suit, we cannot predict the outcome of the matter, however, it could have a material adverse effect on our results of operations and cash flow. No amounts have been provided in the accompanying consolidated financial statements for this matter.

     On August 1, 2001, Scott Ferguson filed a civil action styled SCOTT FERGUSON V. THERMOVIEW INDUSTRIES, INC., ET. AL., Civil Action No. 01-CI-005295 (Jefferson Circuit Court, August 1, 2001) seeking damages resulting from an investment in Series A preferred stock. This suit alleges claims similar to the claims advanced by ProFutures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan, in their action detailed above. By agreement of the parties, the claims will be held in abeyance until final resolution of the ProFutures matter. Our management believes that we have adequate defense to this litigation, and in the event of an adverse outcome to us, we do not believe that the loss would have a material adverse effect on us.

     On November 19, 2001, Nelson E. Clemmens, former director and president of the Company, filed an action titled NELSON E. CLEMMENS V. THERMOVIEW INDUSTRIES, INC., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank, N.A. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guaranty of $1,000,000. The Clemmens suit seeks to determine the respective rights and duties of the parties concerning the loss of collateral. Our management believes that no payment should be made for loss of guarantor collateral and we have filed an answer and counter-claim in defense of our legal position. An unfavorable determination of our position regarding this matter could have a material adverse effect on our cash flow.

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

                                                                                                  PRICE RANGE
                                                                                                  -----------
                                                                                                HIGH         LOW
                                                                                                ----         ---
CALENDAR YEAR 2000
First Quarter...........................................................................     $     5.00  $     2.68
Second Quarter..........................................................................           3.50        1.31
Third Quarter...........................................................................           1.38         .63
Fourth Quarter..........................................................................            .63         .19
CALENDAR YEAR 2001
First Quarter...........................................................................            .90         .31
Second Quarter..........................................................................           1.41         .46
Third Quarter...........................................................................           1.30         .86
Fourth Quarter..........................................................................           1.05         .60

     On March 18, 2002, the last reported sale price of the common stock on the American Stock Exchange was $1.20 per share.

     As of March 1, 2002 there were 241 holders of record of our stock consisting of 234 common stockholders. This number does not include stockholders whose shares are held by brokers and other institutions.

     ThermoView has not declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends on our common stock in the foreseeable future. Our agreements with our lenders prohibit us from paying dividends on our common stock. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including:

     -    our future earnings;

     -    capital requirements;

     -    contractual restrictions;

     -    financial condition; and

     -    future prospects.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected historical statement of operations and balance sheet financial data for ThermoView. On April 15, 1998, ThermoView acquired all of the outstanding stock of Thermo-Tilt Window Company. Prior to that date, ThermoView was a development stage corporation and had no business operations since its incorporation. For accounting and financial statement presentation purposes, Thermo-Tilt is deemed to be the acquirer. The statement of operations data for the period January 1, 1998 through April 15, 1998 and the financial data as of and for the year ended December 31, 1997 reflect only the operations of Thermo-Tilt. During the period April 1998 through July 1999, we acquired 12 retail and manufacturing businesses. These acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations of the acquired businesses are included in the historical financial data since their respective acquisition dates.

     The selected financial data for ThermoView as of December 31, 1997, 1998, 1999, 2000 and 2001 and for each of the five years in the period ended December 31, 2001, have been derived from the audited financial statements of ThermoView.

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

                                                                  YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                              HISTORICAL                            PRO FORMA
                                          ------------------------------------------------------------------------
                                            1997      1998       1999       2000      2001       1998       1999
                                            ----      ----       ----       ----      ----       ----       ----
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
 STATEMENT OF OPERATIONS DATA:
   Revenues.............................  $  5,629   $ 37,376  $108,198  $  98,472   $ 90,327 $ 102,115  $ 110,700
   Cost of revenues earned..............     2,889     16,748    48,727     47,145     42,697    48,092     49,460
                                          --------   --------  --------  ---------   -------- ---------  ---------

   Gross profit.........................     2,740     20,628    59,471     51,327     47,630    54,023     61,240
   Selling, general and administrative
     expenses...........................     3,293     20,233    53,478     52,662     42,809    49,427     55,030
   Stock-based compensation expense.....         1      5,509        71          -          -     5,509         71
   Unusual charges......................         -          -         -     11,150          -         -          -
   Depreciation expense.................        69        297       966      1,204      1,175       667        994
   Amortization expense.................         -        972     3,393      3,356      2,805     2,718      3,444
                                          --------   --------  --------  ---------   -------- ---------  ---------

   Income (loss) from operations........      (623)    (6,383)    1,563    (17,045)       841    (4,298)     1,701
   Interest expense.....................       (90)      (439)   (2,962)    (4,711)    (3,035)   (2,394)    (3,047)
   Other income (expense)...............       (19)        69       112        153         66       465        112
                                          --------   --------  --------  ---------   -------- ---------  ---------

   Loss before income taxes.............      (732)    (6,753)   (1,287)   (21,603)    (2,128)   (6,227)    (1,234)
   Income tax expense (benefit).........      (266)    (1,148)      370      1,672          -      (594)       395
                                          --------   --------  --------  ---------   -------- ---------  ---------

   Loss before extraordinary item.......      (466)    (5,605)   (1,657)   (23,275)    (2,128)   (5,633)    (1,629)
   Extraordinary item-gain on
     forgiveness of debt................         -          -         -          -      7,150         -          -
                                          --------   --------  --------  ---------   -------- ---------  ---------
   Net income (loss)....................      (466)    (5,605)   (1,657)   (23,275)     5,022    (5,633)    (1,629)

   Less amount attributable to sole
     proprietor.........................      (398)         -         -          -          -         -          -
   Less preferred stock dividends:
     Cash ..............................         -       (585)   (2,005)      (101)         -      (785)    (2,005)
     Non-cash...........................         -     (9,540)   (2,492)    (1,813)      (346)   (9,540)    (2,492)
   Plus:
     Benefit of converting Series C to
       warrant..........................         -          -         -      5,809          -         -          -
     Benefit of Series D redemption.....         -          -         -      1,092        397         -          -
                                          --------  ---------  --------  ---------   -------- ---------  ---------

   Net income (loss) attributable to
     common  stockholders...............  $   (864) $ (15,730)$  (6,154) $ (18,288) $   5,073 $ (15,958) $  (6,126)
                                          ========  ========= =========  =========  ========= =========  =========

   Basic and diluted loss per common share
     (see note below):
    Loss attributable to common
      stockholders before extraordinary
      item                                          $   (3.96)$   (1.19) $   (2.28) $    (.25)$   (3.28) $   (1.18)
    Extraordinary item..................                    -         -          -        .86         -          -
                                                    --------- ---------  ---------  --------- ---------  ---------
    Income (loss) attributable to
      common stockholders...............            $   (3.96)$   (1.19) $   (2.28) $     .61 $   (3.28) $   (1.18)
                                                    ========= =========  =========  ========= =========  =========

   Weighted average shares outstanding..            3,975,235 5,164,497  8,038,291  8,328,523 4,858,134  5,192,705
                                                    ========= =========  =========  ========= =========  =========

                                                                                 AS OF DECEMBER 31,
                                                              -------------------------------------------------------
                                                               1997      1998        1999        2000        2001
                                                               ----      ----        ----        ----        ----
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Total assets............................................    $ 1,503  $   54,094  $   93,971 $   71,711  $   71,200
  Long-term debt including current maturities.............        527       9,206      21,759     23,316      17,917
  Total liabilities.......................................      1,326      15,796      37,647     32,767      25,949
  Mandatorily redeemable preferred stock..................          -           -       4,649      6,194       6,943
  Stockholders' equity....................................        177      38,298      51,675     32,750      38,308

----------
Note: We have described the method used to calculate loss per common share in footnote 1 to our consolidated financial statements for the year ended December 31, 2001, which appears on page 42 of this Form 10-K.

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

OVERVIEW

     We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings and kitchen and bathroom remodeling products, as well as residential roofing. We financed a portion of our customers' purchases through Key Home Credit, our consumer finance subsidiary. However, we closed our finance subsidiary in July 2000 since expanding the subsidiary would have required considerable capital.

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

     You should refer to footnote 14 to our financial statements for the year ended December 31, 2001, which appears on page 64 of this Form 10-K for additional financial information about each of our business segments.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     The accounting policies discussed below are considered by management to be critical in understanding the Company's financial statements because their application places the most demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its goodwill and other long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary.

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

OTHER LOSS CONTINGENCIES

     Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provisions. Contingent liabilities are often resolved over long term periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties.

OTHER SIGNIFICANT ACCOUNTING POLICIES

     Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to consolidation policy, trade receivables, inventories and warranties require judgments on complex matters that are often subject to multiple sources of authoritative guidance. Also see Footnote 1 to our consolidated financial statements of this Form 10-K, Organization and Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

HISTORICAL RESULTS OF OPERATIONS

     The following financial information includes Thermo-Tilt plus the results of operations of the companies acquired by us after April 15, 1998 from their respective dates of acquisition.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                        1999             2000             2001
                                                                        ----             ----             ----
                                                                                    (IN THOUSANDS)
Revenues......................................................... $     108,198    $      98,472    $      90,327
Cost of revenues earned..........................................        48,727           47,145           42,697
                                                                  -------------    -------------    -------------

Gross profit.....................................................        59,471           51,327           47,630
Selling, general and administrative expenses.....................        53,478           52,662           42,809
Stock-based compensation expense.................................            71                -                -
Unusual charges..................................................             -           11,150                -
Depreciation expense.............................................           966            1,204            1,175
Amortization expense.............................................         3,393            3,356            2,805
                                                                  -------------    -------------    -------------

Income (loss) from operations....................................         1,563          (17,045)             841
Interest expense.................................................        (2,962)          (4,711)          (3,035)
Interest income..................................................           112              153               66
                                                                  -------------    -------------    -------------

Loss before income taxes.........................................        (1,287)         (21,603)          (2,128)
Income tax expense...............................................           370            1,672                -
                                                                  -------------    -------------    -------------

Loss before extraordinary item...................................        (1,657)         (23,275)          (2,128)
Extraordinary item - gain on forgiveness of debt.................             -                -            7,150
                                                                  -------------    -------------    -------------
Net income (loss)................................................        (1,657)         (23,275)           5,022

Less preferred stock dividends:
   Cash..........................................................        (2,005)            (101)               -
   Non-cash......................................................        (2,492)          (1,813)            (346)
Plus:
   Benefit of converting Series C to warrant.....................             -            5,809                -
   Benefit of Series D redemption................................             -            1,092              397
                                                                  -------------    -------------    -------------

Net income (loss) attributable to common stockholders............ $      (6,154)   $     (18,288)   $       5,073
                                                                  =============    =============    =============

1999 COMPARED TO 2000

     REVENUES. Revenues decreased from $108.2 million in 1999 to $98.5 million in 2000. Revenues decreased $9.7 million or 9.0% due primarily to fluctuations in revenues for certain subsidiaries. Rolox and ThermoView of Missouri collectively reported $2.4 million less revenues in 2000 than in 1999. This reduced revenue was due to the negative effects of their window supplier's quality control and delivery problems. Their window supplier was our manufacturer (Precision) located in St. Louis, Missouri. Precision's inability to produce and deliver windows resulted from its plant relocation in the first quarter of 2000. Revenues from Thermo-Shield decreased $3.3 million due to changing its lead generation strategy and the closing of two of its branch operations that were unprofitable. Additionally, American Home Developers' revenue decreased $2.9 million in 2000 as compared to 1999 as we closed the operation.

     GROSS PROFIT. Gross profit decreased from $59.5 million in 1999 to $51.3 million in 2000. This decline principally results from less revenue at Thermo-Shield and American Home Developers as explained above, and the poor operating performance at Precision, Rolox and ThermoView of Missouri. As a percentage of revenues, gross profit decreased from 55.0% in 1999 to 52.1% in

2000. This decrease results primarily because some costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in 2000 compared to 1999.

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

     INCOME TAX PROVISION. The provision for income taxes in 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to loss before income taxes primarily as a result of state taxes and non-deductible goodwill amortization. At December 31, 1999, we reported $1.7 million of deferred income tax assets. Due to operating losses incurred during 2000, we reported a significant taxable loss for the year ending December 31, 2000. Management concluded that it is more likely than not that our deferred tax assets will not be realized. As a result, the income tax provision for 2000 includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999, and no additional deferred income taxes have been recorded in 2000.

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

2000 COMPARED TO 2001

     REVENUES. Revenues decreased from $98.5 million in 2000 to $90.3 million in 2001. This revenue decrease of $8.2 million is due primarily to fluctuations in revenues of our retail subsidiaries. Revenues from Thermo-Shield decreased $5.7 million due to (a) changing its lead generation strategy, which should improve its long-term performance but has an adverse effect on short-term operating performance and cash flows; and (b) the closing of one of its branch operations that was unprofitable. Thermo-Shield, because of the foregoing, is currently underperforming. We have an investment in this subsidiary approximating $5.6 million at December 31, 2001. Because of cost cutting and other changes, we expect to recover our investment in Thermo-Shield from its future cash flows. Thomas Construction, our St. Louis subsidiary, experienced a weather-related revenue decline of $1.3 million in 2001 compared 2000, and American Home Developers had revenues of $1.4 million in 2000 before it was closed.

     GROSS PROFIT. Gross profit decreased from $51.3 million in 2000 to $47.6 million in 2001 because of a reduction in volume as discussed above. As a percentage of revenues, gross profit was 52.1% in 2000 compared to 52.7% in 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $52.7 million in 2000 to $42.8 million in 2001. Selling, general and administrative expenses as a percentage of revenues decreased from 53.5% in 2000, to 47.4% in 2001. The decrease in selling, general and administrative expenses in 2001 represents a concerted effort by management to reduce corporate and field expenses. We have taken steps to reduce administrative expenses principally by terminating corporate employees and relocating our corporate headquarters to one of our subsidiary locations. We are also taking steps to reduce administrative expenses at all of our subsidiaries by eliminating personnel, merging operations where appropriate, and standardizing procedures.

     UNUSUAL CHARGES. Unusual charges for 2000 amounting to $11.2 million represent primarily goodwill write offs for two of our subsidiaries which were closed, Precision and American Home Developers, plus other asset write offs and expense accruals required by these closures.

     DEPRECIATION EXPENSE. Depreciation expense remained constant in 2000 and 2001 at $1.2 million.

     AMORTIZATION EXPENSE. Amortization expense decreased from $3.4 million in 2000 to $2.8 million in 2001. This decrease results from the elimination of amortization of goodwill upon the closure of American Home Developers and Precision Window Mfg., Inc., in July 2000 and August 2000, respectively.

     INTEREST EXPENSE. Interest expense decreased from $4.7 million in 2000 to $3.0 million in 2001. This decrease results from the reduction of interest related to the elimination of nearly $7.0 million of debt during the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $10 million of our debt, and extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount following the first quarter of 2001.

     INCOME TAX EXPENSE. Because of operating losses incurred during 2000, management concluded that it was more likely than not that ThermoView's deferred tax assets would not be realized and, accordingly, the deferred tax assets at December 31, 2000 were fully offset by a valuation allowance. As a result, income tax expense for 2000 includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999. We have continued in 2001 not to recognize the benefit of our net deferred tax assets.

     EXTRAORDINARY ITEM. The extraordinary item in 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001. The $7.2 million extraordinary gain is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC Bank.

     CASH DIVIDENDS. The cash dividends of $101,000 in 2000 represented dividends on our mandatorily redeemable Series C convertible preferred stock. The Series C preferred stock was converted to warrants in December 2000, and we paid no cash dividends on any preferred stock in 2001.

     NON-CASH DIVIDENDS. Non-cash dividends of $1.7 million for 2000 represent accretion of the discount on the mandatorily redeemable Series C preferred stock related to the value of the detachable stock purchase warrants issued to the Series C preferred stockholders and stock dividends paid to these stockholders. The Series C preferred stock was converted to warrants in December 2000, and there were, therefore, no similar non-cash dividends on this preferred stock in 2001.

     Non-cash dividends for 2000 also include 12% cumulative undeclared dividends on the 300,000 shares of Series D preferred stock that were unpaid at the time of conversion to Series E preferred stock on September 30, 2000 plus undeclared dividends for the fourth quarter on the Series E preferred stock. The total of undeclared dividends for the Series E preferred stock for 2000 was $129,000. The Series D preferred stock accrued 12% dividends during the entire fourth quarter of 2001 and the Series E preferred stock accrued 12% dividends throughout 2001. The total of undeclared dividends for Series D and Series E preferred stock for 2001 was $347,000.

     BENEFIT OF SERIES D STOCK REDEMPTION. In 2000, we redeemed 226,346 shares of Series D preferred stock with a carrying amount of $1,131,300 for $40,000 from the prior owners of an acquired business, as part of a severance settlement. We have reflected the excess of the carrying amount over the consideration given of $1,091,730 as a benefit of Series D redemption. In 2001, we redeemed 99,470 shares of Series D preferred stock with a carrying amount of $497,350 for $100,000 from the prior owners of an acquired business. We have reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for ThermoView as of January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

     The adoption of SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. To complete this assessment, we will compare the fair value to the current carrying value of goodwill. Fair values will be derived using cash flow analysis. Any impairment charge resulting from this initial assessment will be recorded as a cumulative effect of an accounting change. We estimate the cumulative effect of adopting this standard will result in a non-cash charge in the first quarter of 2002 of at least $30 million on a pretax basis. We expect that the adoption of this new standard will also benefit earnings beginning in 2002 by approximately $2.7 million in reduced amortization of goodwill. Prior to the adoption of this standard, the Company evaluated its goodwill for impairment based upon anticipated future undiscounted cash flows.

     In August 2001, FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management is currently evaluating the provisions of SFAS No. 144, but does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS


                                                       LESS THAN                             4 - 5          AFTER
    CONTRACTUAL OBLIGATIONS            TOTAL             1 YEAR          1 - 3 YEARS         YEARS         5 YEARS
    -----------------------      -----------------  ---------------   -----------------  -------------   ------------
Long Term Debt                   $      17,775,183  $       201,284   $      17,548,825  $      25,074   $          -
Capital Lease
  Obligations                              142,195           84,127              58,068              -              -
Operating Leases                         6,108,143        1,911,449           3,084,750        964,198        147,746
Mandatorily Redeemable
    Preferred Stock                      6,942,893                -           6,942,893              -              -
                                 -----------------  ---------------   -----------------  -------------   ------------
Total Contractual Cash
  Obligations                    $      30,968,414  $     2,196,860   $      27,634,536  $     989,272   $    147,746
                                 =================  ===============   =================  =============   ============

JOINT VENTURE

     In October 2001, the Company and Royal Group Technologies Limited formed a joint venture, which purchased certain assets consisting primarily of manufacturing equipment of Complast, Inc. for $1,100,000. Complast was a supplier of extruded components for the manufacture of window systems, originally located in Minneapolis, Minnesota. Upon acquisition, the joint venture was located in Winnipeg, Manitoba, Canada, in one of Royal Group's manufacturing plants.

     Under the terms of the agreement, ThermoView owns 40 percent of the joint venture and Royal Group owns 60 percent. The Company's interest in this joint venture will be accounted for using the equity method. The joint venture will produce and sell extrusions consisting of composites of acrylonitrile butadiene styrene (ABS) and other materials. Additionally, ThermoView agreed to purchase extrusions from the joint venture or an affiliate of the Royal Group for seven years, subject to meeting demand, being price competitive and meeting industry quality standards.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had cash and cash equivalents of $2.4 million, working capital of $2.0 million, $17.6 million of long-term debt, net of current maturities, and $6.9 million of mandatorily redeemable preferred stock. Our operating activities for 2001 provided $3.1 million of cash. As of December 31, 2000, we had cash and cash equivalents of $392,000, a working capital deficiency of $1.4 million, $22.9 million of long-term debt, net of current maturities, $822,000 of non current amounts due to sellers of acquired businesses and other long-term liabilities, and $6.2 million of mandatorily redeemable preferred stock. Our operating activities for 2000 used $810,000 of cash.

     Investing activities included investments in property and equipment of $510,000 in 2001 and cash of $174,000 was provided by the sale of finance receivables and by other investing activities in 2001. Additional purchase price related to acquisitions accounted for the use of $1.0 million of cash in 2000. Investing in property and equipment amounted to $878,000 in 2000. Cash was provided by finance receivables of $477,000 and by other of $73,000.

     Financing activities used $814,000 of cash in 2001. The financing activities primarily relate to the debt restructuring that occurred in March 2001 and redemption of $100,000 of Series D preferred stock. We used cash for financing activities in 2000 to make long-term debt payments of $687,000 and to pay preferred stock dividends of $101,000.

     Under our financing arrangements (including those arrangements in place after debt restructuring discussed below), substantially all of our assets are pledged as collateral. We are required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restrictions as to additional financings, the payment of dividends and the incurrence of additional indebtedness. In connection with waiving defaults at June 30, 2000, PNC required us to repay $5 million of our $15 million credit facility with them by December 27, 2000. We were unable to make the required December 27, 2000 payment, violated various other covenants, and were declared in default by PNC Bank in early January 2001. The declaration of default by PNC Bank also served as a condition of default under the senior subordinated promissory note to GE Equity. GE Equity and a group of our officers and directors purchased the PNC note in March 2001, and all defaults relating to the GE Equity note and the purchased PNC Bank note were waived.

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders.

     The steps that management has taken to increase cash flows and achieve better operating results during 2001 and in future periods are as follows:

     - The merger, expansion and plant relocation of two of our acquired manufacturers (Precision Window Mfg., Inc. and TD Windows, Inc.) during late 1999 and early 2000 was unsuccessful, resulting in closure of these businesses in 2000, which eliminated the losses and cash needs of these under performing operations. In addition, our retail operations that relied on window supplies from these manufacturers had improved results when they shifted to unrelated window suppliers and again received high-quality windows on a timely basis.

     - American Home Developers, one of our southern California retail acquisitions, incurred losses and had negative cash flow in the first half of 2000. Since this subsidiary sold to a different customer base and the development of its product mix was moving contrary to the diversified home improvement product mix of our other southern California locations, management concluded in June 2000 that closing this unprofitable operation and abandoning its underlying business was a better alternative than trying to merge the subsidiary with our other businesses.

     - We closed Key Home Credit, our finance subsidiary, in July 2000 since expanding the subsidiary would have required considerable capital. We decided that we could more effectively employ capital to expand our retail business.

     - We have taken steps to reduce administrative expenditures principally by terminating corporate employees and relocating our corporate headquarters to one of our subsidiary locations.

     - We are also taking steps to reduce administrative expenditures at all of our subsidiaries by eliminating personnel, merging operations where appropriate, and standardizing procedures.

     - We restructured our debt to eliminate the need for any significant debt payments until 2004. In connection with the restructuring, some 2001 interest was forgiven and some was added to principal so that we had to pay cash interest of about $500,000 in 2001 compared to cash interest of about $2.9 million in 2000.

     - We restructured our mandatorily redeemable preferred stock to eliminate the payment of all cash dividends until 2003 and to defer any redemption until 2004.

     See Notes 7, 8 and 12 of our consolidated financial statements included elsewhere in this Form 10-K for more information regarding the above noted closings of operations, our debt and mandatorily redeemable preferred stock, and the restructuring of our debt and mandatorily redeemable preferred stock which occurred in March 2001.

     Considering the impact of all of the above steps taken by management, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

     -    debt service requirements;

     -    working capital requirements; and

     -    planned property and equipment capital expenditures.

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

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $500,000 to $900,000 annually.

PENDING LITIGATION

     ThermoView does not anticipate any significant adverse effect on our results of operations or cash flows through December 2002 because of the pending litigation described in Item 3, Legal Proceedings. Although ThermoView believes the claims in this litigation are without merit and intends to vigorously defend the suits, an adverse outcome, thereafter, in these actions, other than the Ferguson litigation, could have a material adverse effect on our results of operations and cash flow.

INFLATION

     Due to relatively low levels of inflation experienced during the years ended December 31, 1999, 2000, and 2001, inflation did not cause a significant increase in our costs.

SEASONALITY

     Historically, our results of operations have fluctuated on a seasonal basis. We have experienced lower levels of sales and profitability during the period from mid-November to mid-March, impacting the first and fourth quarters of each year. Inclement weather conditions in the winter and spring months in our markets located in the north central United States, which limit our ability to install exterior home improvement products, reduces demand for windows, doors, vinyl siding and related products. Our intention is to expand our southern California markets and to enter other markets in the southern United States to reduce the impact of seasonality, if we have the available capital.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

THERMOVIEW INDUSTRIES, INC.
     Reports of Independent Auditors.............................................33

     Consolidated Balance Sheets as of
         December 31, 2000 and 2001..............................................35

     Consolidated Statements of Operations
         for the years ended December 31, 1999, 2000 and 2001....................36

     Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1999, 2000 and 2001....................37

     Consolidated Statements of Cash Flows
         for the years ended December 31, 1999, 2000 and 2001....................39

     Notes to Consolidated Financial Statements..................................40

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ThermoView Industries, Inc.

     We have audited the consolidated balance sheet of ThermoView Industries, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the information for each of the two years in the period ended December 31, 2000 included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and information included in the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and information included in the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoView Industries, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information for each of the two years in the period ended December 31, 2000 included in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ Ernst & Young LLP

Louisville, Kentucky
March 23, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of ThermoView Industries, Inc.:

     We have audited the accompanying consolidated balance sheet of ThermoView Industries, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoView Industries, Inc., and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts for the period ended December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ ARTHUR ANDERSEN LLP
                                              -----------------------

Louisville, Kentucky
February 22, 2002

                           THERMOVIEW INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31
                                                                                                 -----------
                                                                                            2000            2001
                                                                                            ----            ----
ASSETS
Current assets:
   Cash and equivalents............................................................... $      392,326  $    2,387,583
   Receivables:
    Trade, net of allowance for doubtful accounts of $881,000 in 2000 and $413,000 in
      2001............................................................................      3,463,338       3,618,474
    Other.............................................................................        602,630         275,400
   Costs in excess of billings on uncompleted contracts...............................      1,066,583         973,628
   Inventories........................................................................      1,731,806       1,749,917
   Prepaid expenses and other current assets..........................................        391,411         907,881
                                                                                       --------------  --------------
Total current assets..................................................................      7,648,094       9,912,883
Property and equipment, net...........................................................      2,923,778       2,665,382
Other assets:
   Goodwill, net of accumulated amortization of $5,661,364 in 2000 and $8,311,407 in
      2001............................................................................     60,562,416      58,358,742
   Other assets.......................................................................        576,519         263,138
                                                                                       --------------  --------------
                                                                                           61,138,935      58,621,880
                                                                                       --------------  --------------
Total assets.......................................................................... $   71,710,807  $   71,200,145
                                                                                       ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................... $    4,401,992  $    3,928,781
   Accrued expenses...................................................................      3,266,230       2,617,533
   Billings in excess of costs on uncompleted contracts...............................        961,998       1,064,153
   Income taxes payable...............................................................              -          52,450
   Current portion of long-term debt..................................................        368,678         285,411
                                                                                       --------------  --------------
Total current liabilities.............................................................      8,998,898       7,948,328
Long-term debt........................................................................     22,946,889      17,631,967
Due to sellers of acquired businesses.................................................        450,000               -
Other long-term liabilities...........................................................        371,538         368,918
Commitments and contingencies .......................................................
Mandatorily redeemable preferred stock:
   Series C, $.001 par value, 25,000 shares authorized; none issued..................               -               -
   Series D, $.001 par value (aggregate redemption amount and liquidation  preference of $4,929,216); 1,500,000 shares authorized; 912,970 shares issued and
    outstanding in 2000; 956,900 shares issued and outstanding in 2001...............       4,564,850       4,929,216
   Series E, $.001 par value (aggregate redemption amount and liquidation preference of $2,013,677); 500,000 shares authorized; 300,000 shares issued and outstanding
    in 2000; 336,600 shares issued and outstanding in 2001...........................       1,628,713       2,013,677
Stockholders' equity:
   Preferred stock, 2,975,000 shares authorized:
    Series A, $.001 par value; none issued............................................              -               -
    Series B, $.001 par value; none issued............................................              -               -
   Common stock, $.001 par value; 25,000,000 shares authorized; 7,726,461 shares
    issued and outstanding in 2000; 7,861,702 shares issued and outstanding in 2001...          7,726           7,861
   Paid-in capital....................................................................     64,143,792      64,679,509
   Accumulated deficit................................................................    (31,401,599)    (26,379,331)
                                                                                       --------------  --------------
Total stockholders' equity............................................................     32,749,919      38,308,039
                                                                                       --------------  --------------
Total liabilities and stockholders' equity............................................ $   71,710,807  $   71,200,145
                                                                                       ==============  ==============

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31
                                                                                 ----------------------
                                                                      1999              2000             2001
                                                                      ----              ----             ----
Revenues....................................................... $   108,198,535   $    98,471,929  $    90,327,342
Cost of revenues earned........................................      48,727,358        47,145,198       42,696,715
                                                                ---------------   ---------------- ---------------

Gross profit...................................................      59,471,177        51,326,731       47,630,627
Selling, general and administrative expenses...................      53,477,839        52,661,631       42,809,034
Stock-based compensation expense...............................          71,400                 -                -
Unusual charges................................................               -        11,150,000                -
Depreciation expense...........................................         965,916         1,204,126        1,175,641
Amortization expense...........................................       3,393,330         3,356,328        2,805,145
                                                                ---------------   ---------------  ---------------

Income (loss) from operations..................................       1,562,692       (17,045,354)         840,807
Interest expense...............................................      (2,962,260)       (4,711,049)      (3,035,060)
Interest income................................................         112,866           153,099           66,412
                                                                ---------------   ---------------  ---------------

Loss before income taxes.......................................      (1,286,702)      (21,603,304)      (2,127,841)
Income tax expense.............................................         370,000         1,672,000                -
                                                                ---------------   ---------------  ---------------

Loss before extraordinary item.................................      (1,656,702)      (23,275,304)      (2,127,841)
Extraordinary item--gain on forgiveness of debt.................              -                 -        7,150,109
                                                                ---------------   ---------------  ---------------

Net income (loss)..............................................      (1,656,702)      (23,275,304)       5,022,268

Less preferred stock dividends:
   Cash........................................................      (2,005,549)         (100,800)               -
   Non-cash....................................................      (2,491,640)       (1,812,547)        (346,680)
Plus:
   Benefit of converting Series C to warrant...................               -         5,809,000                -
   Benefit of Series D redemption..............................               -         1,091,730          397,350
                                                                ---------------   ---------------  ---------------
                                                                     (4,497,189)        4,987,383           50,670
                                                                ---------------   ---------------  ---------------

Net income (loss) attributable to common stockholders.......... $    (6,153,891)  $   (18,287,921) $     5,072,938
                                                                ===============   ===============  ===============

Basic and diluted income (loss) per common share:
   Loss attributable to common stockholders before
      extraordinary item....................................... $         (1.19)  $         (2.28) $          (.25)
   Extraordinary item..........................................               -                 -              .86
                                                                ---------------   ---------------  ---------------
   Net income (loss) attributable to common stockholders....... $         (1.19)  $         (2.28) $           .61
                                                                ===============   ===============  ===============

Weighted average shares outstanding............................       5,164,497         8,038,291        8,328,523
                                                                ===============   ===============  ===============

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                              PREFERRED STOCK
                                                SERIES A - E           COMMON STOCK
                                                ------------           ------------
                                                                                            PAID-IN    ACCUMULATED
                                           SHARES       PAR VALUE    SHARES     PAR VALUE   CAPITAL      DEFICIT        TOTAL
                                           ------       ---------    ------     ---------   -------      -------        -----
Balances at December 31, 1998.......      2,980,000    $   2,980   4,490,288  $   4,490   $44,759,981  $ (6,469,593) $ 38,297,858

Common stock issued for cash........              -            -   1,258,334      1,258     3,248,591             -     3,249,849

Common stock issued for
 acquisitions.......................              -            -     494,511        495     6,244,047             -     6,244,542

Common stock issued as
 preferred stock dividend...........              -            -      19,792         20        84,460             -        84,480

Series B Preferred stock
 issued for acquisition.............        400,000          400           -          -     1,999,600             -     2,000,000

Series C preferred stock
 dividends paid in common stock.....              -            -           -          -       (84,480)            -       (84,480)

Conversion of Series A and B
 preferred stock into common stock...    (3,380,000)      (3,380)  1,126,667      1,127         2,253             -             -
Value of warrants to purchase
 common stock issued to the
 underwriters in connection
 with the public offering............             -            -           -          -       257,000             -       257,000
Value of  warrant  to  purchase
 common  stock  related  to the
 12% senior subordinated note........             -            -           -          -     4,460,548             -     4,460,548
Value of  warrants  to  purchase
  common  stock  related  to the
  Series C preferred stock...........             -            -           -          -     1,963,670             -     1,963,670
Portion  of  proceeds   from
  issuance   of  Series  C
  preferred   stock  attributable
to beneficial conversion feature
 at date of issue....................             -            -           -          -     1,200,000             -     1,200,000
Additional dividend on Series C
 preferred stock:

  Attributable to beneficial
  conversion feature at date
  of issue...........................             -            -           -          -    (1,200,000)            -    (1,200,000)

  Amortization of discount related
  to common stock purchase warrants..             -            -           -          -    (1,207,160)            -    (1,207,160)

Preferred stock dividend payments....             -            -           -          -    (2,005,549)            -    (2,005,549)

Stock-based compensation expense.....             -            -           -          -        71,400             -        71,400

Net loss.............................             -            -           -          -             -    (1,656,702)   (1,656,702)
                                         ----------   ----------  ----------  ---------   -----------  ------------- ------------

Balances at December 31, 1999........             -    $       -   7,389,592  $   7,390   $59,794,361  $ (8,126,295)  $51,675,456

                                              PREFERRED STOCK
                                                SERIES A - E           COMMON STOCK
                                                ------------           ------------
                                                                                            PAID-IN    ACCUMULATED
                                           SHARES       PAR VALUE    SHARES     PAR VALUE   CAPITAL      DEFICIT        TOTAL
                                           ------       ---------    ------     ---------   -------      -------        -----
Common stock issued for acquisition..             -    $       -      18,000  $      18   $    43,866  $          -  $     43,884

Common stock issued for license
 agreement...........................             -            -      12,500         12        49,988             -        50,000

Common stock issued for services.....             -            -      45,000         45        36,540             -        36,585

Common stock issued to settle Series
 C preferred stock dividend..........             -            -     337,632        337       332,047             -       332,384

Common stock retired related to
 purchase price reduction for
 acquisition ........................             -            -     (76,263)       (76)   (1,298,393)            -    (1,298,469)

Series C preferred stock dividends
 settled in common stock.............             -            -           -          -      (332,384)            -      (332,384)

Accrued dividends on Series E
 preferred stock.....................             -            -           -          -      (128,713)            -      (128,713)

Preferred stock dividend payments....             -            -           -          -      (100,800)            -      (100,800)
Amortization of discount related to
 common stock purchase  warrants
 issued in connection with Series
 C preferred stock...................             -            -           -          -    (1,351,450)            -    (1,351,450)
Series D preferred stock issued
 in lieu of cash for  acquisition
  earn-out provisions................     1,439,316        1,439           -          -     7,195,141             -     7,196,580
Conversion of Series D preferred
 stock to mandatorily  redeemable
 Series D and E preferred stock......    (1,439,316)      (1,439)          -          -    (7,195,141)            -    (7,196,580)
Benefit of converting  Series C
 preferred  stock to common stock
 purchase warrant.....................            -            -           -          -     5,809,000             -     5,809,000
Difference in value of common stock
 purchase warrants  exchanged in
 Series  C conversion ................            -            -           -          -       191,000             -       191,000

Benefit of Series D preferred stock
 redemption..........................             -            -           -          -     1,091,730             -     1,091,730

Value of warrants to purchase common
 stock issued for services............            -            -           -          -         7,000                       7,000

Net loss.............................             -            -           -          -             -   (23,275,304)  (23,275,304)
                                         ----------    ---------   ---------  ---------   -----------  ------------  ------------

Balances at December 31, 2000.........            -            -   7,726,461      7,726    64,143,792   (31,401,599)   32,749,919

Accrued dividends on Series D and E
 preferred stock.....................             -            -           -          -      (346,680)            -      (346,680)

Common stock issued for acquisition..             -            -      18,000         18        10,782             -        10,800

Benefit of Series D preferred stock
 redemption..........................             -            -           -          -       397,350             -       397,350

Value of warrants issued in
 connection with debt restructuring..             -            -           -          -       474,382             -       474,382
Cashless  exercise of 150,000
 shares of common stock as partial
 exercise of 1,100,000 shares under
 stock purchase warrant..............             -            -     117,241        117          (117)            -             -

Net income...........................             -            -           -          -             -     5,022,268     5,022,268
                                         ----------    ---------  ----------  ---------   -----------  ------------  ------------

Balances at December 31, 2001.........            -    $       -   7,861,702  $   7,861   $64,679,509  $(26,379,331)  $38,308,039
                                         ==========    =========   =========  =========   ===========  ============  ============

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31
                                                                           ---------------------------------------------
                                                                                1999           2000            2001
                                                                                ----           ----            ----
OPERATING ACTIVITIES
Net income (loss).........................................................  $  (1,656,702) $ (23,275,304) $    5,022,268
Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operations:
  Depreciation and amortization...........................................      4,359,246      4,560,454       3,980,786
  Deferred income taxes...................................................         60,000      1,728,000               -
  Stock-based compensation................................................         71,400              -               -
  Extraordinary item - gain on forgiveness of debt........................              -              -      (7,150,109)
  Unusual charges.........................................................              -     11,150,000               -
  Accretion of discount related to senior subordinated debt...............        799,998      1,599,996         993,027
  Provision for doubtful accounts.........................................        260,000        800,000          56,000
  Writedown of finance receivables to net realizable value................        359,000        380,000               -
  Interest forgiven.......................................................              -              -         360,000
  Interest added to principal.............................................              -              -       1,184,153
  Other...................................................................         54,396        371,482               -
  Changes in operating assets and liabilities:
      Trade receivables...................................................       (730,571)       824,061        (227,778)
      Other receivables...................................................        563,385       (209,594)        327,230
      Costs in excess of billings on uncompleted contracts................        (19,071)       207,490          92,955
      Inventories.........................................................       (372,686)       178,837         (18,111)
      Prepaid expenses and other current assets...........................         48,301         45,152        (516,470)
      Accounts payable....................................................        106,007        957,590        (473,211)
      Accrued expenses....................................................       (840,707)       (42,694)       (640,312)
      Billings in excess of costs on uncompleted contracts................         42,814         31,266         102,155
      Income taxes payable................................................       (159,150)      (116,784)         52,450
                                                                           --------------  -------------  --------------
Net cash provided by (used in) operating activities.......................      2,945,660       (810,048)      3,145,033

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired..........................    (22,310,424)    (1,012,621)              -
Payments for purchase of property and equipment...........................       (873,313)      (878,405)       (510,057)
Finance receivables originated............................................     (5,529,770)      (729,412)              -
Finance receivables collected.............................................        355,327        275,031               -
Finance receivables sold..................................................      4,346,279        931,347          92,355
Other.....................................................................        313,960         72,809          82,021
                                                                           --------------  -------------  --------------
Net cash used in investing activities.....................................    (23,697,941)    (1,341,251)       (335,681)

FINANCING ACTIVITIES
Increase in long-term debt................................................     20,838,774              -       7,291,618
Payments of long-term debt................................................     (8,569,923)      (687,296)     (8,175,474)
Proceeds from issuance of mandatorily redeemable preferred stock..........      3,441,390              -               -
Redemption of Series D preferred stock....................................              -              -        (100,000)
Proceeds from  issuance of detachable stock purchase warrants, net of fees, related to:
   Senior subordinated debt...............................................      4,460,548              -         392,382
   Mandatorily redeemable preferred stock.................................      1,963,670              -               -
Financing costs..........................................................        (854,554)             -        (222,621)
Preferred stock dividend payments.........................................     (2,005,549)      (100,800)              -
Proceeds from issuance of common stock, net of expenses...................      3,506,849              -               -
                                                                           --------------  -------------  --------------
Net cash provided by (used in) financing activities.......................     22,781,205       (788,096)       (814,095)
                                                                           --------------  -------------  --------------
Net increase (decrease) in cash and equivalents...........................      2,028,924     (2,939,395)      1,995,257
Cash and equivalents at beginning of year.................................      1,302,797      3,331,721         392,326
                                                                           --------------  -------------  --------------
Cash and equivalents at end of year....................................... $    3,331,721  $     392,326  $    2,387,583
                                                                           ============== ==============  ==============

                             See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ThermoView Industries, Inc. ("the Company") is a Delaware corporation, and was traded on the OTC Bulletin Board pursuant to Rule 15c2-11(a)(5) under the Securities Exchange Act of 1934, as amended, from April 16, 1998 until December 2, 1999, when it began trading on the American Stock Exchange.

     The Company designs, manufactures, sells and installs custom vinyl replacement windows for residential and retail commercial customers. The Company also sells and installs replacement doors, textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings, and bathroom and kitchen remodeling products, as well as residential roofing.

     The Company had facilities in 13 states, primarily in the Midwest and southern California. As of December 31, 2001, 19 of the Company's 900 total employees were covered by collective bargaining agreements. These agreements in place as of February 1, 2001 are set to expire February 1, 2004.

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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

     Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net identifiable tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over 25 years. See the discussion, New Accounting Pronouncements, at the end of this footnote.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its goodwill and other long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary. See the discussion, New Accounting Pronouncements, at the end of this footnote.

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

SHIPPING AND HANDLING FEES AND COSTS

     Consistent with Emerging Issues Task Force Issue No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" (EITF 00-10), the Company classifies shipping and handling amounts billed to customers as revenues.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and handling costs are included as a component of cost of revenues earned. Shipping and handling amounts billed to customers were $195,859 in 1999, $209,728 in 2000 and $230,709 in 2001.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expense was $4,271,594 in 1999, $3,439,758 in 2000, and $3,764,840 in 2001. Such expenses are included within selling, general and administrative expenses in the accompanying statement of operations.

INCOME TAXES

     Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions.

LOSS PER COMMON SHARE

     The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 1999, 2000, and 2001, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration of $.03 per share (see Note 7). Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses in 1999 and 2000, and a loss attributable to common stockholders before extraordinary item in 2001, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

     A reconciliation of income (loss) before extraordinary item attributable to common stockholders, extraordinary item, and net income (loss) attributable to common stockholders used in computing the per share amounts are as follows:

                                               1999              2000              2001
                                               ----              ----              ----
Loss before extraordinary item            $ (1,656,702)    $ (23,275,304)    $ (2,127,841)
Preferred stock dividends, net of
benefit of conversions and redemption       (4,497,189)        4,987,383           50,670
Loss attributable to common stockholders
before extra-ordinary item                  (6,153,891)      (18,287,921)      (2,077,171)
Extraordinary item                                   -                 -        7,150,109
Net income (loss) attributable to common
stockholders                              $ (6,153,891)    $ (18,287,921)     $ 5,072,938

STOCK OPTIONS

     These financial statements include the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." With respect to accounting for stock options, as permitted under SFAS No. 123, the Company has retained the intrinsic value

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations.

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

RECLASSIFICATIONS OF 1999 AND 2000 FINANCIAL STATEMENTS

     Certain reclassifications have been made to the December 31, 1999 and 2000 financial statements to conform with December 31, 2001 classifications. These reclassifications have no material effect on previously reported operating results and stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 142 is effective for the Company as of January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

     The adoption of SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. To complete this assessment, the Company will compare the fair value to the current carrying value of goodwill. Fair values will be derived using cash flow analysis. Any impairment charge resulting from this initial assessment will be recorded as a cumulative effect of an accounting change. The Company estimates the cumulative effect of adopting this standard will result in a non-cash charge in the first quarter of 2002 of at least $30,000,000 on a pretax basis. The adoption of this new standard will also benefit earnings beginning in 2002 by approximately $2,700,000 in reduced amortization of goodwill.

     In August 2001, FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management is currently evaluating the provisions of SFAS No. 144, but does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

     See the discussion, Accounting for Impairment of Long-Lived Assets, above.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

2.  BUSINESS COMBINATIONS

     During 1998 and 1999, the Company acquired twelve companies. Information about these transactions is summarized as follows which includes additional consideration and purchase price adjustments through December 31, 2001:


                                                               COST OF ACQUIRED COMPANY
                                 ----------------------------------------------------------------------------------
                                       CASH                     SHARES
       ACQUIRED COMPANY/              AND DUE           -------------------------
      DATE OF ACQUISITION           TO SELLERS          COMMON         PREFERRED         VALUE          TOTAL COST
      -------------------           ----------          ------         ---------         -----          ----------
American Home Developers Co.,
   Inc. (a)
04/25/98                         $      1,201,861        259,058               -    $  6,379,044     $   7,580,905
Primax Window Co. (b)
04/30/98                                1,584,080        216,725         180,000       5,011,938         6,596,018
The Rolox Companies (c)
04/30/98                                3,819,812        374,058               -       8,705,826        12,525,638
TD Windows, Inc. (d)
05/15/98                                  311,031              -               -               -           311,031
American Home Remodeling (e)
07/10/98                                3,192,824        122,415               -       3,044,165         6,236,989
Five Star Builders, Inc. (f)
07/12/98                                1,551,245        116,667         223,000       3,773,600         5,324,845
NuView Industries, Inc. (g)
07/21/98                                1,215,484            725               -          15,653         1,231,137
Leingang Siding and Window,
   Inc. (h)
08/14/98                                2,923,389         29,255               -         451,949         3,375,338
Thermal Line Windows, LLP (i)
08/14/98                                4,693,120        203,682          97,000       1,742,069         6,435,189
Thomas Construction, Inc. (j)
01/04/99                               12,051,874        233,808       1,097,000       9,285,000        21,336,874
Precision Window Mfg., Inc. (k)
01/05/99                                3,074,862         37,351               -         540,000         3,614,862
The Thermo-Shield Companies (l)
03/01/99                                4,596,898        108,743               -       1,851,483         6,448,381
                                 ----------------      ---------       ---------    ------------  ----------------
                                 $     40,216,480      1,702,487       1,597,000    $ 40,800,727     $  81,017,207
                                 ================      =========       =========    ============  ================

(a)  American Home Developers Co., Inc., was closed in July 2000 as discussed in
     Note 12.

(b) Sellers of this business earned additional consideration in 1999 of $450,000 cash and 18,000 common shares valued at $270,000. Additional consideration in 2000 was earned of $450,000 and 18,000 common shares valued at $43,884. The $450,000 was recorded as a long-term liability due to sellers at December 31, 2000, since it was satisfied in 2001 by issuing 53,400 shares of Series D preferred stock and 36,600 shares of Series E

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

2.   BUSINESS COMBINATIONS (CONTINUED)

     preferred stock. Additional consideration in 2001 was earned of $450,000 and 18,000 common shares valued at $10,800. The $450,000 was satisfied in 2001 by issuing 90,000 shares of Series D preferred stock.

(c) During 1998 and 1999, additional consideration of $150,000 and $1,050,000, respectively, was paid in cash.

(d) TD Windows, Inc., ceased operations as a separate subsidiary in December 1999. The business of TD Windows, Inc. was continued at Precision Window Mfg., Inc., until Precision was closed in August 2000 as discussed in Note 12.

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

(j) Stock issued in connection with the acquisition of Thomas Construction, Inc., included 400,000 shares of Series B preferred stock valued at $2,000,000. These shares were converted into 133,334 shares of common stock following the closing of the public offering discussed in Note 10. At December 31, 1999, $1,000,000 was recorded as a current liability due to the seller of this business as additional consideration. This was paid in 2000. Also in 1999, additional purchase price was recorded as a long-term liability due to sellers for $5,485,000 related to this acquisition. This obligation was converted into 797,000 shares of Series D preferred stock and 300,000 shares of Series E preferred stock in 2000.

(k) Precision Window Mfg., Inc., was closed in August 2000 as discussed in Note 12.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

2.   BUSINESS COMBINATIONS (CONTINUED)

(l) During 2000, the seller of this business returned 76,263 shares of common stock to ThermoView as an adjustment to the purchase price. The 76,263 shares were originally valued at $1,298,469, and this amount has now been reversed from goodwill and stockholders' equity.

     The above acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations of the acquired businesses have been included in the consolidated financial statements since the respective acquisition dates. These companies are engaged primarily in the businesses of manufacturing replacement windows or selling and installing them in the residential retail market. The accompanying consolidated balance sheets as of December 31, 2000 and 2001 include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on estimates of fair value with the excess of cost over the fair value of net assets acquired recorded as goodwill.

     The terms of certain of the Company's acquisition agreements provided for additional consideration to be paid if the acquired entities' results of operations exceeded certain targeted levels, generally for a period of three years subsequent to the acquisition dates. Targeted levels were generally set at the annual earnings of the acquired entities before interest and taxes, allowing for the add back of certain salaries and other costs that will not be incurred on a post-acquisition basis. Such additional consideration was paid in cash and with shares of the Company's common stock or preferred stock, and was recorded when earned as additional purchase price. Goodwill was increased for any additional purchase price.

     The following unaudited pro forma consolidated results of operations are presented as if the acquisitions of the twelve purchased companies had occurred on January 1:

                                                          (UNAUDITED)
                                                          Year ended
                                                       December 31, 1999
                                                   --------------------------
Net revenues                                           $     110,700,351
Net loss                                                      (1,628,742)
Net loss applicable to common stockholders                    (6,125,931)
Basic and diluted loss per common share                            (1.18)

     The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense, preferred stock dividends, and certain other adjustments. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred on January 1 or of the future results of the combined operations.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consists of the following:

                                                                              2000                     2001
                                                                     ------------------------ ------------------------
Building improvements                                                $            578,170     $           824,175
Manufacturing equipment                                                           524,843                 887,867
Furniture, fixtures and equipment                                               1,299,605               1,132,688
Computer equipment and software                                                 1,707,162               1,683,870
Autos and trucks                                                                1,105,383               1,233,728
                                                                     ------------------------ ------------------------
                                                                                5,215,163               5,762,328
Less accumulated depreciation                                                  (2,291,385)             (3,096,946)
                                                                     ------------------------ ------------------------
                                                                      $         2,923,778      $        2,665,382
                                                                     ======================== ========================

     During the fiscal year 2000, $344,073 of additions to property and equipment were financed. In 2001, the amount of additions financed was $344,478.

4.   UNCOMPLETED CONTRACTS

     Costs and billings on uncompleted contracts at December 31 are as follows:

                                                   2000                2001
                                            -------------------- -----------------
Costs incurred on uncompleted contracts     $      1,811,655     $      1,585,106
Billings to date                                   1,707,070            1,675,631
                                            -------------------- -----------------
                                            $        104,585     $        (90,525)
                                            ==================== =================

     These amounts are included in the accompanying consolidated balance sheets under the following captions:

                                                                2000               2001
                                                          ----------------- -------------------
Costs in excess of billings on uncompleted contracts        $    1,066,583    $         973,628
Billings in excess of costs on uncompleted contracts              (961,998)          (1,064,153)
                                                          ----------------- -------------------
                                                            $      104,585    $         (90,525)
                                                          ================= ===================

5.   LEASES

     The Company and its subsidiaries are lessees under various operating lease agreements for office space, manufacturing facilities, warehouses, equipment and other properties. The Company in general is responsible for all taxes, insurance and utility expenses associated with these leases. Lease renewal options are present in many of the lease arrangements, and range in renewal periods from one to five years. Future minimum rental commitments at December 31, 2001, are as follows:

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

5.   LEASES (CONTINUED)

                                          RELATED PARTY           OTHER
                         YEAR                LEASES               LEASES              TOTAL
                        ------         -------------------- ------------------- -------------------
                         2002          $        814,052     $      1,097,397    $      1,911,449
                         2003                   664,452            1,099,907           1,764,359
                         2004                   604,452              715,939           1,320,391
                         2005                   304,452              186,067             490,519
                         2006                   304,452              169,227             473,679
                      Thereafter                      -              147,746             147,746
                                       -------------------- ------------------- -------------------
                        Total           $     2,691,860      $     3,416,283    $      6,108,143
                                       ==================== =================== ===================

     Rent expense was $2,122,111, $2,093,953, and $1,717,523 for the years ended December 31, 1999, 2000, and 2001, respectively. Of these amounts, related party rent expense was $1,164,116 in 1999, $1,067,133 in 2000, and $907,620 in 2001.

6.   ACCRUED EXPENSES

     Accrued expenses as of December 31 consist of the following:

                                               2000                2001
                                        ------------------- -------------------
         Payroll and related            $        1,405,469  $        1,381,956
         Warranties                                469,768             495,000
         Professional fees                         231,298             196,000
         Other                                   1,159,695             544,577
                                        ------------------- -------------------
                                        $        3,266,230  $        2,617,533
                                        =================== ===================

7.   LONG-TERM DEBT

     Long-term debt at December 31 consists of the following:

                                                                                      2000                2001
                                                                                ------------------ -------------------
Bank revolving line of credit                                                   $      14,719,991  $                -
Senior subordinated promissory note                                                     7,900,000           4,428,307
Series A, B and C senior debt                                                                   -          10,506,498
Obligations related to guarantors of bank revolving line of credit                              -           2,378,500
Note payable to bank, with an interest rate of 9%, maturing in April 2004,
     with monthly payments of principal and interest totaling $4,424                      157,291             120,572
Note payable to bank, with an interest rate of 7.23%, maturing in March 2002,
     with monthly payments of principal and interest totaling $11,494                     153,869              22,781
Other                                                                                     384,416             460,720
                                                                                ------------------ -------------------
                                                                                       23,315,567          17,917,378
Less current portion                                                                      368,678             285,411
                                                                                ------------------ -------------------
     Long-term portion                                                          $      22,946,889  $       17,631,967
                                                                                ================== ===================

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

7.   LONG-TERM DEBT (CONTINUED)

     The following is a schedule by years of future maturities of long-term debt as of December 31, 2001:

            2002                                        $          285,411
            2003                                                   207,174
            2004                                                17,399,719
            2005                                                    25,074
                                                        ------------------
            Total                                       $       17,917,378
                                                        ==================

     On August 31, 1998, the Company entered into a loan agreement with PNC for a $15,000,000 revolving credit facility. The interest rate was a LIBOR-based variable rate which was 8.69% at December 31, 1999 and 10.73% at December 31, 2000. Interest on the line of credit was payable monthly and principal was payable in full at maturity. On April 14, 2000, the maturity date of the credit facility was extended from January 1, 2001 to May 1, 2001. Four stockholders of the Company (two of whom were also officers and directors of the Company at the time) also agreed to guarantee a total of $3,000,000 of the credit facility for fees equal to an annual rate of 5% of the $3,000,000 from April 2000 through June 2000 and 10% thereafter. These fees totaled $205,992 in 2000.

     On July 8, 1999, the Company entered into a senior subordinated promissory note agreement with GE Capital Equity Investments, Inc. (GE Equity) for $10,000,000. Terms of the agreement require 12% interest, payable quarterly. The agreement provides for redemption in whole or in part at the Company's option at a 103% premium the first year, 102% the second year and 101% the third year. The Company must redeem $10,000,000 (or such lesser amount as then may be outstanding) without premium on the maturity date in July 2002. Upon a change in control of the Company, GE Equity has the option to require the Company to redeem all or a portion of the note with a premium due as set forth above. As discussed below, certain terms of this debt have been modified, including the fourth quarter 2000 and all of 2001 interest due being added to principal, and the maturity dates of the principal extended to March and April, 2004.

     In connection with the loan agreement, GE Equity was issued a warrant with the right to purchase 555,343 shares of common stock at any time at $.03 per share (the number of shares being subject to adjustment in certain circumstances) until July 2007. In May 2000, one of the stipulated circumstances occurred causing adjustment, so GE Equity now has warrants to purchase 561,343 shares of common stock at $.03 per share. The portion of the proceeds from this loan allocable to the detachable stock purchase warrant amounting to $4,800,000 has been accounted for as paid-in capital (less a prorata share of issue costs of $339,452) with the resulting discount, as well as a prorata share of issue costs of $360,303 to be accounted for as additional interest over the term of the loan. GE Equity has certain demand and piggy-back registration rights with respect to common stock underlying the warrant.

     On October 14, 1999, the Company secured a $2,500,000 line of credit from PNC Bank, N.A., with interest at prime plus 1%. In accordance with its terms, the $2,125,000 that had been drawn on the line was repaid from proceeds of the Company's public common stock offering discussed in Note 10. The line was guaranteed by four of the Company's stockholders for fees of $100,000. Three of the four stockholders were at that time also directors of the Company.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

7.   LONG-TERM DEBT (CONTINUED)

     On March 22, 2001, ThermoView substantially restructured its debt. Under the Company's financing arrangements, substantially all of the Company's assets are pledged as collateral. The Company is required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restriction as to the payment of dividends and the incurrence of additional indebtedness. In connection with waiving defaults at June 30, 2000, PNC required the Company to repay $5 million of the credit facility by December 27, 2000. The Company was unable to make the required December 27, 2000 payment, violated various other covenants, and was declared in default by PNC in early January 2001. The declaration of default by PNC also served as a condition of default under the senior subordinated promissory note to GE Equity. The PNC note was purchased by GE Equity and a group of officers and directors of the Company in March 2001, and all defaults relating to the GE Equity note and the purchased PNC note were waived. The PNC debt outstanding as of December 31, 2000 is classified as long-term since the debt was either forgiven or replaced with other long-term debt in March 2001.

     The Company owed PNC $14,719,991 as of December 31, 2000. In January 2001, PNC exercised their right to seize $3,000,000 of collateral provided to them by four guarantors of the PNC debt. This reduced the PNC debt balance to $11,719,991. The remaining balance of $11,719,991 was settled for cash of $5,250,000 and the issuance of a warrant to PNC to purchase 200,000 shares of the Company's common stock at $.28 per share. The warrant is exercisable through March 2011. The forgiveness of debt principal by PNC of approximately $6.5 million and the accrued interest on the debt from January 1, 2001 through March 22, 2001, net of related expenses which includes the fair value of the common stock purchase warrant issued to PNC, has been reported by ThermoView as an extraordinary credit of $6,584,109, in the first quarter of 2001.

     The settlement with PNC was consummated by restatement of the original PNC note dated August 31, 1998 and by issuing (i) a Series A sub-note payable to GE Equity in the amount of $3,000,000; (ii) Series B sub-notes payable to each of the Series B lenders (officers, directors, employees and consultants) in the total amount of $2,250,000; and (iii) a new Series C sub-note payable to GE Equity in the amount of $6,250,000 face amount ($4,750,000 net of debt discount) representing a portion of GE Equity's original subordinated note of $10,000,000. Also, GE Equity agreed to add interest on this $6,250,000 senior debt to principal through December 31, 2001. The GE Equity subordinated debt originally had a face amount of $10,000,000, and at December 31, 2000 had a balance of $7,600,000 net of debt discount ($7,900,000 with deferred interest). Since $6,250,000 of this debt became senior debt, the remaining face amount was $3,750,000 ($2,850,000 net of debt discount). The maturity date of the subordinated debt was changed from July 2002 to April 30, 2004. Also, GE Equity agreed to add interest on the subordinated debt to principal for the fourth quarter of 2000 and all of 2001.

     Collectively, the Series A, B and C sub-notes represent senior debt of the Company. The senior debt bears interest at a rate of 10% per annum, and will mature March 31, 2004. ThermoView also issued to the Series A and B senior lenders warrants to purchase 957,030 shares of its common stock at

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

7.   LONG-TERM DEBT (CONTINUED)

$.28 per share. These warrants are exercisable through March 2011. The fair value of the warrants amounting to $392,382 has been accounted for as debt discount and is being amortized over the term of the debt. These warrants, as well as the warrant issued to PNC, have certain demand and piggy-back registration rights with respect to common stock underlying the warrants.

     Two of the four guarantors received promissory notes for $1,200,000 at 6% interest in full settlement of any potential obligation related to $2,000,000 of funds forfeited to PNC when they exercised their rights under their credit agreement. The $1,200,000 notes mature June 30, 2004. Total interest on the notes through maturity approximates $234,000. Since the principal amounts of the notes and the interest totaling approximately $1,434,000 is less than the $2,000,000 obligation, an extraordinary gain amounting to approximately $566,000 was reported by the Company in the first quarter of 2001.

     The other two guarantors who guaranteed $500,000 of the PNC debt each have not settled possible claims related to forfeiture of their respective collateral. The Board of Directors and management of the Company now have the opinion, because of subsequent developments, that none of the $1,000,000 remaining obligation should be paid. Nevertheless, the Company has recorded a $1,000,000 liability for possible future claims which is classified as long-term since it is not expected to be repaid before the senior restated notes mature.

     Cash paid for interest was $2,224,339, $2,928,759, and $503,707 for 1999,
2000, and 2001, respectively.

     Interest expense on related party debt was $170,824 for 1999 and $94,850 for 2000, and $172,438 for 2001.

     The fair value of the Company's long-term debt at December 31, 2001 approximates $14,500,000 and is based upon the present value of the underlying cash flows discounted at the current estimated borrowing rates which might be available to the Company.

8.  MANDATORILY REDEEMABLE PREFERRED STOCK

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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

8.  MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

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

     In August 2000, the holders of the mandatorily redeemable preferred stock agreed to be paid dividends with 100% Company common stock.

     In December 2000, the holders of the $6,000,000 of mandatorily redeemable Series C preferred stock agreed to convert all of its $6 million of preferred stock, including related warrants, into a warrant to purchase 1,100,000 shares of common stock of the Company at an exercise price of $.28 per share. The warrant is exercisable at any time until April 22, 2004. The holder of the warrant has certain demand and piggy-back registration rights with respect to common stock underlying the warrant. The excess of the carrying amount of the Series C preferred stock ($6 million) and the current fair value of the warrants to purchase 600,000 shares of common stock of the Company at $12 per share over the fair value of the warrant to purchase 1,100,000 shares of common stock of the Company at $.28 per share has been reflected as a $5,809,000 benefit of converting the Series C preferred stock to a warrant in arriving at loss applicable to common stockholders in the accompanying consolidated statement of operations for 2000.

     In April 2000, the Company completed negotiations to satisfy its obligations under certain earn-out provisions with previous owners of the Company's subsidiaries. As a result of the negotiations, the Board of Directors authorized 1,500,000 shares of 12% Series D cumulative preferred stock ($.001 par value and $5.00 stated value), and the Company then issued 1,417,000 shares to the previous owners in lieu of cash to satisfy $7,085,000 of obligations to them. An additional 22,316 shares of Series D preferred

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

8.  MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

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

     In September 2000, holders of approximately $5.7 million, or about 79% of the Series D preferred stock, agreed to the restructure of terms. As a result of the agreement, dividends payable to the holders of the stock will not begin to accrue until October 2001. Also, the Series D preferred stock was revised to add a mandatory redemption provision which requires 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001 (revised to July 1, 2004). Penalties in the form of a 2% increase per annum in the dividend rate, limited to a maximum adjusted dividend rate of 16% per annum, will apply to those portions of preferred stock that are not timely redeemed, which also applies to the Series E preferred stock discussed below. The Company subsequently redeemed, in December 2000, 226,346 shares of the Series D preferred stock with a carrying amount of $1,131,300 for $40,000 from the prior owners of an acquired business, as part of a severance settlement. The excess of the carrying amount over the consideration given of $1,091,730 has been reflected as a redemption benefit in arriving at loss applicable to common stockholders in the accompanying consolidated statement of operations for 2000. In 2001, the Company redeemed 99,470 shares of Series D preferred stock with a carrying value of $497,350 for $100,000 from the prior owners of an acquired business. ThermoView has reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in 2001.

     The remaining approximate 21% or $1.5 million of the Series D preferred stock was converted into 300,000 shares of 12% Series E cumulative preferred stock ($.001 par value and $5.00 stated value). The Series E preferred stock is senior to the common stock of the Company and is on parity with the Series D preferred stock. The Series E preferred stock will pay cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12% subject to the availability of such funds. The undeclared cumulative dividends at December 31, 2001 amount to $144,716 and $330,677 for the Series D and E, respectively. The shares of Series E preferred stock are not convertible into common stock, have no voting rights and contain no registration rights. The Series E has a mandatory redemption provision which requires 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001 (revised to July 1, 2004).

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

8.  MANDATORILY REDEEMABLE PREFERRED STOCK (continued)

     In July 2000, a stockholder/director of the Company loaned a previous owner $183,000 at 9% interest as a partial temporary advance toward the $450,000 amount reflected as due to sellers of acquired businesses in the accompanying consolidated balance sheet as of December 31, 2000. Also, the $450,000 amount due to sellers was converted to Series D and Series E preferred stock in 2001. This amount has been classified as a long-term amount due to sellers of acquired businesses in the accompanying consolidated balance sheet, since it has been refinanced with preferred stock in March 2001.

9.  INCOME TAXES

     Significant components of income tax expense for the years ended December 31, 1999, 2000, and 2001 are as follows:

                              1999               2000                 2001
                       ----------------- --------------------- -----------------
Current:
   Federal             $             -   $                -    $             -
   State                       310,000              (56,000)                 -
                       ----------------- --------------------- -----------------
                               310,000              (56,000)                 -
Deferred:
   Federal                      58,000            1,728,000                  -
   State                         2,000                    -                  -
                       ----------------- --------------------- -----------------
                                60,000            1,728,000                  -
                       ----------------- --------------------- -----------------
Income tax expense     $       370,000   $        1,672,000    $             -
                       ================= ===================== =================

     A reconciliation of income tax expense with the expected amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended December 31, 1999, 2000, and 2001 is as follows:

                                                                       1999              2000              2001
                                                                 ----------------- ----------------- -----------------
Income tax benefit computed at federal statutory tax rate              (34.0)%           (34.0)%           (34.0)%
State taxes, net of federal benefit                                     15.9               (.2)                -
Nondeductible goodwill amortization                                     43.2               2.3              19.6
Unusual charges - nondeductible goodwill writeoff                          -              15.8                 -
Utilization of net operating loss carryforward for Section
     108(a) adjustment related to the extra-ordinary gain on
     forgiveness of debt                                                   -                 -             114.2
Valuation allowance against deferred tax assets                            -              23.7            (103.7)
Other                                                                    3.7                .2               3.9
                                                                 ----------------- ----------------- -----------------
     Total                                                              28.8%              7.8%              0.0%
                                                                 ================= ================= =================

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


9.  INCOME TAXES (continued)

     Significant components of deferred income taxes as of December 31 are as follows:

                                                          2000                  2001
                                                  --------------------- ---------------------
Net operating loss carryforwards                   $      4,069,000      $      2,672,000
Allowance for doubtful accounts                             656,000               304,000
Compensation expense related to stock options             1,246,000             1,246,000
Warranties                                                  188,000               198,000
Goodwill                                                 (1,090,000)           (1,516,000)
Other                                                        33,000                (9,000)
                                                  --------------------- ---------------------
Deferred tax assets                                       5,102,000             2,895,000
Less valuation allowance                                 (5,102,000)           (2,895,000)
                                                  --------------------- ---------------------
Net deferred tax assets                            $              -      $              -
                                                  ===================== =====================

     As of December 31, 2001, the Company has net operating loss carryforwards of approximately $7.9 million for federal income tax purposes. These net operating losses expire in 2018 through 2020. The $7.9 million carryforward is after reduction of $7.2 million representing a Section 108(a) adjustment related to the extraordinary gain on forgiveness of debt. In 2000, management concluded that it is more likely than not that the Company's deferred tax assets will not be realized. Accordingly, deferred tax assets have been fully offset by a valuation allowance at December 31, 2000 and 2001.

     Cash paid for income taxes was $342,362 in 1999, $83,708 in 2000, and $63,027 in 2001.

10.  STOCKHOLDERS' EQUITY

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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

10.  STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK

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

     In October 2001, 18,000 shares of common stock having a fair value of $10,800 were issued as additional consideration for a prior acquisition.

     In October 2001, 117,241 shares of common stock were issued upon the partial cash-less exercise of an existing warrant. The shares issued had a fair value of $117,241.

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

     On April 15, 1998, the Company adopted the 1998 Employee Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, qualified or non-qualified

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

10.  STOCKHOLDERS' EQUITY (CONTINUED)

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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

10.  STOCKHOLDERS' EQUITY (CONTINUED)

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

     The remaining 68,275 shares available for grant under the 1999 Plan as of the close of business on September 30, 2000, were transferred to and reserved for issuance under the 2000 Plan. After transfer of the 1999 Plan remaining shares to the 2000 Plan, 1,400,000 shares were reserved for issuance under the 2000 Plan.

     In October 2001, options for 963,664 shares of common stock were granted under the 2000 Plan to key employees and directors. The exercise price of the options is $.90 per share. A majority of the options vest over a two-year period, with the minority vesting over a three-year period.

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

                                                              1999                 2000                  2001
                                                      --------------------- -------------------- ---------------------
Net income (loss):
  As reported                                         $      (1,656,702)    $      (23,275,304)  $          5,022,268
  Pro forma                                                  (2,614,269)           (24,498,064)             3,939,015
Net income (loss) attributable to common
 stockholders:
  As reported                                                (6,153,891)           (18,287,921)             5,072,938
  Pro forma                                                  (7,111,458)           (19,510,681)             3,989,685
Basic and diluted income (loss) per common share:
  As reported                                                     (1.19)                 (2.28)                   .61
  Pro forma                                                       (1.38)                 (2.43)                   .48

     The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                          1999                  2000                 2001
                                  ---------------------- -------------------- --------------------
Interest rate                           5.02%                  5.50%                4.56%
Dividends                                  -                      -                    -
Expected volatility                     .753                   .610                 .500
Expected life in years                     5                      5                    5

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

10.  STOCKHOLDERS' EQUITY (CONTINUED)

     Stock option activity is summarized as follows:

                                                              1999                 2000                 2001
                                                       -------------------- -------------------- --------------------
Outstanding, January 1                                         1,185,065            1,674,659            1,885,807
Granted                                                          575,209              510,331              963,664
Exercised                                                              -                    -                    -
Canceled                                                         (85,615)            (299,183)             (79,758)
                                                       -------------------- -------------------- --------------------

Outstanding, December 31                                       1,674,659            1,885,807            2,769,713
                                                       ==================== ==================== ====================

Exercisable                                                    1,399,710            1,679,637            2,202,049

Available for grant                                              467,073            1,400,000              436,336

Average exercise price per share:
  Outstanding, January 1                               $            2.67        $        6.32      $          4.44
  Granted                                                          15.28                  .67                  .90
  Exercised                                                            -                    -                    -
  Outstanding, December 31                                          6.32                 4.44                 3.24
  Exercisable, December 31                                          4.30                 3.74                 3.02

Weighted average grant date fair value of options
     granted during the year                           $            9.88        $         .39      $           .81

     The following table summarizes information about employee stock options outstanding at December 31, 2001:

                    OPTIONS OUTSTANDING                    WEIGHTED-AVERAGE
     NUMBER OUTSTANDING           EXERCISE PRICE      REMAINING CONTRACTUAL LIFE
----------------------------------------------------------------------------------
              492,802               $    0.87                 9 months
              582,263                    3.45                43
              201,486                   15.93                84
                2,500                   11.64                89
              120,000                   11.43                91
               10,000                    2.50               100
              396,998                     .63               105
              963,664                     .90               118

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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

10.  STOCKHOLDERS' EQUITY (CONTINUED)

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

     As discussed in Note 7, GE Equity has warrants to purchase 561,343 shares of common stock at $.03 per share. As discussed in Note 8, the holders of the mandatorily redeemable Series C preferred stock agreed to convert all of their $6,000,000 of preferred stock, including related warrants, into a warrant to purchase 1,100,000 shares of common stock of the Company at an exercise price of $.28 per share. In 2001, 150,000 shares were purchased.

     In March 2001, the Company issued warrants in connection with restructured debt to purchase 1,157,030 shares of common stock at $.28 per share. The fair value of these warrants amounting to $474,382 has been credited to paid in capital. The warrants expire five years after the issuance date. The warrants contain certain registration rights.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

10.  STOCKHOLDERS' EQUITY (CONTINUED)

COMMON SHARES RESERVED

     The following table summarizes the number of shares of common stock reserved for future issuance as of December 31, 2001:

Employee stock options:
     Options granted                                                                                    2,769,713
     Shares reserved for future grants under 2000 Plan                                                    436,336
Stock purchase warrants issued in connection with:
     Series C convertible preferred stock                                                                 950,000
     GE Equity senior subordinated promissory note                                                        561,343
     Financial advisory services                                                                          865,500
Other stock options and stock purchase warrants                                                           125,299
Restructure transaction                                                                                 1,157,030
                                                                                                  --------------------
                                                                                                        6,865,221
                                                                                                  ====================

11.  EMPLOYEE BENEFIT PLANS

     Effective January 1, 1999, the Company established a defined contribution 401(k) profit sharing plan and trust for the benefit of all its employees, subject to certain age and service requirements. Plan participants may make salary reduction contributions to the plan which are subject to Internal Revenue Service contribution limitations. The Company makes matching employer contributions of twenty-five percent of the first six percent of the employees' contributions. Employee contributions vest immediately. Employer contributions vest over a six-year period. The Company contributed $105,328 to this plan in 1999, $282,431 to this plan in 2000, and $234,963 in 2001.

12.  UNUSUAL CHARGES

     As a result of the Company's decisions to reduce emphasis on the manufacturing segment and to enhance cash flow and profitability of the Company's retail operations, the Company recorded unusual charges of $11,150,000 in 2000.

     The unusual charges specifically relate to management's and the Board's decisions to close and abandon two ThermoView subsidiaries' operations as follows:

         OPERATION                                  ACTIVITY
Precision Window Mfg., Inc.           Manufacturer of windows in St. Louis,
(Precision)                           Missouri

American Home Developers Co., Inc.    Retailer of primarily textured
(American Home Developers)            coatings in Los Angeles, California

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

12.  UNUSUAL CHARGES (CONTINUED)

     The Company's consolidated results of operations for 1999 and 2000 include the following amounts for these entities:

                                                                                            INCOME (LOSS)
                                                                                           FROM OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999                            REVENUES               BEFORE UNUSUAL CHARGES
------------------------------------                            --------               ----------------------
Precision                                                  $       7,607,208            $          543,547
American Home Developers                                           4,401,973                      (174,624)

FOR THE YEAR ENDED DECEMBER 31, 2000
------------------------------------
Precision                                                  $       2,878,600            $       (2,042,985)
American Home Developers                                           1,473,200                      (487,785)

     The unusual charges consist of the following:

                                                                                AMERICAN HOME
                                                             PRECISION            DEVELOPERS             TOTAL
                                                             ---------            ----------             -----
Goodwill write-off                                       $       3,075,484     $       6,891,348   $        9,966,832
Write down of tangible assets to net realizable value              793,168                10,000              803,168
Reserve for expected loss on lease                                 180,000                     -              180,000
Additional warranty accrual                                        200,000                     -              200,000
                                                         -----------------     -----------------   ------------------
                                                         $       4,248,652     $       6,901,348   $       11,150,000
                                                         =================     =================   ==================

     Precision had significant operating losses in 2000, and management was not successful in locating a purchaser of the business. Because of the poor operating performance of Precision in 2000 and anticipated future losses, management and the Board decided in June 2000 to close this subsidiary and abandon the business. The Company substantially completed this process in August 2000. The writedown of tangible assets to net realizable value noted above relates to Precision's inventories and equipment expected to be sold below cost based on estimates of selling prices. Precision's warranty reserve has been adjusted for the expected increase in warranty costs which will occur as a result of having to use an outside party to perform warranty work once Precision is closed. Precision's manufacturing facilities are leased under an agreement and the expected loss on the lease was estimated to be $180,000.

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

13.  CONTINGENCIES AND COMMITMENTS

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

13.  CONTINGENCIES AND COMMITMENTS (CONTINUED)

alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability on the remainder of the clams. ThermoView also exercised an election for the removal of the action to the US District Court of Colorado, and the matter was designated by the US District Court as Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the US District Court. In December 2001, the Court granted summary judgment dismissing all defendants. In January 2002, Pro Futures filed a notice of appeal to the Court's decision. Although ThermoView continues to believe that the claims are without merit and intends to vigorously defend the suit, we cannot predict the outcome of the matter, however, it could have a material adverse effect on our results of operations and cash flow. No amounts have been provided in the accompanying consolidated financial statements for this matter.

     On August 1, 2001, Scott Ferguson filed a civil action styled SCOTT FERGUSON V. THERMOVIEW INDUSTRIES, INC., ET. AL., Civil Action No. 01-CI-005295 (Jefferson Circuit Court, August 1, 2001) seeking damages resulting from an investment in Series A preferred stock. This suit alleges claims similar to the claims advanced by ProFutures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan, in their action detailed above. By agreement of the parties, the claims will be held in abeyance until final resolution of the ProFutures matter. Our management believes that we have adequate defense to this litigation, and in the event of an adverse outcome to us, we do not believe that the loss would have a material adverse effect on us.

     On November 19, 2001, Nelson E. Clemmens, former director and president of the Company, filed an action titled NELSON E. CLEMMENS V. THERMOVIEW INDUSTRIES, INC., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank, N.A. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guaranty of $1,000,000. The Clemmens suit seeks to determine the respective rights and duties of the parties concerning the loss of collateral. Our management believes that no payment should be made for loss of guarantor collateral and we have filed an answer and counter-claim in defense of our legal position. An unfavorable determination of our position regarding this matter could have a material adverse effect on our cash flow.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

13.  CONTINGENCIES AND COMMITMENTS (CONTINUED)

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

     In March 2000, the Company entered into a license agreement with Research Frontiers Incorporated (Research Frontiers), a Delaware corporation with headquarters located in Woodbury, New York, for the non-exclusive rights to market windows which utilize variable light transmission technology developed by Research Frontiers. The agreement provides for the payment of a royalty of 5% of the net selling price of the licensed products as defined in the agreement to Research Frontiers for products sold by us that incorporate such technology. Additionally, the Company has agreed to pay to Research Frontiers an annual minimum royalty of $37,500 for 2002 and $100,000 for 2003. The royalty is payable in cash or shares of the Company's common stock at the Company's option. Expense related to this agreement totaled $50,000 and $37,500 for 2000 and 2001, respectively.

14.  SEGMENT INFORMATION

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

     The accounting policies of the segments are the same as those described in
Note 1. Intersegment sales prices are comparable to sales prices charged

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

14.  SEGMENT INFORMATION (CONTINUED)

to unaffiliated customers. The Company evaluates performance based on income from operations of the respective businesses.

     Segment information for 1999 was as follows:

                                                                   Financial
                                Retail         Manufacturing        Services          Corporate         Consolidated
                                ------         -------------        --------          ---------         ------------
Revenues from external
   customers              $     100,208,541   $     7,750,935   $      237,364     $         1,695    $    108,198,535
Intersegment revenues                     -         9,305,021                -                   -           9,305,021
Interest income                      24,586            41,896           11,109              35,275             112,866
Interest expense                    140,165            61,930                -           2,760,165           2,962,260
Income (loss) from
   operations                     6,443,942           865,256         (545,628)         (5,200,878)          1,562,692
Depreciation and
   amortization                   2,959,678           539,051           21,275             839,242           4,359,246
Total assets                     76,181,934        11,968,541        1,743,867           4,076,842          93,971,184
Additions to long-lived
   assets:
   Property and
    equipment                       960,771           560,426            4,786             555,427           2,081,410
   Goodwill                      31,702,290         4,241,817                -                   -          35,944,107

     Segment information for 2000 was as follows:

                                                                   Financial
                                Retail         Manufacturing        Services          Corporate         Consolidated
                                ------         -------------        --------          ---------         ------------
Revenues from external
   customers                $     91,612,078  $     6,803,568   $      31,753    $       24,530   $      98,471,929
Intersegment revenues                      -        3,898,586               -                 -           3,898,586
Interest income                       35,423            9,008          91,622            17,046             153,099
Interest expense                     140,952           24,112               -         4,545,985           4,711,049
Unusual charges                    6,901,348        4,248,652               -                 -          11,150,000
Loss from operations              (5,943,161)      (5,643,028)       (561,151)       (4,898,014)        (17,045,354)
Depreciation and
   amortization                    3,366,367          460,014          12,707           721,366           4,560,454
Total assets                      63,944,341        6,906,985         157,790           701,691          71,710,807
Additions to long-lived
   assets:
   Property and equipment            806,253          251,020               -           165,205           1,222,478
   Goodwill                          508,827           22,678               -                 -             531,505

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

14.  SEGMENT INFORMATION (CONTINUED)

     Segment information for 2001 was as follows:

                                                                   Financial
                                Retail         Manufacturing        Services          Corporate(a)      Consolidated
                                ------         -------------        --------          ---------         ------------
Revenues from external
   customers                $     83,238,033  $     6,972,915   $         730    $      115,664   $      90,327,342
Intersegment revenues                      -        1,055,479               -                 -           1,055,479
Interest income                       20,003            9,663          10,115            26,631              66,412
Interest expense                      42,881           12,552               -         2,979,627           3,035,060
Income (loss) from
   operations                      2,656,863          766,183          (7,410)       (2,574,829)            840,807
Depreciation and
   amortization                    3,230,331          361,492           4,777           384,186           3,980,786
Total assets                      61,949,966        6,836,906          43,089         2,370,184          71,200,145
Additions to long-lived
   assets:
   Property and equipment            605,096          166,230               -            83,209             854,535
   Goodwill                          460,800                -               -                 -             460,800

(a) For segment reporting purposes, corporate represents the operating costs associated with the general oversight of the Company. Revenue from external customers is mainly due to a volume rebate program that was established during fiscal year 2001.

15.  JOINT VENTURE

     In October 2001, the Company and Royal Group Technologies Limited formed a joint venture, which purchased certain assets consisting primarily of manufacturing equipment of Complast, Inc. for $1,100,000. Complast was a supplier of extruded components for the manufacture of window systems, originally located in Minneapolis, Minnesota. Upon acquisition, the joint venture was located in Winnipeg, Manitoba, Canada, in one of Royal Group's manufacturing plants.

     Under the terms of the agreement, ThermoView owns 40 percent of the joint venture and Royal Group owns 60 percent. The Company's interest in this joint venture will be accounted for using the equity method. The joint venture will produce and sell extrusions consisting of composites of acrylonitrile butadiene styrene (ABS) and other materials. Additionally, ThermoView agreed to purchase extrusions from the joint venture or an affiliate of the Royal Group for seven years, subject to meeting demand, being price competitive and meeting industry quality standards.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

16.  SELECTED QUARTERLY DATA (UNAUDITED)

     Quarterly data for 2000 was as follows:

                                               First               Second               Third                Fourth
                                               -----               ------               -----                ------
Revenues                                    $21,476,416        $27,230,072           $26,384,581         $23,380,860
Gross profit                                 11,094,339         14,262,775            13,934,998          12,034,619
Unusual charges                                       -        (10,745,000)                    -            (405,000)
Net loss                                     (2,895,119)       (16,357,697)             (586,042)         (3,436,446)
Net income (loss) attributable to
  common stockholders                        (3,465,554)       (17,078,132)           (1,031,003)          3,286,768(a)
Basic and diluted income (loss) per
  common share                                    (0.44)             (2.16)                (0.13)               0.40

(a) Includes benefit of $6,900,730 related to converting Series C preferred stock to a common stock purchase warrant and redeeming shares of Series D preferred stock.

     Quarterly data for 2001 was as follows:

                                               First               Second               Third                Fourth
                                               -----               ------               -----                ------
Revenues                                    $21,876,421        $23,678,603           $22,639,563         $22,132,755
Gross profit                                 11,435,956         12,783,149            11,652,420          11,759,102
Net income (loss)                             5,469,206           (180,627)             (307,714)             41,403
Net income (loss) attributable to
  common stockholders                         5,419,407            166,370              (358,620)           (154,219)
Basic and diluted income (loss) per
  common share                                     0.65               0.02                 (0.04)              (0.02)

17.  SUBSEQUENT EVENT

     In January 2002, we issued 310,588 shares of common stock upon the cashless exercise of a stock purchase warrant issued in connection with the Series C preferred stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 25, 2001, the Board of Directors of ThermoView, on the recommendation of the Audit Committee, dismissed Ernst & Young LLP and engaged Arthur Andersen LLP as ThermoView's independent certifying accountants for the year ended December 31, 2001.

     Ernst & Young LLP was notified of their dismissal on October 25, 2001.

     The reports of Ernst & Young LLP on ThermoView's consolidated financial statements for each of the two years in the period ended December 31, 2000 and 1999, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the two years in the period ended December 31, 2000, and the subsequent interim period preceding the dismissal of Ernst & Young LLP on October 25, 2001, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused the firm to make reference to the matter of the disagreement in their reports.

     During the two years in the period ended December 31, 2000, and the subsequent interim period preceding the dismissal of Ernst & Young LLP on October 25, 2001, no reportable events occurred in connection with the relationship between Ernst & Young LLP and ThermoView.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appearing in ThermoView's Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on April 25, 2002 (the "2002 Proxy Statement") is incorporated herein by reference. Information regarding executive officers appearing under "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information appearing under "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appearing under "Certain Relationships and Related Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   INDEX TO FINANCIAL STATEMENTS

     1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):
          The Index to the Consolidated Financial Statements of ThermoView Industries, Inc. is included on page 32 of this Form 10-K and is incorporated herein by reference.

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

B.   REPORTS ON FORM 8-K

     1.   JOINT VENTURE NEWS RELEASE
          On November 1, 2001, the Company issued a news release concerning the joint venture with Royal Group Technology, which is filed as an
          Exhibit 99.1 incorporated herein by reference.

     2.   NOTICE OF CHANGE OF ACCOUNTANTS
          On November 1, 2001, the Company reported a change in certifying accountants as described in Item 9. above.

C.   EXHIBITS

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 71), which index is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Commonwealth of Kentucky, on the 18th day of March, 2002.

                                      ThermoView Industries, Inc.

                                      By: /s/ Stephen A. Hoffmann
                                         ---------------------------------------
                                          Stephen A. Hoffmann,
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                     TITLE                         DATE

    /s/ Stephen A. Hoffmann       Chairman of the Board           March 18, 2002
    -----------------------        (principal executive officer)
      Stephen A. Hoffmann

     /s/ Charles L. Smith         Chief Executive Officer         March 18, 2002
     --------------------          and Director
       Charles L. Smith

     /s/ James J. TerBeest        Chief Financial Officer         March 18, 2002
     ---------------------         (principal financial and
       James J. TerBeest           accounting officer)

    /s/ Ronald L. Carmicle        Director                        March 18, 2002
    ----------------------
      Ronald L. Carmicle

       /s/ Robert L. Cox          Director                        March 18, 2002
       -----------------
         Robert L. Cox

/s/ Raymond C. Dauenhauer, Jr.    Director                        March 18, 2002
------------------------------
  Raymond C. Dauenhauer, Jr.

 /s/ J. Sherman Henderson, III    Director                        March 18, 2002
 -----------------------------
   J. Sherman Henderson, III

     /s/ Bruce C. Merrick         Director                        March 18, 2002
     --------------------
       Bruce C. Merrick

     /s/ Rodney H. Thomas         Director                        March 18, 2002
     --------------------
       Rodney H. Thomas

    /s/ George T. Underhill       Director                        March 18, 2002
    -----------------------
      George T. Underhill

                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                 DESCRIPTION OF EXHIBITS
    10.85*    --  Seventh Amendment to Loan Agreement dated as of March 22,
                   2001 by and among Borrowers and PNC Bank, N.A.
    10.86*    --  Amendment No. 4 and Waiver dated as of March 22, 2001 by and between the registrant and GE Capital Equity Investments,
                   Inc.
    10.87*    --  Assignment and Acceptance Agreement dated as of March 22,
                   2001 by and among the registrant, GE Capital Equity
                   Investments, Inc. and various individuals and entities
    10.88*    --  Common Stock Purchase warrant W-5 dated as of March 22, 2001 by and among registrant and PNC Bank, N.A.
    10.89*    --  Common Stock Purchase warrant W-6 dated as of March 22, 2001 by and among registrant and GE Capital Equity Investments,
                   Inc.
    10.90*    --  Common Stock Purchase warrant dated as of March 22, 2001 by and among registrant and the individuals identified on
                   Schedule A of the Index to Exhibits
    10.91*    --  Amended and Restated Series A Promissory Note dated as of
                   March 22, 2001 by and between registrant and its subsidiaries and GE Capital Equity Investments, Inc.
    10.92*    --  Amended and Restated Series Series C Promissory Note dated as of March 22, 2001 by and between registrant and its
                   subsidiaries and GE Capital Equity Investments, Inc.
    10.93*    --  Amended and Restated Series B Promissory Note dated as of
                   March 22, 2001 by and between registrant and its subsidiaries and the individuals identified on Schedule A of the Index
                   to Exhibits
    10.94*    --  Consulting Services Agreement with Emerging Business
                   Solutions, LLC dated as of July 24, 200060
    10.95*    --  Series D & E Preferred Stock Agreement dated as of January 1,
                   2001 by and among registrant and Charles L. Smith
    10.96*    --  Senior Subordinated Note dated as of March 22, 2001 by and between the registrant and its subsidiaries and GE capital
                   Equity Investments, Inc.
    10.97*    --  Promissory Note dated as of March 22, 2001 between registrant and its subsidiaries and Stephen A. Hoffmann
    10.98*    --  Promissory Note dated as of March 28, 2001 between registrant and its subsidiaries and Stephen A. Hoffmann
    10.99*    --  Eighth Amendment to Loan Agreement and Amendment and
                   Restatement of Note dated as of March 22, 2001 by and between registrant and its subsidiaries and lenders
   10.100*    --  Amendment to Warrant dated as of March 22, 2001 by and between registrant and GE capital Equity Investments, Inc.
   10.101*    --  Settlement Agreement and General Release dated as of March
                   22, 2001 by and between registrant and its subsidiaries and
                   Stephen A. Hoffmann
   10.102*    --  Audit Committee Charter of Registrant adopted June 2000
   10.103*    --  Settlement Agreement and General Release dated March 28,
                   2001, by and between Registrant and Richard E. Bowlds.
   10.104*    --  Promissory Noted dated March 28, 2001, by and between
                   Registrant and Stephen A. Hoffmann.
   10.105*    --  Preferred Stock Redemption Agreement dates as of June 29,
                   2001 by and between Registrant and Alvin W. Leingang.
   10.106*    --  Preferred Stock Redemption Agreement dates as of June 29,
                   2001 by and between Registrant and Steven B. Hoyt.


   10.107*    --  Agreement dated as of October 12, 2001 by and between
                   Registrant and Dynast Plastics Limited.
   10.108     --  Purchase and Rebate Agreement, dated January 1, 2002,
                   by and among Winchester Industries, Inc., and the registrant
   16.1       --  Report of change of certifying accountant
   99.1       --  Report of current events regarding joint venture
   99.2       --  Arthur Andersen Representation
   --------------

    * Previously filed as an exhibit to ThermoView Industries, Inc.'s Form 10-K for period ending 12/31/2000 and Form 10-Q for periods ending 03/31/2001, 06/30/2001 and 09/30/2001, and incorporated herein by reference.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           THERMOVIEW INDUSTRIES, INC.
                                DECEMBER 31, 2001

        Column A               Column B                    Column C                  Column D           Column E
        --------               --------                    --------                  --------           --------
                                                          Additions
                                               ----------------------------
                                                                Charged to
                             Balance At         Charge to          Other                                Balance
                             Beginning          Costs and        Accounts-         Deductions-          at End
       Descriptions          of Period          Expenses         Describe           Describe           of Period
       ------------          ---------          --------         --------           --------           ---------
Year Ended December 31,
1999:
  Deducted from asset
  accounts:
   Allowance for doubtful
    accounts               $      237,000     $       260,000   $            -    $   (221,000)(1)    $        276,000
   Reserve for losses on
    finance receivables                 -             359,000                -        (159,000)(1)             200,000
                           --------------     ---------------   --------------    ----------------    ----------------
Total                      $      237,000     $       619,000   $            -    $   (380,000)       $        476,000
                           ==============     ===============   ==============    ================    ================

Year Ended December 31,
2000:
  Deducted from asset
  accounts:
   Allowance for doubtful
    accounts               $      276,000     $       800,000   $            -    $   (195,000)(1)    $        881,000
   Reserve for losses on
   finance receivables            200,000             380,000                -        (218,000)(1)             362,000
                           --------------     ---------------   --------------    ----------------    ----------------
Total                      $      476,000     $     1,180,000   $            -    $   (413,000)       $      1,243,000
                           ==============     ===============   ==============    ================    ================

Year Ended December 31,
2001
  Deducted from asset
  accounts:
   Allowance for doubtful
    accounts               $      881,000     $        56,000   $            -    $   (524,000)(1)    $        413,000
   Reserve for losses on
    finance receivables           362,000                   -                -        (210,000)(1)             152,000
                           ----------------   ----------------  ----------------  ----------------    ----------------
Total                      $    1,243,000     $        56,000   $            -    $   (734,000)       $        565,000
                           ================   ================  ================  ================    ================

(1)  Uncollectible accounts written off, net of recoveries.