Form 10-Q
period 2002-03-31
THERMOVIEW INDUSTRIES INC
filed 2002-05-15
CIK 1083753

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

                  For the quarterly period ended March 31, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2002, 8,625,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
     Item 1. Financial Statements..............................................1
         Condensed Consolidated Balance Sheets.................................1
         Condensed Consolidated Statements of Operations.......................2
         Condensed Consolidated Statements of Cash Flows.......................3
         Notes to Condensed Consolidated Financial Statements..................4
     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......14
Part II Other Information
     Item 1. Legal Proceedings................................................15
     Item 2. Changes in Securities and Use of Proceeds........................16
     Item 3. Defaults Upon Senior Securities..................................16
     Item 4. Submission of Matters to a Vote of Security Holders..............16
     Item 5. Other Information................................................16
     Item 6. Exhibits and Reports on Form 8-K.................................16
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                                     December 31, March 31, 2002
Assets                                                   2001       (Unaudited)
                                                      -----------  -------------
Current assets:
 Cash and equivalents                                 $ 2,387,583  $  2,430,081
 Receivables:
  Trade                                                 3,618,474     3,109,280
  Other                                                   275,400       170,138
 Costs in excess of billings on uncompleted
  contracts                                               973,628       780,268
 Inventories                                            1,749,917     1,967,681
 Prepaid expenses and other current assets                907,881     1,096,836
                                                      ------------  ------------
Total current assets                                    9,912,883     9,554,284

Property and equipment, net                             2,665,382     2,659,002

Other assets:
 Goodwill, net                                         58,358,742    28,358,742
 Other assets                                             263,138       237,818
                                                      -----------   ------------
                                                       58,621,880    28,596,560
                                                      ------------  ------------

Total assets                                          $71,200,145  $ 40,809,846
                                                      ============ =============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                     $ 3,928,781  $  3,604,402
 Accrued expenses                                       2,617,533     2,955,893
 Billings in excess of costs on uncompleted
  contracts                                             1,064,153     1,188,527
 Income taxes payable                                      52,450        52,450
 Current portion of long-term debt                        285,411       292,548
                                                      ------------  ------------

Total current liabilities                               7,948,328     8,093,820

Long-term debt                                         17,631,967    17,857,340
Other long-term liabilities                               368,918       356,263

Mandatorily redeemable preferred stock:
 Series C, $.001 par value, 25,000 shares authorized;
  none issued                                                  --            --
 Series D, $.001 par value (aggregate  redemption
  amount and liquidation preference of $4,929,216 at
  December 31, 2001 and $5,070,785 at March 31, 2002);
  1,500,000 shares authorized; 956,900 shares issued
  and outstanding at December 31, 2001; 966,370
  shares issued and outstanding at March 31, 2002       4,929,216     5,070,785
 Series E, $.001 par value (aggregate  redemption
  amount and liquidation preference of $2,013,677 at
  December 31, 2001 and $2,063,476 at March 31, 2002);
  500,000 shares authorized; 336,600 shares issued
  and outstanding at December 31, 2001; 336,600
  shares issued and outstanding at March 31, 2002       2,013,677     2,063,476

Stockholders' equity:
 Preferred stock, 2,975,000 shares authorized:
  Series A, $.001 par value; none issued                       --            --
  Series B, $.001 par value; none issued                       --            --
 Common stock, $.001 par value; 25,000,000 shares
  authorized; 7,861,702 shares issued and out-
  standing at December 31, 2001 and 8,401,444
  shares issued and outstanding at March 31, 2002           7,861         8,401
 Paid-in capital                                       64,679,509    64,487,601
 Accumulated deficit                                  (26,379,331)  (57,127,840)
                                                      ------------  ------------

Total stockholders' equity                             38,308,039     7,368,162
                                                      ------------  ------------

Total liabilities and stockholders' equity            $ 71,200,145 $ 40,809,846
                                                      ============  ============
See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the three months ended
                                                              March 31,
                                                    ----------------------------
                                                         2001            2002
                                                    ------------    ------------

Revenues                                            $ 21,876,421   $ 20,657,262

Cost of revenues earned                               10,909,264     10,322,679
                                                    ------------   ------------

Gross profit                                          10,967,157     10,334,583

Selling, general and administrative expenses          10,582,323     10,147,046
Depreciation expense                                     280,973        273,382
Amortization expense                                     696,224         34,647
                                                    ------------   ------------

Loss from operations                                    (592,363)      (120,492)

Equity in earnings of joint venture                           --         13,184
Interest expense                                      (1,071,412)      (663,300)
Interest income                                           15,972         15,679
                                                    ------------   ------------

Loss before income taxes, extraordinary item and
 cumulative effect of an accounting change            (1,647,803)      (754,929)

Income tax (expense) benefit                             (33,100)         6,420
                                                    ------------   ------------

Loss before extraordinary item and cumulative
 effect of an accounting change                       (1,680,903)      (748,509)

Extraordinary item--gain on forgiveness of debt        7,150,109             --

Cumulative effect of an accounting change--
 charge for impairment of goodwill                            --    (30,000,000)
                                                    ------------   ------------

Net income (loss)                                      5,469,206    (30,748,509)

Less non-cash Series D and E preferred stock
 dividends                                               (49,799)      (191,368)
                                                    ------------   ------------

Net income (loss) attributable to common
 stockholders                                       $  5,419,407   $(30,939,877)
                                                    ============   ============

Basic and diluted income (loss) per common share:
   Loss attributable to common stockholders         $      (0.21)  $      (0.11)
   Extraordinary item                                       0.86           --
   Cumulative effect of an accounting change                --            (3.42)
                                                    ------------   ------------
   Net income (loss) attributable to common
     stockholders                                   $       0.65   $      (3.53)
                                                    ============   ============
See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the three months ended
                                                                March 31,
                                                     --------------------------
                                                          2001          2002
                                                          ----          ----


Operating activities
Net income (loss)                                     $ 5,469,206  $(30,748,509)
Adjustments to reconcile net loss to net cash
 provided by (used in) operations:
   Extraordinary item-gain on forgiveness of debt      (7,150,109)           --
   Cumulative effect of an accounting change-charge
    related to impairment of goodwill                          --    30,000,000
   Depreciation and amortization                          977,197       308,029
   Accretion of debt discount                             399,999       197,676
   Interest forgiven                                      360,000            --
   Interest added to principal                            275,000            --
   Changes in operating assets and liabilities            919,113       529,548
                                                      -----------  ------------

Net cash provided by operating activities               1,250,406       286,744

Investing activities
Payments for purchase of property and equipment          (161,890)     (128,790)
Other                                                      90,747        (7,653)
                                                      -----------  ------------

Net cash used in investing activities                     (71,143)     (136,443)

Financing activities
Increase in long-term debt                              7,291,618        14,411
Payments of long-term debt                             (7,774,670)     (122,214)
Proceeds from issuance of warrants                        392,382          --
Financing costs                                          (196,925)         --
                                                      -----------  ------------

Net cash used in financing activities                    (287,595)     (107,803)
                                                      -----------  ------------

Net increase in cash and equivalents                      891,668        42,498
Cash and equivalents at beginning of period               392,326     2,387,583
                                                      -----------  ------------

Cash and equivalents at end of period                 $ 1,283,994  $  2,430,081
                                                      ===========  ============

See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     Certain reclassifications have been made to the March 31, 2001, financial statements to conform with March 31, 2002, classifications. The reclassifications have no effect on previously reported net income attributable to common stockholders.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Inventories

     Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites, as well as parts and supplies for retail operations.

3. Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three month periods ended March 31, 2001 and 2002, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses before preferred stock dividends, extraordinary item, and cumulative effect of an accounting change for the three-month periods ended
March 31, 2001 and 2002, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

3. Income (Loss) per Common Share (Continued)

     Weighted average shares outstanding were as follows:

                                                               Weighted Average
                       Period                                 Shares Outstanding
     -----------------------------------------                ------------------
     For the three months ended March 31, 2001                     8,287,804
     For the three months ended March 31, 2002                     8,760,852

     A reconciliation of loss attributable to common stockholders before extraordinary item and cumulative effect of an accounting change used in computing the per share amounts for comparative quarters is as follows:

                                                          Three Months
                                                         Ended March 31,
                                                     2001                2002
                                                     ----                ----
Loss before extraordinary item and cumulative
  effect of an accounting change                $  (1,680,903)     $   (754,929)
Preferred stock dividends                             (49,799)         (191,368)
                                                --------------     -------------
Loss attributable to common stockholders before
  extraordinary item and cumulative effect of
  an accounting change                          $  (1,730,702)     $   (946,297)
                                                ==============     =============

4. Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for the Company as of January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized and will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

     SFAS No. 142 uses a two step process to measure potential impairment. In the first step, the fair values of the Company's reporting units are compared to the units' carrying amounts. If the fair value of a reporting unit exceeds its carrying cost, goodwill is not considered impaired. If the carrying cost exceeds fair value, a second step is used to determine the amount of impairment. The second step determines the implied fair value of goodwill for a reporting unit by applying the estimated fair value to the tangible and separately identifiable intangible assets and liabilities of the reporting unit, with any remaining amount considered goodwill.

     The Company completed the first step analysis under the requirements of the standard and determined that goodwill was impaired. Fair values of the Company's reporting units were determined using a capitalized cash flow technique. The Company used an outside valuation firm to assist in developing the primary assumptions, such as projected cash flows and capitalization rates and to perform the valuation to apply to the reporting units. The Company defined reporting unit below the segment level.

     The Company next evaluated its tangible and unidentifiable intangible assets and liabilities to estimate their fair values. Management determined that the fair value of tangible assets and liabilities did not differ significantly

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

4. Goodwill (Continued)

from book value, and that the Company's intangible assets do not have separately identifiable value, nor do they have measurable value if sold in conjunction with tangible assets.

     As a result of the analysis, a charge for impairment of goodwill of $30 million has been recorded in the quarter ended March 31, 2002 as the cumulative effect of adopting this change in accounting.

     In future periods goodwill must be evaluated at least once per year, and more frequently under certain conditions. Goodwill impairment in future periods, if any, will be charged to continuing operations. The Company's method of determining goodwill impairment is particularly dependent upon operating cash flow.

     The loss attributable to common stockholders as reconciled in Note 3 adjusted to a comparable basis for goodwill amortization is as follows:

                                                             Three Months
                                                            Ended March 31,
                                                    ---------------------------
                                                         2001            2002
                                                         ----            ----
Loss attributable to common stockholders as
 reported in Note 3                               $   (1,730,702)  $   (946,297)
Add back goodwill amortization                           663,065             --
                                                    -------------    ----------
Adjusted loss attributable to common stockholder  $   (1,067,637)  $   (946,297)
                                                    ============     ==========

Basic and diluted loss per common share:
Loss attributable to common stockholders as
 reported                                         $        (0.21)  $      (0.11)
Add back goodwill amortization                              0.08             --
                                                    ------------     ----------
Adjusted loss attributable to common stockholders $        (0.13)  $      (0.11)
                                                    ============     ==========

     Information regarding goodwill by segment is as follows:

                                Manufacturing     Retail Segment       Total
                                   Segment
Carrying amount of goodwill at
 December 31, 2001              $ 4,017,782       $ 54,340,960     $ 58,358,742
Impairment write-off             (2,547,219)       (27,452,781)     (30,000,000)
                                -----------       ------------     ------------
Goodwill at March 31, 2002
 after impairment write-off     $ 1,470,563       $ 26,888,179     $ 28,358,742
                                ===========       ============     ============

5. Segment Information

     For the three month periods ended March 31, 2001 and 2002, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into two reportable operating segments: manufacturing and retail.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

     Segment information for the three months ended March 31, was as follows:

   For the three months        Manu-
   ended March 31, 2001      facturing      Retail    Corporate    Consolidated
--------------------------  -----------  -----------  -----------  ------------
Revenues from
 external customers ......  $ 1,278,252  $20,581,888  $   16,281   $ 21,876,421
Intersegment revenues ....      144,047         --          --          144,047
Income (loss)
 from operations .........     (139,103)     368,258    (821,517)      (592,363)
Total assets .............    6,984,914   62,906,643   1,251,775     71,143,331

   For the three months        Manu-
   ended March 31, 2002      facturing      Retail    Corporate    Consolidated
--------------------------  -----------  -----------  -----------  ------------
Revenues from
 external customers ......  $ 1,031,898  $19,544,485  $   80,879   $ 20,657,262
Intersegment revenues ....      158,386           --          --        158,386
Income (loss)
 from operations .........      (97,774)     488,904    (511,622)      (120,492)
Total assets .............    4,326,059   33,596,146   2,887,641     40,809,846

6. Contingencies and Commitments

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability on the remainder of the clams. ThermoView also exercised an election for the removal of the action to the US District Court of Colorado, and the matter was designated by the US District Court as Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the US District Court. In December 2001, the Court granted summary judgment dismissing all defendants. In January 2002, Pro Futures filed a notice of appeal to the Court's decision and the Court has yet

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

6. Contingencies and Commitments (Continued)

to rule on the appeal. Although ThermoView continues to believe that the claims are without merit and intends to vigorously defend the suit, we cannot predict the outcome of the matter, however, it could have a material adverse effect on our results of operations and cash flow. No amounts have been provided in the accompanying consolidated financial statements for this matter.

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

     On November 19, 2001, Nelson E. Clemmens, former director and president of the Company, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank, N.A. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. The Clemmens suit seeks to determine the respective rights and duties of the parties concerning the loss of collateral. Our management believes that no payment should be made for loss of guarantor collateral and we have filed an answer and counter-claim in defense of our legal position. An unfavorable determination of our position regarding this matter could have a material adverse effect on our cash flow.

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

     In March 2000, the Company entered into a license agreement with Research Frontiers Incorporated (Research Frontiers), a Delaware corporation with headquarters located in Woodbury, New York, for the non-exclusive rights to market windows which utilize variable light transmission technology developed by Research Frontiers. The agreement provides for the payment of a royalty of 5% of

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

6. Contingencies and Commitments (Continued)

the net selling price of the licensed products as defined in the agreement to Research Frontiers for products sold by us that incorporate such technology. Additionally, the Company has agreed to pay to Research Frontiers an annual minimum royalty of $37,500 for 2002 and $100,000 for 2003. The royalty is payable in cash or shares of the Company's common stock at the Company's option.

7. Stockholders' Equity

     In the first quarter of 2002, the Company issued 539,742 shares of common stock upon the cashless exercise of a stock purchase warrant issued in connection with the Series C preferred stock.

     Subsequent to the first quarter in April 2002, the Company issued 224,272 shares of common stock upon the cashless exercise of a stock purchase warrant issued in connection with the Series C preferred stock.

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

     The following  should be read in  conjunction  with the response to Part I,
Item 1. of this Report and the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

Overview

     We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings and kitchen and bathroom remodeling products, as well as residential roofing.

Business Segments

     Our subsidiaries have separate management teams and infrastructures and operate in two reportable operating segments: retail and manufacturing. Key Home Credit, ThermoView's finance subsidiary, was closed in July 2000 since expanding the subsidiary would have required considerable capital. Accordingly, financial services is no longer considered a segment.

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

Historical Results Of Operations

     Three months ended March 31, 2001 Compared to Three Months Ended March 31, 2002

                                                        Three Months ended
                                                             March 31,
                                                  ------------------------------
                                                     2001                2002
                                                     ----                ----
                                                          (In thousands)

Revenues .........................................$ 21,876             $ 20,657
Cost of revenues earned ..........................  10,909               10,322
                                                  --------             --------

Gross profit .....................................  10,967               10,335
Selling, general and administrative expenses .....  10,582               10,147
Depreciation expense .............................     281                  273
Amortization expense .............................     696                   35
                                                  --------             --------

Loss from operations .............................    (592)                (120)
Equity in earnings of joint venture ..............      --                   13
Interest expense .................................  (1,072)                (663)
Interest income ..................................      16                   15
                                                  --------             --------

Loss before income taxes .........................  (1,648)                (755)
Income tax (expense) benefit .....................     (33)                   6
                                                  --------             --------

Loss before extraordinary item and cumulative
 effect of an accounting change ..................  (1,681)                (749)
Extraordinary item - gain on forgiveness of
  debt ...........................................   7,150                  --
Cumulative effect of an accounting change -
  charge for impairment of goodwill ..............      --              (30,000)
                                                  --------             --------

Net income (loss) ................................   5,469              (30,749)
Less non-cash Series D and E preferred stock
  dividends ......................................     (50)                (191)
                                                  --------             --------

Net income (loss) attributable
    to common stockholders .......................$  5,419             $(30,940)
                                                  ========             ========

     Revenues. Revenues decreased from $21.9 million for the first quarter of 2001 to $20.7 million for the first quarter of 2002. Revenues for Thermo-Shield decreased $864,000 in the first quarter of 2002 compared to the first quarter of 2001. This subsidiary continues to be underperforming following a change in its lead generation strategy. Management is closely monitoring this subsidiary in an effort to improve its performance. Revenues of Thermal Line, our North Dakota manufacturer, were $232,000 less in the first quarter of 2002 compared to the first quarter of 2001 due to the temporary unavailability of extrusions which slowed Thermal Line's window manufacturing production. The supply of extrusions has now substantially returned to normal, and we do not expect further manufacturing delays.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $11.0 million in the first quarter of 2001 to $10.3 million in the first quarter of 2002. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit decreased from 50.1% in the first quarter of 2001 to 50.0% in the first quarter of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $10.6 million in the first quarter of 2001 to $10.1 million in the first quarter of 2002. Selling, general and administrative expenses as a percentage of revenue increased from 48.4% in the first quarter of 2001 to 49.1% in the first quarter of 2002. Although we were successful in reducing certain selling, general and administrative expenses in the first quarter of 2002 compared to the same period in 2001, in an attempt to increase revenue we undertook an intensive direct-mail advertising campaign in the first quarter of 2002, which caused selling, general and administrative expenses to increase as a percentage of revenue.

     Depreciation Expense. Depreciation expense decreased from $281,000 in the first quarter of 2001 to $273,000 in the first quarter of 2002, reflecting a fairly constant amount of property and equipment.

     Amortization Expense. Amortization expense decreased from $696,000 for the first quarter of 2001 to $35,000 for the first quarter of 2002. This decrease resulted from the adoption of the new accounting standard relating to goodwill.

     Interest Expense. Interest expense decreased from $1.1 million in 2001 to $663,000 in 2002. This decrease results from the reduction of interest related to the elimination of approximately $7.0 million of debt near the end of the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $10 million of our debt, and extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount following the first quarter of 2001.

     Income Tax (Expense) Benefit. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2001 or 2002. Income tax expense in the first quarter of 2001 relates to state income taxes. Income tax benefit in the first quarter of 2002 relates to some minor state tax refunds.

     Non-Cash Dividends. Non-cash dividends in the first quarter of 2001 represent accrued dividends on the Series E preferred stock. Non-cash dividends in the first quarter of 2002 represent accrued dividends on the Series D and E preferred stock.

     Extraordinary Item. The extraordinary item in the first quarter of 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001. The $7.2 million extraordinary gain is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC Bank.

     Cumulative Effect of Accounting Change. The non-cash impairment charge of $30 million resulted from the adoption of SFAS No. 142 in the first quarter of 2002. The impairment was determined by comparing fair values derived using cash flow analysis to current carrying values of goodwill.

Liquidity And Capital Resources

     As of March 31, 2002, we had cash and equivalents of $2.4 million, working capital of $1.5 million, $17.9 million of long-term debt, net of current maturities, and $7.1 million of mandatorily redeemable preferred stock. Our operating activities for the three months ended March 31, 2001, provided $1.3 million of cash. Our operating activities for the three months ended March 31, 2002, provided $287,000 of cash.

     The use of $71,000 of cash for investing activities for the three months ended March 31, 2001, related to the acquisition of $162,000 of property and equipment offset principally by collection of finance receivables. The use of $136,000 of cash for investing activities for the three months ended March 31, 2002 related primarily to the acquisition of property and equipment.

     Financing activities for the three months ended March 31, 2001, used $288,000 of cash. The financing activities primarily relate to the debt restructuring that occurred in March 2001. We used $108,000 in cash for financing activities in the three months ended March 31, 2002, primarily for repayment of debt.

     Under our financing arrangements, substantially all of our assets are pledged as collateral. We are required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restrictions as to additional financings, the payment of dividends and the incurrence of additional indebtedness. In connection with waiving defaults at June 30, 2000, PNC Bank required us to repay $5 million of our $15 million credit facility with them by December 27, 2000. We were unable to make the required December 27, 2000 payment, violated various other covenants, and were declared in default by PNC Bank in early January 2001. The declaration of default by PNC Bank also served as a condition of default under the senior subordinated promissory note to GE Equity. GE Equity and a group of our officers and directors in March 2001 purchased the PNC note, and all defaults relating to the GE Equity note and the purchased PNC Bank note were waived.

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of March 31, 2002, we are not in default under any of our debt arrangements.

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

     On or before our debt matures in 2004, we anticipate either extending the term of our current financing or refinancing it. Management intends to begin reducing debt by internally generated cash in 2002 (in the range of $2 million to $2.5 million), but will keep adequate levels of cash on hand for working capital purposes.

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $500,000 to $900,000 annually.

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations or cash flow through December 2002 because of the Pro Futures, Ferguson or Clemmens litigation described in Part II, Item 1, Legal Proceedings. Although ThermoView believes the claims in this litigation are without merit and intends to vigorously defend the suits, an adverse outcome, in this action could have a material adverse effect on our results of operations and cash flow.

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

     On November 19, 2001, Nelson E. Clemmens, former director and president of the Company, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank, N.A. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with

Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. The Clemmens suit seeks to determine the respective rights and duties of the parties concerning the loss of collateral. Our management believes that no payment should be made for loss of guarantor collateral and we have filed an answer and counter-claim in defense of our legal position. An unfavorable determination of our position regarding this matter could have a material adverse effect on our cash flow.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     None.

(b) Reports on Form 8-K.

     (1) On May 2, 2002, ThermoView filed a Form 8-K reporting a change in certifying accountants. On April 25, 2002, the Board of Directors of ThermoView Industries, Inc. (the Company), on the recommendation of the Audit Committee, dismissed Arthur Andersen LLP and engaged Crowe, Chizek and Company LLP as the Company's independent certifying accountants for the year ended December 31, 2002.

     Arthur Andersen LLP was notified of their dismissal on April 25, 2002.

     The reports of Arthur Andersen LLP on the Company's consolidated financial statements for the period ended December 31, 2001, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the period ended December 31, 2001, and the subsequent interim period preceding the dismissal of Arthur Andersen LLP on April 25, 2002, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused the firm to make reference to the matter of the disagreement in their reports.

     During the period ended December 31, 2001, and the subsequent interim period preceding the dismissal of Arthur Andersen LLP on April 25, 2002, no reportable events occurred in connection with the relationship between Arthur Andersen LLP and the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ThermoView Industries, Inc.



Date:  May 15, 2002        By:      /s/ Stephen A. Hoffmann
                              -----------------------------------------
                                    Stephen A. Hoffmann,
                                    Chairman
                                    (principal executive officer)


Date:  May 15, 2002        By:      /s/ James J. TerBeest
                              -----------------------------------------
                                    James J. TerBeest,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)