Form 10-Q
period 2002-06-30
THERMOVIEW INDUSTRIES INC
filed 2002-08-14
CIK 1083753

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

                  For the quarterly period ended June 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2002, 8,625,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
     Item 1. Financial Statements..............................................1
         Condensed Consolidated Balance Sheets.................................1
         Condensed Consolidated Statements of Operations.......................2
         Condensed Consolidated Statements of Cash Flows.......................3
         Notes to Condensed Consolidated Financial Statements..................4
     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......17
Part II Other Information
     Item 1. Legal Proceedings................................................18
     Item 2. Changes in Securities and Use of Proceeds........................19
     Item 3. Defaults Upon Senior Securities..................................19
     Item 4. Submission of Matters to a Vote of Security Holders..............19
     Item 5. Other Information................................................19
     Item 6. Exhibits and Reports on Form 8-K.................................19
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                                   December 31,    June 30, 2002
Assets                                                  2001        (Unaudited)
                                                  -------------    -------------

Current assets:
   Cash and equivalents ........................   $  2,387,583    $  2,775,980
   Receivables:
     Trade .....................................      3,618,474       4,178,406
     Other .....................................        275,400         220,731
   Costs in excess of billings on
     uncompleted contracts .....................        973,628         653,592
   Inventories .................................      1,749,917       1,827,947
   Prepaid expenses and other current assets ...        907,881         881,926
                                                   ------------    -------------
Total current assets ...........................      9,912,883      10,538,582

Property and equipment, net ....................      2,665,382       2,644,553

Other assets:
   Goodwill, net ...............................     58,358,742      28,358,742
   Other assets ................................        263,138         215,188
                                                    ------------   -------------
                                                     58,621,880      28,573,930
                                                    ------------   -------------

Total assets ...................................   $ 71,200,145    $ 41,757,065
                                                   ============    =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable ............................   $  3,928,781    $  3,877,933
   Accrued expenses ............................      2,617,533       2,985,889
   Billings in excess of costs .................      1,064,153       1,097,206
   Income taxes payable ........................         52,450          52,450
   Current portion of long-term debt ...........        285,411         260,626
                                                   ------------    -------------
Total current liabilities ......................      7,948,328       8,274,104


Long-term debt .................................     17,631,967      18,048,948
Other long-term liabilities ....................        368,918         159,352

Mandatorily redeemable preferred stock:
   Series C, $.001 par value, 25,000 shares
    authorized; none issued ....................             --              --
   Series D, $.001 par value (aggregate redemption
    amount and liquidation  preference of
    $4,929,216 at December 31, 2001 and $5,213,918
    at June 30, 2002); 1,500,000 shares authorized;
    956,900 shares issued and outstanding at
    December 31, 2001; 966,370 shares issued and
    outstanding at June 30, 2002 ...............      4,929,216       5,213,918
   Series E, $.001 par value (aggregate  redemption
    amount and liquidation  preference of
    $2,013,677 at December 31, 2001 and $2,113,829
    at June 30, 2002); 500,000 shares authorized;
    336,600 shares issued and outstanding at
    December 31, 2001; 336,600 shares issued and
    outstanding at June 30, 2002 ...............      2,013,677       2,113,829

Stockholders' equity:
   Preferred stock, 2,975,000 shares authorized:
    Series A, $.001 par value; none issued .....             --              --
    Series B, $.001 par value; none issued .....             --              --
   Common stock, $.001 par value; 25,000,000 shares
    authorized; 7,861,702 shares issued and
    outstanding at December 31, 2001 and 8,625,716
    shares issued and outstanding at June 30, 2002        7,861           8,625
   Paid-in capital .............................     64,679,509      64,293,891
   Accumulated deficit .........................    (26,379,331)    (56,355,602)
                                                    ------------   -------------
Total stockholders' equity .....................     38,308,039       7,946,914
                                                    ------------   -------------

Total liabilities and stockholders' equity .....   $ 71,200,145    $ 41,757,065
                                                    ============   =============

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                             For the three months ended For the six months ended
                                      June 30,                  June 30,
                              ------------------------- ------------------------
                                 2001         2002         2001         2002
                                 ----         ----         ----         ----

Revenues ................... $23,678,603  $23,822,546  $45,555,024  $44,479,808
Cost of revenues earned ....  11,398,099   11,658,576   22,307,363   21,981,255
                             -----------  -----------  -----------  ------------
Gross profit ...............  12,280,504   12,163,970   23,247,661   22,498,553

Selling, general and
  administrative expenses ..  10,839,844   10,479,852   21,422,165   20,626,896
Depreciation expense .......     280,336      253,747      561,310      527,129
Amortization expense .......     701,200       33,890    1,397,423       68,537
                             -----------  -----------  -----------  ------------
Income (loss) from
  operations ...............     459,124    1,396,481     (133,237)   1,275,991

Equity in earnings of joint
  venture ..................          --       19,096           --       32,280
Interest expense ...........    (615,118)    (657,146)  (1,686,530)  (1,320,446)
Interest income ............      13,867       13,059       29,839       28,738
                             -----------  -----------  -----------  ------------
Income (loss) before income
  taxes ....................    (142,127)     771,490   (1,789,928)      16,563

Income tax expense (benefit)      38,500         (746)      71,600       (7,166)
                             -----------  -----------  -----------  ------------

Income (loss) before extra-
  ordinary item and cumula-
  tive effect of an
  accounting change ........    (180,627)     772,236   (1,861,528)      23,729
Extraordinary item--gain on
  forgiveness of debt ......          --           --    7,150,109           --
Cumulative effect of an
  accounting change--charge
  for impairment of goodwill          --           --           --  (30,000,000)
                             -----------  -----------  -----------  ------------
Net income (loss) ..........    (180,627)     772,236    5,288,581  (29,976,271)

Less non-cash Series D and
  E preferred stock dividends    (50,353)    (193,486)    (100,152)    (384,854)
Plus benefit of Series D pre-
  ferred stock redemption ..     397,350           --      397,350           --
                             -----------  -----------  -----------  ------------
                                 346,997     (193,486)     297,198     (384,854)
                             -----------  -----------  -----------  ------------
Net income (loss) attributable
  to common stockholders ... $   166,370  $   578,750  $ 5,585,779 $(30,361,125)
                             ===========  ===========  ===========  ============

Basic income (loss) per
  common share:
  Income (loss) attributable
    to common stockholders . $      0.02  $      0.06  $     (0.19) $     (0.04)
  Extraordinary item .......          --           --         0.86           --
  Cumulative effect of an
    accounting change ......          --           --           --        (3.35)
                             -----------  -----------  -----------  ------------
  Net income (loss)
    attributable to common
    stockholders ........... $      0.02  $      0.06  $      0.67  $     (3.39)
                             ===========  ===========  ===========  ============

Diluted income (loss) per
  common share:
  Income (loss) attributable
    to common stockholders . $      0.02  $      0.06  $     (0.19) $     (0.04)
  Extraordinary item .......          --           --         0.86           --
  Cumulative effect of an
    accounting change ......          --           --           --        (3.35)
                             -----------  -----------  -----------  ------------
  Net income (loss)
    attributable to common
    stockholders ........... $      0.02  $      0.06  $      0.67  $     (3.39)
                             ===========  ===========  ===========  ============

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the six months ended
                                                            June 30,
                                                   -----------------------------
                                                       2001             2002
                                                       ----             ----

Operating activities
Net income (loss) ..............................   $  5,288,581    $(29,976,271)
Adjustments to reconcile net income (loss) to
   net cash provided by operations:
   Extraordinary item--gain on forgiveness
     of debt ...................................     (7,150,109)             --
   Cumulative effect of an accounting change--
    charge related to impairment of goodwill ...             --      30,000,000
   Depreciation and amortization ...............      1,958,733         595,666
   Accretion of debt discount ..................        597,675         395,357
   Other .......................................             --        (190,000)
   Interest forgiven ...........................        360,000              --
   Interest added to principal .................        543,749              --
   Changes in operating assets and liabilities .        254,042          99,195
                                                    ------------    ------------
Net cash provided by operating activities ......      1,852,671         923,947


Investing activities
Payments for purchase of property and equipment        (274,342)       (367,911)
Other ..........................................        133,258         (17,107)
                                                    ------------    ------------
Net cash used in investing activities ..........       (141,084)       (385,018)

Financing activities
Increase in long-term debt .....................      7,291,618          86,247
Payments of long-term debt .....................     (7,878,905)       (236,779)
Redemption of Series D preferred stock .........        (10,000)             --
Proceeds from issuance of warrants .............        392,382              --
Financing costs deferred or expensed ...........       (222,621)             --
                                                    ------------    ------------
Net cash used in financing activities ..........       (427,526)       (150,532)
                                                    ------------    ------------
Net increase in cash and equivalents ...........      1,284,061         388,397
Cash and equivalents at beginning of period ....        392,326       2,387,583
                                                    ------------    ------------
Cash and equivalents at end of period ..........   $  1,676,387    $  2,775,980
                                                    ============    ============

See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     Certain reclassifications have been made to the June 30, 2001, financial statements to conform with June 30, 2002, classifications. The reclassifications have no effect on previously reported net income attributable to common stockholders.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Inventories

     Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites, as well as parts and supplies for retail operations.

3. Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the six-month periods ended June 30, 2001 and 2002, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses before preferred stock dividends, extraordinary item, and cumulative effect of an accounting change for the six-month periods ended June 30, 2001 and 2002, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

3. Income (Loss) per Common Share (Continued)

     Weighted average shares outstanding for the periods in which there were losses attributable to common stockholders were as follows:

                                                         Weighted Average Shares
                Period                                         Outstanding
     --------------------------------------                    -----------
     For the six months ended June 30, 2001                     8,293,870
     For the six months ended June 30, 2002                     8,946,634

     A reconciliation of basic to diluted share amounts used in computing the per share amounts for the three months ended June 30, 2001 and 2002 is as follows:

                                                        Three Months
                                                        Ended June 30,
                                                   2001                 2002
                                                   ----                 ----
Basic - weighted average shares outstanding      8,299,870           9,130,375
Dilutive effect of stock options and warrants    1,588,652           1,006,625
                                                 ---------           ---------
Diluted - weighted average shares outstanding
  and assumed conversions                        9,888,522          10,137,000
                                                 =========          ==========

     A reconciliation of income (loss) before extraordinary item and cumulative effect of an accounting change attributable to common stockholders used in computing the per share amounts for the three and six months ended June 30, are as follows:

                                       Three Months             Six Months
                                      Ended June 30,          Ended June 30,
                                      --------------          --------------
                                      2001      2002          2001       2002
                                      ----      ----          ----       ----
Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change                $(180,627) $ 772,236  $(1,861,528) $  23,729
Preferred stock dividends, net of
  benefit of redemption              346,997   (193,486)     297,198   (384,854)
                                   --------- ----------  ------------ ----------
Income before extraordinary item
  and cumulative effect of an
  accounting change attributable
  to common stockholders           $ 166,370 $  578,750  $(1,564,330) $(361,125)
                                   ========= ==========  ============ ==========

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

     The Company next evaluated its tangible and unidentifiable intangible assets and liabilities to estimate their fair values. Management determined that the fair value of tangible assets and liabilities did not differ significantly from book value, and that the Company's intangible assets do not have separately identifiable value, nor do they have measurable value if sold in conjunction with tangible assets.

     As a result of the analysis, a charge for impairment of goodwill of $30 million was recorded in the first quarter of 2002 as the cumulative effect of adopting this change in accounting.

     In future periods goodwill must be evaluated at least once per year, and more frequently under certain conditions. Goodwill impairment in future periods, if any, will be charged to continuing operations. The Company's method of determining goodwill impairment is particularly dependent upon operating cash flow.

     The income (loss) before extraordinary item and cumulative effect of an accounting change attributable to common stockholders as reconciled in Note 3 adjusted to a comparable basis for goodwill amortization is as follows:

                                       Three Months           Six Months
                                      Ended June 30,         Ended June 30,
                                    ------------------   ----------------------
                                      2001      2002         2001       2002
                                      ----      ----         ----       ----
Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change attributable to
  common stockholders as reported
  in Note 3                         $166,370  $578,750   $(1,564,330) $(361,125)
Add back goodwill amortization       664,809         -     1,327,874          -
                                    --------  --------   -----------  ---------
Adjusted income (loss) before
  extraordinary item and cumula-
  tive effect of an accounting
  change attributable to common
  stockholders                      $831,179  $578,750   $  (236,456) $(361,125)
                                    ========  ========   =========== ==========

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

4. Goodwill (Continued)

                                       Three Months           Six Months
                                      Ended June 30,         Ended June 30,
                                    ------------------   ----------------------
                                      2001      2002         2001       2002
                                      ----      ----         ----       ----
Basic income (loss) per share:
Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change attributable to
  common stockholders as reported   $    .02  $    .06   $     (0.19) $    (.04)
Add back goodwill amortization           .08         -           .16          -
                                    --------  --------   ------------ ----------
Adjusted income (loss) before
  extraordinary item and cumula-
  tive effect of an accounting
  change attributable to common
  stockholders                      $    .10  $    .06   $      (.03) $    (.04)
                                    ========  ========   ============ ==========

Diluted income (loss) per share:
Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change attributable to
  common stockholders as reported   $    .02  $    .06   $      (.19) $    (.04)
Add back goodwill amortization           .06         -           .16          -
                                    --------  --------   ------------ ----------
Adjusted income (loss) before
  extraordinary item and cumula-
  tive effect of an accounting
  change attributable to common
  stockholders                      $    .08  $    .06   $      (.03) $    (.04)
                                    ========  ========   ============ ==========

     Information regarding goodwill by segment is as follows:

                                    Manufacturing     Retail
                                        Segment       Segment          Total
Carrying amount of goodwill
  at December 31, 2001              $ 4,017,782    $ 54,340,960    $ 58,358,742
Impairment write-off                 (2,547,219)    (27,452,781)    (30,000,000)
                                    ------------   -------------   -------------
Goodwill at June 30, 2002
  after impairment write-off        $ 1,470,563    $ 26,888,179    $ 28,358,742
                                    ============   =============   =============

5.       Segment Information

     For the three month periods ended June 30, 2001 and 2002, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into two reportable operating segments: manufacturing and retail.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

     Segment information for the three months and six months ended June 30, was as follows:

         For the three months        Manu-
          ended June 30, 2001     facturing    Retail    Corporate  Consolidated
          -------------------     ---------- ----------- ---------- ------------
Revenues from external customers $1,833,713 $21,809,469 $   35,421  $23,678,603
Intersegment revenues               275,215           -          -      275,215
Income (loss) from operations       214,844     892,411   (648,131)     459,124
Total assets                      6,930,494  63,158,157  1,816,084   71,904,735

         For the three months        Manu-
          ended June 30, 2002     facturing    Retail    Corporate  Consolidated
          -------------------     ---------- ----------- ---------- ------------
Revenues from external customers $1,783,383 $21,937,489 $  101,674  $23,822,546
Intersegment revenues               315,628           -          -      315,628
Income (loss) from operations       342,240   1,567,761   (513,520)   1,396,481
Total assets                      4,447,014  33,999,403  3,310,649   41,757,065

          For the six months         Manu-
          ended June 30, 2001     facturing    Retail    Corporate  Consolidated
          -------------------     ---------- ----------- ---------- ------------

Revenues from external customers $3,111,965 $42,391,358 $   51,701  $45,555,024
Intersegment revenues               419,262           -          -      419,262
Income (loss) from operations        75,741   1,260,669 (1,469,647)    (133,237)


          For the six months         Manu-
          ended June 30, 2002     facturing    Retail    Corporate  Consolidated
          -------------------     ---------- ----------- ---------- ------------

Revenues from external customers $2,815,282 $41,481,974 $  182,552  $44,479,808
Intersegment revenues               474,014           -          -      474,014
Income (loss) from operations       189,628   2,111,402 (1,025,038)   1,275,991

6. Contingencies and Commitments

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled PRO FUTURES BRIDGE CAPITAL FUND, L.P. V. THERMOVIEW INDUSTRIES, INC., ET AL., Civil Action

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

6. Contingencies and Commitments (Continued)

No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, an employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView's common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability on the remainder of the clams. ThermoView also exercised an election for the removal of the action to the US District Court of Colorado, and the matter was designated by the US District Court as Civil Action No. 00-B-722. Pro Futures filed a motion to remand the action back to the original venue. The Court rendered an opinion which dismissed certain named individuals due to lack of personal jurisdiction in Colorado courts and retained venue within the US District Court. In December 2001, the Court granted summary judgment dismissing all defendants. In January 2002, Pro Futures filed a notice of appeal to the Court's decision and the Court has yet to rule on the appeal. Although ThermoView continues to believe that the claims are without merit and intends to vigorously defend the suit, we cannot predict the outcome of the matter, however, it could have a material adverse effect on our results of operations and cash flow. No amounts have been provided in the accompanying consolidated financial statements for this matter.

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

     On November 19, 2001, Nelson E. Clemmens, former director and president of the Company, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank, N.A. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

6. Contingencies and Commitments (Continued)

regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. The Clemmens suit seeks to determine the respective rights and duties of the parties concerning the loss of collateral. Our management believes that no payment should be made for loss of guarantor collateral and we have filed a motion for summary judgment in defense of our legal position. An unfavorable determination of our position regarding this matter could have a material adverse effect on our cash flow.

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

     In the second quarter of 2002, the Company issued 224,272 shares of common stock upon the cashless exercise of a stock purchase warrant issued in connection with the Series C preferred stock.

     The first and second quarter issuances completed the cashless exercise of the 1,100,000 warrants outstanding related to the Series C preferred stock.

     In January 2002, options were granted to purchase 60,000 shares of common stock at $.87 per share. In April 2002, options were granted to purchase 50,000 shares at $1.02 per share.

8. Subsequent Events

     Subsequent to June 30, 2002, the Company retired $1.2 million of Series A and B senior debt.

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

Historical Results Of Operations

                                      For the three months    For the six months
                                          ended June 30,         ended June 30,
                                      --------------------    ------------------
                                        2001       2002       2001        2002
                                      --------   --------   --------   ---------
                                                    (In thousands)
Revenues ..........................   $ 23,678   $ 23,823   $ 45,555   $ 44,480

Cost of revenues earned ...........     11,398     11,659     22,307     21,981
                                      --------   --------   --------   ---------

Gross profit ......................     12,280     12,164     23,248     22,499

Selling, general and administrative
  expenses ........................     10,840     10,480     21,423     20,627
Depreciation expense ..............        280        254        561        527
Amortization expense ..............        701         34      1,397         69
                                      --------   --------   --------   ---------

Income (loss) from operations .....        459      1,396       (133)     1,276

Equity in earnings of joint venture         --         19         --         32
Interest expense ..................       (615)      (657)    (1,687)    (1,320)
Interest income ...................         14         13         30         29
                                      --------   --------   --------   ---------

Income (loss) before income taxes .       (142)       771     (1,790)        17

Income tax expense (benefit) ......         39         (1)        71         (7)
                                      --------   --------   --------   ---------

Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change ...............       (181)       772     (1,861)        24

Extraordinary item - gain on
  forgiveness of debt..............         --         --      7,150         --

Cumulative  effect of an  accounting
  change--charge for impairment of
  goodwill ........................         --         --         --    (30,000)
                                      --------   --------   --------   ---------

Net income (loss) .................       (181)       772      5,289    (29,976)

Less  non-cash  Series  D  and  E
  preferred  stock dividends ......        (50)      (193)      (100)      (385)

Plus benefit of Series D preferred
  stock redemption ................        397         --        397         --
                                      --------   --------   --------   ---------

                                           347      (193)        297       (385)
                                      --------   --------   --------   ---------

Net income (loss) attributable to
  common stockholders .............   $    166   $    579   $  5,586   $(30,361)
                                      ========   ========   ========   =========

Three Months Ended June 30, 2002 Compared to June 30, 2001

     Revenues. Revenues increased from $23.7 million in the second quarter of 2001 to $23.8 million in the second quarter of 2002. This revenue increase is due primarily to fluctuations in revenues of our retail subsidiaries. Thomas Construction, our St. Louis retail subsidiary, reported $635,000 more revenue in the second quarter of 2002 compared to the same period in 2001 due to improved subsidiary management focus on marketing. ThermoView of California, our Southern California retail subsidiary, reported $291,000 more revenue in the second quarter of 2002 compared to the same period in 2001 due to a new Orange County branch. Leingang, our North Dakota retail subsidiary, reported $728,000 more revenue in the second quarter of 2002 compared to the same period in 2001 due to significant backlog caused by a severe hailstorm in June 2001. Thermo-Shield, our Chicago retail subsidiary, reported $949,000 less revenue in the second quarter of 2002 compared to the same period in 2001. This subsidiary continues to be underperforming following a change in its lead generation strategy and change in subsidiary management. ThermoView's management is closely monitoring this subsidiary in an effort to improve its performance. Rolox, our Kansas City, Missouri, retail subsidiary reported $646,000 less revenue in the second quarter of 2002 compared to the same period in 2001. This subsidiary eliminated a customer sales incentive program in 2002 and experienced staff turnover which had an adverse impact on revenues.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $12.3 million in the second quarter of 2001 to $12.2 million in the second quarter of 2002. As a percentage of revenues, gross profit decreased from 51.9% for the quarter ended June 30, 2001, to 51.1% for the quarter ended June 30, 2002. The lower gross profit percentage in the quarter ended June 30, 2002, resulted from increased installation labor costs, increased insurance costs and increased other costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $10.8 million in the quarter ended June 30, 2001 to $10.5 million in the same quarter of 2002. Selling, general and administrative expenses as a percentage of revenues decreased from 45.8% in the second quarter of 2001, to 44.0% in the second quarter of 2002. The decrease in selling, general and administrative expenses in the second quarter of 2002 represents a concerted effort by management to reduce corporate and field expenses. We have reduced salary expense, phone expense and various other administrative costs.

     Depreciation Expense. Depreciation expense decreased from $280,000 in the second quarter of 2001 to $254,000 in the second quarter of 2002, reflecting relatively constant levels of property and equipment.

     Amortization Expense. Amortization expense decreased from $701,000 in the second quarter of 2001 to $34,000 in the second quarter of 2002. This decrease resulted from the adoption of the new accounting standard relating to goodwill.

     Interest Expense. Interest expense increased from $615,000 in the second quarter of 2001 to $657,000 in the second quarter of 2002. This increase results from additional amounts of debt owed to GE Equity related to their agreement to defer interest payments in 2001.

     Income Tax (Expense) Benefit. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2001 or 2002. Income tax expense in the second quarter of 2001 relates to state income taxes. Income tax benefit in the second quarter of 2002 relates to some minor state tax refunds.

     Non-Cash Dividends. Non-cash dividends in the second quarter of 2001 represent accrued dividends on the Series E preferred stock. Non-cash dividends in the second quarter of 2002 represent accrued dividends on the Series D and E preferred stock.

     Benefit of Series D Stock Redemption. We redeemed 99,470 shares of Series D preferred stock with a carrying amount of $497,350 for $100,000 from the prior owners of an acquired business. We have reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in the second quarter of 2001.

Six Months Ended June 30, 2002 Compared to June 30, 2001

     Revenues. Revenues decreased from $45.6 million in the first six months of 2001 to $44.5 million in the same period of 2002. This revenue decrease of $1.1 million is due primarily to fluctuations in revenues of our retail subsidiaries. Thomas Construction, our St. Louis retail subsidiary, reported $488,000 more revenue in the first half of 2002 compared to the same period in 2001 due to improved subsidiary management focus on marketing. ThermoView of California, our Southern California retail subsidiary, reported $341,000 more revenue in the first half of 2002 compared to the same period in 2001 due to a new Orange County branch. Leingang, our North Dakota retail subsidiary, reported $989,000 more revenue in the first half of 2002 compared to the same period in 2001 due to significant backlog caused by a severe hailstorm in June 2001. Thermo-Shield, our Chicago retail subsidiary, reported $1,814,000 less revenue in the first half of 2002 compared to the same period in 2001. This subsidiary continues to be underperforming following a change in its lead generation strategy and change in subsidiary management. ThermoView's management is closely monitoring this subsidiary in an effort to improve its performance. Rolox, our Kansas City, Missouri, retail subsidiary reported $690,000 less revenue in the first half of 2002 compared to the same period in 2001. This subsidiary eliminated a customer sales incentive program in 2002 and experienced staff turnover which had an adverse impact on revenues.

     Gross Profit. Gross profit decreased from $23.2 million in the first half of 2001 to $22.5 million in the first half of 2002. As a percentage of revenues, gross profit decreased from 51.0% in the first half of 2001 to 50.6% in the first half of 2002. The lower gross profit percentage in the first half of 2002 resulted from increased installation labor costs, increased insurance costs and increased other costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $21.4 million in the first half of 2001 to $20.6 million in the first half of 2002. Selling, general and administrative expenses as a percentage of revenues decreased from 47.0% in the first half of 2001, to 46.4% in the first half of 2002. The decrease in selling, general and administrative expenses in the first half of 2002 represents a concerted effort by management to reduce corporate and field expenses. We have reduced salary expense, phone expense, and various other administrative costs.

     Depreciation Expense. Depreciation expense decreased from $561,000 in the first half of 2001 to $527,000 in the first half of 2002, reflecting relatively constant levels of property and equipment.

     Amortization Expense. Amortization expense decreased from $1.4 million in the first half of 2001 to $69,000 in the first half of 2002. This decrease results from the adoption of the new accounting standard relating to goodwill.

     Interest Expense. Interest expense decreased from $1.7 million in the first half of 2001 to $1.3 million in the first half of 2002. This decrease results from the reduction of interest related to the elimination of nearly $7.0 million of debt during the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $10 million of our debt, and extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount.

     Income Tax Expense. Due to operating losses, management concluded that it was more likely than not that deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2001 or 2002. Income tax expense in the first half of 2001 relates to state income taxes. Income tax benefit in the first half of 2002 relates to some minor state tax refunds.

     Extraordinary Item. The extraordinary item in the first half of 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001. The $7.2 million extraordinary gain is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC Bank.

     Non-Cash Dividends. Non-cash dividends in the first half of 2001 represent accrued dividends on the Series E preferred stock. Non-cash dividends in the first half of 2002 represent accrued dividends on the Series D and E preferred stock.

     Benefit of Series D Stock Redemption. We redeemed 99,470 shares of Series D preferred stock with a carrying amount of $497,350 for $100,000 from the prior owners of an acquired business. We have reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in the first half of 2001.

Liquidity And Capital Resources

     As of June 30, 2002, we had cash and equivalents of $2.8 million, working capital of $2.3 million, $18.0 million of long-term debt, net of current maturities, and $7.3 million of mandatorily redeemable preferred stock. Our operating activities for the six months ended June 30, 2001, provided $1.9 million of cash. Our operating activities for the six months ended June 30, 2002, provided $924,000 of cash.

     The use of $141,000 of cash for investing activities for the six months ended June 30, 2001, related to the acquisition of $274,000 of property and equipment offset principally by collection of finance receivables. The use of $385,000 of cash for investing activities for the six months ended June 30, 2002 related primarily to the acquisition of property and equipment.

     Financing activities for the six months ended June 30, 2001, used $428,000 of cash. The financing activities primarily relate to the debt restructuring that occurred in March 2001. We used $151,000 in cash for financing activities in the six months ended June 30, 2002, primarily for repayment of debt.

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

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of June 30, 2002, we are not in default under any of our debt arrangements.

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

     On or before our debt matures in 2004, we anticipate either extending the term of our current financing or refinancing it. Management retired $1.2 million of debt subsequent to June 30, 2002, and intends to further retire debt by internally generated cash in 2002 (in the range of $2 million to $2.5 million), but will keep adequate levels of cash on hand for working capital purposes.

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $500,000 to $900,000 annually.

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations or cash flow through December 2002 because of the Pro Futures, Ferguson or Clemmens litigation described in Part II, Item 1, Legal Proceedings. Although ThermoView believes the claims in these lawsuits are without merit and intends to vigorously defend the suits, an adverse outcome, in the Pro Futures or the Clemmens actions could have a material adverse effect on our results of operations and cash flow.

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

     On November 19, 2001, Nelson E. Clemmens, former director and president of the Company, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank, N.A. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. The Clemmens suit seeks to determine the respective rights and duties of the parties concerning the loss of collateral. Our management believes that no payment should be made for loss of guarantor collateral and we have filed a motion for summary judgment in defense of our legal position. An unfavorable determination of our position regarding this matter could have a material adverse effect on our cash flow.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

a. ThermoView held its annual meeting of stockholders on April 25, 2002, at 10:00 a.m., eastern daylight time, at the Louisville Marriott East, 1903 Embassy Square Boulevard, Louisville, Kentucky.

b. At the annual meeting, stockholders elected three individuals as Class III members of our Board of Directors.
                                                                      Broker Non
        Name              For      Against    Withheld   Abstentions     Votes
        ----              ---      -------    --------   -----------  ----------
Robert L. Cox          7,031,260      334         0             0          0
Stephen A. Hoffmann    6,872,592      334      158,334          0          0
Charles L. Smith       7,015,390      334       15,536          0          0

     The following directors remained on the Board of Directors as Class I and Class II directors immediately after the annual meeting:

         Class I                                     Class II
         -------                                     --------
         Ronald L. Carmicle                 J. Sherman Henderson, III
         Raymond C. Dauenhauer              Rodney H. Thomas
         Bruce C. Merrick                   George T. Underhill, III

c.   Not applicable.

d.   Not applicable.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

         Stock option grant awarded to Charles L. Smith.

(b)  Reports on Form 8-K.

     (1) On May 2, 2002, ThermoView filed a Form 8-K reporting a change in certifying accountants. On April 25, 2002, the Board of Directors of ThermoView, on the recommendation of the Audit Committee, dismissed Arthur

          Andersen LLP and engaged Crowe, Chizek and Company LLP as ThermoView's independent certifying accountants for the year ended December 31, 2002.

          Arthur Andersen LLP was notified of their dismissal on April 25, 2002.

          The reports of Arthur Andersen LLP on the ThermoView's consolidated financial statements for the period ended December 31, 2001, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

          During the period ended December 31, 2001, and the subsequent interim period preceding the dismissal of Arthur Andersen LLP on April 25, 2002, no reportable events occurred in connection with the relationship between Arthur Andersen LLP and ThermoView.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ThermoView Industries, Inc.



Date:  August 14, 2002                      By:    /s/ Charles L. Smith
                                            ------------------------------------
                                                   Charles L. Smith,
                                                   Chief Executive Officer
                                                   (principal executive officer)


Date:  August 14, 2002                      By:    /s/ James J. TerBeest
                                            ------------------------------------
                                                   James J. TerBeest,
                                                   Chief Financial Officer
                                                   (principal financial and
                                                    accounting officer)


     Charles L. Smith and James J. TerBeest, being the Chief Executive Officer and Chief Financial Officer, respectively, of ThermoView Industries, Inc., hereby certify as of this 14th day of August, 2002, that the Form 10-Q for the Quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ThermoView Industries, Inc.

                                            By:    /s/ Charles L. Smith
                                            ------------------------------------
                                                   Charles L. Smith,
                                                   Chief Executive Officer


                                            By:    /s/ James J. TerBeest
                                            ------------------------------------
                                                   James J. TerBeest,
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

  Exhibit
   Number                    Description of Exhibits
   10.109     --   Stock option grant awarded to Charles L. Smith.

Exhibit 10.109


                           THERMOVIEW INDUSTRIES, INC.
                             2000 STOCK OPTION PLAN

                             INCENTIVE STOCK OPTION
                               (NON-TRANSFERABLE)

                               OPTION CERTIFICATE

     ThermoView Industries, Inc., a Delaware corporation ("Company"), pursuant to action of the Board and in accordance with the ThermoView Industries, Inc. 2000 Stock Option Plan ("Plan"), hereby grants an Incentive Stock Option ("Option") to Charles L. Smith ("Employee") to purchase from the Company 50,000 shares of Stock, at an Option Price of $1.02 per share, which Option is subject to all of the terms and conditions set forth in this Option Certificate and in the Plan. This Option is effective as of April 12, 2002 ("Option Grant Date").

                                    THERMOVIEW INDUSTRIES, INC.



                                    By:      /s/ James J. TerBeest
                                       -----------------------------------------

                                    Title:   Chief Financial Officer
                                       -----------------------------------------


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

     ss. 3. Date Exercisable. This Option shall become exercisable in accordance with the attached vesting schedule on any normal business day of the Company occurring on or after the first date set forth in the attached vesting schedule and before the date this Option expires under ss. 4.

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

     ss. 4.1 For purposes of this Option, "good cause" for termination of Employee's employment shall exist only if (a) Employee is convicted of, pleads guilty to, or confesses to any act of fraud, misappropriation or embezzlement or to any felony, (b) Employee has engaged in a dishonest or disloyal act resulting in material damage or prejudice to the Company or (c) Employee has engaged in conduct or activities materially damaging or prejudicial to the property, business or reputation of the Company.

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

     ss. 6. Delivery. The Company's delivery of Stock pursuant to the exercise of this Option (as described inss.5) shall discharge the Company of all of its duties and responsibilities with respect to this Option.

     ss. 7 Adjustment. The Board shall have the right to make such adjustments to this Option as described underss.14 of the Plan.

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

     ss. 17. Binding Effect. This Option shall be binding upon the Company and Employee and their respective heirs, executors, administrators and successors.

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



                                    ____________________________________________
                                    Signature



                                    ____________________________________________
                                    ____________________________________________
                                    Address


                                             -        -
                                    --------- -------- ----------------
                                    Social Security Number

Dated: _________________