Form 10-Q
period 2002-09-30
THERMOVIEW INDUSTRIES INC
filed 2002-11-14
CIK 1083753

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

                For the quarterly period ended September 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of October 31, 2002, 8,628,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
     Item 1. Financial Statements..............................................1
         Condensed Consolidated Balance Sheets.................................1
         Condensed Consolidated Statements of Operations.......................2
         Condensed Consolidated Statements of Cash Flows.......................3
         Notes to Condensed Consolidated Financial Statements..................4
     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................12
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......18
     Item 4. Controls and Procedures..........................................18
Part II Other Information
     Item 1. Legal Proceedings................................................19
     Item 2. Changes in Securities and Use of Proceeds........................20
     Item 3. Defaults Upon Senior Securities..................................20
     Item 4. Submission of Matters to a Vote of Security Holders..............20
     Item 5. Other Information................................................20
     Item 6. Exhibits and Reports on Form 8-K.................................20
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                                   December 31,   September 30,
                                                        2001    2002 (Unaudited)
                                                  ------------- ----------------
Assets
Current assets:
   Cash and equivalents ........................   $  2,387,583    $  2,253,996
   Receivables:
     Trade .....................................      3,618,474       4,506,783
     Other .....................................        275,400         174,638
   Costs in excess of billings on
     uncompleted contracts .....................        973,628         651,453
   Inventories .................................      1,749,917       2,050,512
   Prepaid expenses and other current assets ...        907,881         632,347
                                                   ------------    -------------
Total current assets ...........................      9,912,883      10,269,729

Property and equipment, net ....................      2,665,382       2,649,100

Other assets:
   Goodwill, net ...............................     58,358,742      28,358,742
   Other assets ................................        263,138         272,525
                                                    ------------   -------------
                                                     58,621,880      28,631,267
                                                    ------------   -------------

Total assets ...................................   $ 71,200,145    $ 41,550,096
                                                   ============    =============
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable ............................   $  3,928,781    $  4,303,012
   Accrued expenses ............................      2,617,533       3,135,949
   Billings in excess of costs on...............
     uncompleted contracts......................      1,064,153         899,946
   Income taxes payable ........................         52,450          52,450
   Current portion of long-term debt ...........        285,411         241,684
                                                   ------------    -------------
Total current liabilities ......................      7,948,328       8,633,041


Long-term debt .................................     17,631,967      17,184,079
Other long-term liabilities ....................        368,918         145,955

Mandatorily redeemable preferred stock:
   Series C, $.001 par value, 25,000 shares
    authorized; none issued ....................             --              --
   Series D, $.001 par value (aggregate redemption
    amount and liquidation  preference of
    $4,929,216 at December 31, 2001 and
    $5,384,998 at September 30, 2002); 1,500,000
    shares authorized; 956,900 shares issued and
    outstanding at December 31, 2001 and
    September 30, 2002..........................      4,929,216       5,384,998
   Series E, $.001 par value (aggregate  redemption
    amount and liquidation  preference of
    $2,013,677 at December 31, 2001 and
    $2,192,508 at September 30, 2002); 500,000
    shares authorized; 336,600 shares issued and
    outstanding at December 31, 2001 and
    September 30, 2002..........................      2,013,677       2,192,508

Stockholders' equity:
   Preferred stock, 2,975,000 shares authorized:
    Series A, $.001 par value; none issued .....             --              --
    Series B, $.001 par value; none issued .....             --              --
   Common stock, $.001 par value; 25,000,000
    shares authorized; 7,861,702 shares issued
    and outstanding at December 31, 2001 and
    8,628,716 shares issued and outstanding at
    September 30, 2002..........................          7,861           8,628
   Paid-in capital .............................     64,679,509      64,046,004
   Accumulated deficit .........................    (26,379,331)    (56,045,117)
                                                    ------------   -------------
Total stockholders' equity .....................     38,308,039       8,009,515
                                                    ------------   -------------

Total liabilities and stockholders' equity .....   $ 71,200,145    $ 41,550,096
                                                    ============   =============

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                      For the                 For the
                                  three months ended      nine months ended
                                    September 30,            September 30,
                              ------------------------- ------------------------
                                 2001         2002         2001         2002
                                 ----         ----         ----         ----

Revenues ................... $22,639,563  $22,117,216  $68,194,587  $66,597,024
Cost of revenues earned ....  11,385,551   11,349,514   33,692,913   33,330,767
                             -----------  -----------  -----------  ------------
Gross profit ...............  11,254,012   10,767,702   34,501,674   33,266,257

Selling, general and
  administrative expenses ..   9,961,395    9,666,491   31,383,561   30,293,389
Depreciation expense .......     292,175      241,886      853,485      769,015
Amortization expense .......     703,862        2,311    2,101,285       70,848
                             -----------  -----------  -----------  ------------
Income from operations .....     296,580      857,014      163,343    2,133,005

Equity in earnings of joint
  venture ..................          --       16,284           --       48,564
Interest expense ...........    (618,549)    (680,424)  (2,305,079)  (2,000,870)
Interest income ............      16,255       22,436       46,094       51,174
                             -----------  -----------  -----------  ------------
Income (loss) before income
  taxes ....................    (305,714)     215,310   (2,095,642)     231,873

Income tax expense (benefit)       2,000      (95,175)      73,600     (102,341)
                             -----------  -----------  -----------  ------------

Income (loss) before extra-
  ordinary item and cumula-
  tive effect of an
  accounting change ........    (307,714)     310,485   (2,169,242)     334,214
Extraordinary item--gain on
  forgiveness of debt ......          --           --    7,150,109           --
Cumulative effect of an
  accounting change--charge
  for impairment of goodwill          --           --           --  (30,000,000)
                             -----------  -----------  -----------  ------------
Net income (loss) ..........    (307,714)     310,485    4,980,867  (29,665,786)

Less non-cash Series D and
  E preferred stock dividends    (50,906)    (249,759)    (151,058)    (634,613)
Plus benefit of Series D pre-
  ferred stock redemption ..          --           --      397,350           --
                             -----------  -----------  -----------  ------------
                                  50,906     (249,759)     246,292     (634,613)
                             -----------  -----------  -----------  ------------
Net income (loss) attributable
  to common stockholders ... $  (358,620) $    60,726  $ 5,227,159 $(30,300,399)
                             ===========  ===========  ===========  ============

Basic income (loss) per
  common share:
  Income (loss) attributable
    to common stockholders . $     (0.04) $      0.01  $     (0.23) $     (0.03)
  Extraordinary item .......          --           --         0.86           --
  Cumulative effect of an
    accounting change ......          --           --           --        (3.33)
                             -----------  -----------  -----------  ------------
  Net income (loss)
    attributable to common
    stockholders ........... $     (0.04) $      0.01  $      0.63  $     (3.36)
                             ===========  ===========  ===========  ============

Diluted income (loss) per
  common share:
  Income (loss) attributable
    to common stockholders . $     (0.04) $      0.01  $     (0.23) $     (0.03)
  Extraordinary item .......          --           --         0.86           --
  Cumulative effect of an
    accounting change ......          --           --           --        (3.33)
                             -----------  -----------  -----------  ------------
  Net income (loss)
    attributable to common
    stockholders ........... $     (0.04) $      0.01  $      0.63  $     (3.36)
                             ===========  ===========  ===========  ============

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the nine months ended
                                                            September 30,
                                                   -----------------------------
                                                       2001             2002
                                                       ----             ----

Operating activities
Net income (loss) ..............................   $  4,980,867    $(29,665,786)
Adjustments to reconcile net income (loss) to
   net cash provided by operations:
   Extraordinary item--gain on forgiveness
     of debt ...................................     (7,150,109)             --
   Cumulative effect of an accounting change--
    charge related to impairment of goodwill ...             --      30,000,000
   Depreciation and amortization ...............      2,954,770         839,863
   Accretion of debt discount ..................        795,351         637,873
   Other .......................................             --        (190,000)
   Interest forgiven ...........................        360,000              --
   Interest added to principal .................        812,498              --
   Changes in operating assets and liabilities .         96,268         213,297
                                                    ------------    ------------
Net cash provided by operating activities ......      2,849,645       1,835,247

Investing activities
Payments for purchase of property and equipment        (406,940)       (453,514)
Other ..........................................        167,274         (37,589)
                                                    ------------    ------------
Net cash used in investing activities ..........       (239,666)       (491,103)

Financing activities
Increase in long-term debt .....................      7,291,618          62,633
Payments of long-term debt .....................     (8,002,403)     (1,542,239)
Redemption of Series D preferred stock .........       (100,000)             --
Proceeds from issuance of warrants .............        392,382              --
Proceeds from exercise of stock options ........             --           1,875
Financing costs deferred or expensed ...........       (222,621)             --
                                                    ------------    ------------
Net cash used in financing activities ..........       (641,024)     (1,477,731)
                                                    ------------    ------------
Net increase (decrease) in cash and equivalents       1,968,955        (133,587)
Cash and equivalents at beginning of period ....        392,326       2,387,583
                                                    ------------    ------------
Cash and equivalents at end of period ..........   $  2,361,281    $  2,253,996
                                                    ============    ============

See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The new accounting standards issued but not effective as of September 30,2002, will not have a material effect on the financial statements.

     Certain reclassifications have been made to the September 30, 2001, financial statements to conform with September 30, 2002, classifications. The reclassifications have no effect on previously reported net income attributable to common stockholders.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Inventories

     Inventories consist principally of components for the manufacturing of windows such as glass, vinyl and other composites, as well as parts and supplies for retail operations.

3.   Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the nine-month periods ended September 30, 2001 and 2002, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses before preferred stock dividends, extraordinary item, and cumulative effect of an accounting change for the three-month period ended

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

3. Income (Loss) per Common Share (Continued)

September 30, 2001 and the nine-month periods ended September 30, 2001 and 2002, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

     Weighted average shares outstanding for the periods in which there were losses attributable to common stockholders were as follows:

                                                             Weighted Average
        Period                                              Shares Outstanding
        ---------------------------------------------      -------------------
        For the three months ended September 30, 2001           8,305,804
        For the nine months ended September 30, 2001            8,297,892
        For the nine months ended September 30, 2002            9,028,327

     A reconciliation of basic to diluted share amounts used in computing the per share amounts for the three months ended September 30, 2002 is as follows:

Basic - weighted average shares outstanding                      9,189,048
Dilutive effect of stock options and warrants                      997,163
                                                                ----------
Diluted - weighted average shares outstanding
  and assumed conversions                                       10,186,211
                                                                ==========

     A reconciliation of income (loss) before extraordinary item and cumulative effect of an accounting change attributable to common stockholders used in computing the per share amounts for the three and nine months ended September 30, are as follows:

                                       Three Months             Nine Months
                                    Ended September 30,     Ended September 30,
                                    -------------------     -------------------
                                      2001      2002          2001       2002
                                      ----      ----          ----       ----
Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change                $(307,714) $ 310,485  $(2,169,242) $ 334,214
Preferred stock dividends, net of
  benefit of redemption              (50,906)  (249,759)     246,292   (634,613)
                                   ---------  ---------- ------------ ----------
Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change attributable
  to common stockholders           $(358,620) $  60,726  $(1,922,950) $(300,399)
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

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 31, 2002
                                   (UNAUDITED)

4. Goodwill (Continued)

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

     The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values. Management determined that the fair value of tangible assets and liabilities did not differ significantly from book value, and that the Company's identifiable intangible assets do not have separately identifiable value, nor do they have measurable value if sold in conjunction with tangible assets.

     As a result of the analysis of the amount to be attributable to goodwill, a charge for impairment of goodwill of $30 million was recorded in the first quarter of 2002 as the cumulative effect of adopting this change in accounting.

     In future periods goodwill must be evaluated at least once per year, and more frequently under certain conditions. Goodwill impairment in future periods, if any, will be charged to continuing operations. The Company's method of determining goodwill impairment is particularly dependent upon operating cash flow. During October 2002, management determined that the Company would not achieve previously disclosed EBITDA guidance and issued revised guidance. As a result of the lower than expected EBITDA, management revisited their prior goodwill evaluation, taking into account the lower anticipated cash flows, and concluded that goodwill was not impaired.

     The income (loss) before extraordinary item and cumulative effect of an accounting change attributable to common stockholders as reconciled in Note 3 adjusted to a comparable basis for goodwill amortization is as follows:

                                       Three Months           Nine Months
                                    Ended September 30,    Ended September 30,
                                    ------------------   ----------------------
                                      2001      2002         2001       2002
                                      ----      ----         ----       ----
Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change attributable to
  common stockholders as reported
  in Note 3                        $(358,620) $ 60,726   $(1,922,950) $(300,399)
Add back goodwill amortization       668,300         -     1,996,174          -
                                    --------  --------   -----------  ----------
Adjusted income (loss) before
  extraordinary item and cumula-
  tive effect of an accounting
  change attributable to common
  stockholders                      $309,680  $ 60,726   $    73,224  $(300,399)
                                    ========  ========   ===========  ==========

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 31, 2002
                                   (UNAUDITED)

4. Goodwill (Continued)

                                       Three Months            Nine Months
                                    Ended September 30,    Ended September 30,
                                    ------------------   ----------------------
                                      2001      2002         2001       2002
                                      ----      ----         ----       ----
Basic income (loss) per share:
Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change attributable to
  common stockholders as reported   $   (.04) $    .01   $     (0.23) $    (.03)
Add back goodwill amortization           .08         -           .24          -
                                    --------  --------   ------------ ----------
Adjusted income (loss) before
  extraordinary item and cumula-
  tive effect of an accounting
  change attributable to common
  stockholders                      $    .04  $    .01   $       .01  $    (.03)
                                    ========  ========   ============ ==========

Diluted income (loss) per share:
Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change attributable to
  common stockholders as reported   $   (.04) $    .01   $      (.23) $    (.03)
Add back goodwill amortization           .08         -           .24          -
                                    --------  --------   ------------ ----------
Adjusted income (loss) before
  extraordinary item and cumula-
  tive effect of an accounting
  change attributable to common
  stockholders                      $    .04  $    .01   $       .01  $    (.03)
                                    ========  ========   ============ ==========

     Information regarding goodwill by segment is as follows:

                                    Manufacturing     Retail
                                        Segment       Segment          Total
Carrying amount of goodwill
  at December 31, 2001              $ 4,017,782    $ 54,340,960    $ 58,358,742
Impairment write-off                 (2,547,219)    (27,452,781)    (30,000,000)
                                    ------------   -------------   -------------
Goodwill at September 30, 2002
  after impairment write-off        $ 1,470,563    $ 26,888,179    $ 28,358,742
                                    ============   =============   =============

5.   Segment Information

     For the three month periods ended September 30, 2001 and 2002, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into two reportable operating segments: manufacturing and retail.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

     Segment information for the three months and nine months ended September 30, was as follows:

For the three months               Manu-
ended September 30, 2001         facturing    Retail    Corporate  Consolidated
------------------------         ---------- ----------- ---------- ------------
Revenues from external customers $2,011,178 $20,597,090 $   31,295  $22,639,563
Intersegment revenues               324,172           -          -      324,172
Income (loss) from operations       267,205     740,490   (711,115)     296,580
Total assets                      6,758,946  62,239,048  2,524,062   71,522,056

For the three months               Manu-
ended September 30, 2002         facturing    Retail    Corporate  Consolidated
------------------------         ---------- ----------- ---------- ------------
Revenues from external customers $1,900,901 $20,121,597 $   94,718  $22,117,216
Intersegment revenues               235,027           -          -      235,027
Income (loss) from operations       261,209   1,117,510   (521,705)     857,014
Total assets                      4,682,090  34,855,995  2,012,011   41,550,096

For the nine months                Manu-
ended September 30, 2001         facturing    Retail    Corporate  Consolidated
------------------------         ---------- ----------- ---------- ------------
Revenues from external customers $5,123,143 $62,988,447 $   82,997  $68,194,587
Intersegment revenues               743,434           -          -      743,434
Income (loss) from operations       342,946   2,001,157 (2,180,760)     163,343

For the nine months                Manu-
ended September 30, 2002         facturing    Retail    Corporate  Consolidated
------------------------         ---------- ----------- ---------- ------------
Revenues from external customers $4,716,183 $61,603,571 $  277,270  $66,597,024
Intersegment revenues               709,041           -          -      709,041
Income (loss) from operations       450,837   3,228,912 (1,546,744)   2,133,005

6.   Contingencies and Commitments

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled Pro Futures

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

6. Contingencies and Commitments (Continued)

Bridge Capital Fund, L.P. V. ThermoView Industries, Inc., et al., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, a former employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView also exercised an election for the removal of the action to the United States District Court of Colorado in Civil Action No. 00-B-722. In December 2001, the Court dismissed all claims against ThermoView by the grant of summary judgment. In January 2002, ProFutures filed a notice to appeal the Court's grant of summary judgment in the United States Court of Appeals for the Tenth Circuit. The Court of Appeals has yet to rule on this appeal as the oral argument of this matter is scheduled for November 19, 2002. Although ThermoView continues to believe that the claims are without merit and intends to vigorously defend the suit, an unfavorable final disposition of this matter could have a material adverse effect on our results of operations and cash flow. No amounts have been provided in the accompanying consolidated financial statements for this matter.

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

     On November 19, 2001, Nelson E. Clemmens, former director and president of the Company, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank, N.A. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

6. Contingencies and Commitments (Continued)

determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens has filed a motion to reconsider the September 30, 2002 ruling. Our management believes that no payment should be made for loss of guarantor collateral and we continue to assert our legal position. An unfavorable determination of our position regarding this matter could have a material adverse effect on our cash flow.

     In August 2002, ThermoView received information from the Missouri Attorney General regarding numerous alleged violations of the Missouri Do Not Call statutes by one of its subsidiaries. ThermoView has investigated the alleged violations and has provided a preliminary response in its defense to the Missouri Attorney General. No enforcement action has been filed to date. While the Attorney General may assert a claim, the ultimate liability cannot now be determined. Based upon the facts available, ThermoView management believes that the disposition of this matter will not have a material adverse effect on the financial condition of the Company.

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

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

7. Stockholders' Equity (Continued)

     In the third quarter of 2002, the Company issued 3,000 shares of its common stock upon the exercise of stock options issued at $.625 per share.

     In January 2002, options were granted to purchase 60,000 shares of common stock at $.87 per share. In April 2002, options were granted to purchase 50,000 shares at $1.02 per share.

8. Subsequent Events

     Subsequent to September 30, 2002, the Company retired $325,000 of Series A and B senior debt. This brings the total debt retired to date in 2002, to $1,525,000.

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

Historical Results Of Operations

                                      For the three months   For the nine months
                                       ended September 30,   ended September 30,
                                      --------------------   ------------------
                                        2001       2002       2001        2002
                                      --------   --------   --------   ---------
                                                    (In thousands)
Revenues ..........................   $ 22,640   $ 22,117   $ 68,195   $ 66,597

Cost of revenues earned ...........     11,386     11,349     33,693     33,331
                                      --------   --------   --------   ---------

Gross profit ......................     11,254     10,768     34,502     33,266

Selling, general and administrative
  expenses ........................      9,961      9,666     31,384     30,293
Depreciation expense ..............        292        243        854        769
Amortization expense ..............        704          2      2,101         71
                                      --------   --------   --------   ---------

Income from operations ............        297        857        163      2,133

Equity in earnings of joint venture         --         16         --         49
Interest expense ..................       (619)      (680)    (2,305)    (2,001)
Interest income ...................         16         22         46         51
                                      --------   --------   --------   ---------

Income (loss) before income taxes .       (306)       215     (2,096)       232

Income tax expense (benefit) ......          2        (95)        73       (102)
                                      --------   --------   --------   ---------

Income (loss) before extraordinary
  item and cumulative effect of an
  accounting change ...............       (308)       310     (2,169)       334

Extraordinary item - gain on
  forgiveness of debt..............         --         --      7,150         --

Cumulative  effect of an  accounting
  change--charge for impairment of
  goodwill ........................         --         --         --    (30,000)
                                      --------   --------   --------   ---------

Net income (loss) .................       (308)       310      4,981    (29,666)

Less  non-cash  Series  D  and  E
  preferred  stock dividends ......        (51)      (249)      (151)      (634)

Plus benefit of Series D preferred
  stock redemption ................         --         --        397         --
                                      --------   --------   --------   ---------

                                           (51)      (249)       246       (634)
                                      --------   --------   --------   ---------

Net income (loss) attributable to
  common stockholders .............   $   (359)  $     61   $  5,227   $(30,300)
                                      ========   ========   ========   =========

Three Months Ended September 30, 2002 Compared to September 30, 2001

     Revenues. Revenues decreased from $22.6 million in the third quarter of 2001 to $22.1 million in the third quarter of 2002. This revenue decrease is due primarily to fluctuations in revenues of our retail subsidiaries. We expected stronger performance in the third quarter of 2002, but a soft economy and tighter lending restrictions on our customers by outside financial institutions impacted our performance. Management has been diligently searching for and has secured alternative consumer lending sources to address the tighter lending restrictions on ThermoView's customers. Thomas Construction, our St. Louis retail subsidiary, reported $430,000 more revenue in the third quarter of 2002 compared to the same period in 2001 due to improved subsidiary management focus on marketing. ThermoView of California, our Southern California retail subsidiary, reported $306,000 more revenue in the third quarter of 2002 compared to the same period in 2001 due to a new Orange County branch. Leingang, our North Dakota retail subsidiary, reported $291,000 more revenue in the third quarter of 2002 compared to the same period in 2001 due to significant backlog caused by a severe hailstorm in June 2001. Thermo-Shield, our Chicago retail subsidiary, reported $741,000 less revenue in the third quarter of 2002 compared to the same period in 2001. This subsidiary continues to be underperforming following a change in its lead generation strategy and change in subsidiary management. ThermoView's management is closely monitoring this subsidiary in an effort to improve its performance. Rolox, our Kansas City, Missouri, retail subsidiary reported $606,000 less revenue in the third quarter of 2002 compared to the same period in 2001. This subsidiary eliminated a customer sales incentive program in 2002 and experienced staff turnover which had an adverse impact on revenues.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $11.3 million in the third quarter of 2001 to $10.8 million in the third quarter of 2002. As a percentage of revenues, gross profit decreased from 49.7% for the quarter ended September 30, 2001, to 48.7% for the quarter ended September 30, 2002. The lower gross profit percentage in the quarter ended September 30, 2002, resulted from increased installation labor costs, increased insurance costs and increased other costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $10.0 million in the quarter ended September 30, 2001 to $9.7 million in the same quarter of 2002. Selling, general and administrative expenses as a percentage of revenues decreased from 44.0% in the third quarter of 2001, to 43.7% in the third quarter of 2002. The decrease in selling, general and administrative expenses in the third quarter of 2002 represents a concerted effort by management to reduce corporate and field expenses. We have reduced salary expense, phone expense and various other administrative costs.

     Depreciation Expense. Depreciation expense decreased from $292,000 in the third quarter of 2001 to $242,000 in the third quarter of 2002, reflecting relatively constant levels of property and equipment.

     Amortization Expense. Amortization expense decreased from $704,000 in the third quarter of 2001 to $2,000 in the third quarter of 2002. This decrease resulted from the adoption of the new accounting standard relating to goodwill.

     Interest Expense. Interest expense increased from $619,000 in the third quarter of 2001 to $680,000 in the third quarter of 2002. This increase results from additional amounts of debt owed to GE Equity related to their agreement to defer interest payments in 2001.

     Income Tax (Expense) Benefit. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2001 or 2002. Income tax expense in the third quarter of 2001 relates to state income taxes. Income tax benefit in the third quarter of 2002 relates to some state tax refunds.

     Non-Cash Dividends. Non-cash dividends in the third quarter of 2001 represent accrued dividends on the Series E preferred stock. Non-cash dividends in the third quarter of 2002 represent accrued dividends on the Series D and E preferred stock.

Nine Months Ended September 30, 2002 Compared to September 30, 2001

     Revenues. Revenues decreased from $68.2 million in the first nine months of 2001 to $66.6 million in the same period of 2002. This revenue decrease of $1.6 million is due primarily to fluctuations in revenues of our retail subsidiaries. Thomas Construction, our St. Louis retail subsidiary, reported $918,000 more revenue in the first nine months of 2002 compared to the same period in 2001 due to improved subsidiary management focus on marketing. ThermoView of California, our Southern California retail subsidiary, reported $648,000 more revenue in the first nine months of 2002 compared to the same period in 2001 due to a new Orange County branch. Leingang, our North Dakota retail subsidiary, reported $1.3 million more revenue in the first nine months of 2002 compared to the same period in 2001 due to significant backlog caused by a severe hailstorm in June 2001. Thermo-Shield, our Chicago retail subsidiary, reported $2.6 million less revenue in the first nine months of 2002 compared to the same period in 2001. This subsidiary continues to be underperforming following a change in its lead generation strategy and change in subsidiary management. ThermoView's management is closely monitoring this subsidiary in an effort to improve its performance. Rolox, our Kansas City, Missouri, retail subsidiary reported $1.3 million less revenue in the first nine months of 2002 compared to the same period in 2001. This subsidiary eliminated a customer sales incentive program in 2002 and experienced staff turnover which had an adverse impact on revenues.

     Gross Profit. Gross profit decreased from $34.5 million in the first nine months of 2001 to $33.3 million in the first nine months of 2002. As a percentage of revenues, gross profit decreased from 50.6% in the first nine months of 2001 to 50.0% in the first nine months of 2002. The lower gross profit percentage in the first nine months of 2002 resulted from increased installation labor costs, increased insurance costs and increased other costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $31.4 million in the first nine months of 2001 to $30.3 million in the first nine months of 2002. Selling, general and administrative expenses as a percentage of revenues decreased from 46.0% in the first nine months of 2001, to 45.5% in the first nine months of 2002. The decrease in selling, general and administrative expenses in the first nine months of 2002 represents a concerted effort by management to reduce corporate and field expenses. We have reduced salary expense, phone expense, and various other administrative costs.

     Depreciation Expense. Depreciation expense decreased from $854,000 in the first nine months of 2001 to $769,000 in the first nine months of 2002, reflecting relatively constant levels of property and equipment.

     Amortization Expense. Amortization expense decreased from $2.1 million in the first nine months of 2001 to $71,000 in the first nine months of 2002. This decrease results from the adoption of the new accounting standard relating to goodwill.

     Interest Expense. Interest expense decreased from $2.3 million in the first nine months of 2001 to $2.0 million in the first nine months of 2002. This decrease results from the reduction of interest related to the elimination of nearly $7.0 million of debt during the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $10 million of our debt, and extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount.

     Income Tax Expense. Due to operating losses, management concluded that it was more likely than not that deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2001 or 2002. Income tax expense in the first nine months of 2001 relates to state income taxes. Income tax benefit in the first nine months of 2002 relates to some state tax refunds.

     Extraordinary Item. The extraordinary item in the first nine months of 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001. The $7.2 million extraordinary gain is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC Bank.

         Non-Cash Dividends. Non-cash dividends in the first nine months of 2001 represent accrued dividends on the Series E preferred stock. Non-cash dividends in the first nine months of 2002 represent accrued dividends on the Series D and E preferred stock.

     Benefit of Series D Stock Redemption. We redeemed 99,470 shares of Series D preferred stock with a carrying amount of $497,350 for $100,000 from the prior owners of an acquired business. We have reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in the first nine months of 2001.

Liquidity And Capital Resources

     As of September 30, 2002, we had cash and equivalents of $2.3 million, working capital of $1.6 million, $17.2 million of long-term debt, net of current maturities, and $7.6 million of mandatorily redeemable preferred stock. Our operating activities for the nine months ended September 30, 2001, provided $2.8 million of cash. Our operating activities for the nine months ended September 30, 2002, provided $1.8 million of cash.

     The use of $240,000 of cash for investing activities for the nine months ended September 30, 2001, related to the acquisition of $407,000 of property and equipment offset by collection of finance receivables. The use of $491,000 of cash for investing activities for the nine months ended September 30, 2002 related primarily to the acquisition of property and equipment.

     Financing activities for the nine months ended September 30, 2001, used $641,000 of cash. The financing activities primarily relate to the debt restructuring that occurred in March 2001. We used $1.5 million in cash for financing activities in the nine months ended September 30, 2002, primarily for repayment of debt.

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

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of September 30, 2002, we are not in default under any of our debt arrangements.

     We believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

     o    debt service requirements;

     o    working capital requirements;

     o    planned property and equipment capital expenditures.

     o    expanding our retail segment

     o    offering new technologically improved products to our customers

     o integrating more thoroughly the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business

     We also believe in the longer term that cash will be sufficient to meet our needs. However, we do not expect to continue our acquisition program soon. In October 2002, we opened a new retail sales office in Phoenix, Arizona, and are working to open two new retail offices in Nebraska or Iowa and in a southern state in 2003. Also, we have and are investing in the development of Alter-Lite light-control windows and a new line of climate resistant, highly durable

Compozit(TM) windows. In addition, we intend to more thoroughly integrate the advertising and marketing programs our regional subsidiaries into a national home-remodeling business over the next two years. These various initiatives we expect will require cash from $300,000 to $400,000 in the next twelve months.

     On or before our debt matures in 2004, we anticipate either extending the term of our current financing or refinancing it. Management retired $1.2 million of debt through September 30, 2002, and retired another $325,000 subsequent to September 30, 2002. We do not intend to make any further substantial debt retirements in 2002.

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $500,000 to $900,000 annually.

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations or cash flow through December 2002 because of the Pro Futures, Ferguson, Clemmens, or Missouri Attorney General litigation described in Part II, Item 1, Legal Proceedings. Although ThermoView believes the claims in these lawsuits are without merit and intends to vigorously defend the suits, an adverse outcome, in the Pro Futures or the Clemmens actions could have a material adverse effect on our results of operations and cash flow.

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

Item 4. Controls And Procedures

     ThermoView management, including the Chief Executive Officer and Chief Financial Officer, within 90 days of the filing of this Form 10-Q, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled Pro Futures Bridge Capital Fund, L.P. V. ThermoView Industries, Inc., et al., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, a former employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty. These claims are in connection with the mandatory conversion of ThermoView's 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView common stock from ThermoView stockholders. The funds are seeking rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock. ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims. ThermoView also exercised an election for the removal of the action to the United States District Court of Colorado in Civil Action No. 00-B-722. In December 2001, the Court dismissed all claims against ThermoView by the grant of summary judgment. In January 2002, ProFutures filed a notice to appeal the Court's grant of summary judgment in the United States Court of Appeals for the Tenth Circuit. The Court of Appeals has yet to rule on this appeal as the oral argument of this matter is scheduled for November 19, 2002. Although ThermoView continues to believe that the claims are without merit and intends to vigorously defend the suit, an unfavorable final disposition of this matter could have a material adverse effect on our results of operations and cash flow. No amounts have been provided in the accompanying consolidated financial statements for this matter.

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

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with

Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens has filed a motion to reconsider the September 30, 2002 ruling. Our management believes that no payment should be made for loss of guarantor collateral and we continue to assert our legal position. An unfavorable determination of our position regarding this matter could have a material adverse effect on our cash flow.

     In August 2002, ThermoView received information from the Missouri Attorney General regarding numerous alleged violations of the Missouri Do Not Call statutes by one of our subsidiaries. ThermoView has investigated the alleged violations and has provided a preliminary response in its defense to the Missouri Attorney General. No enforcement action has been filed to date. While the Attorney General may assert a claim, the ultimate liability cannot now be determined. Based upon the facts available, ThermoView management believes that the disposition of this matter will not have a material adverse effect on our financial condition.

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

                                    ThermoView Industries, Inc.



Date:  November 14, 2002            By:      /s/ Charles L. Smith
                                    -----------------------------------------
                                    Charles L. Smith,
                                    Chief Executive Officer
                                    (principal executive officer)


Date:  November 14, 2002            By:      /s/ James J. TerBeest
                                    -----------------------------------------
                                    James J. TerBeest,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


     Charles L. Smith and James J. TerBeest, being the Chief Executive Officer and Chief Financial Officer, respectively, of ThermoView Industries, Inc., hereby certify as of this 14th day of November, 2002, that the Form 10-Q for the Quarter ended September 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ThermoView Industries, Inc.

                                    By:      /s/ Charles L. Smith
                                    -----------------------------------------
                                    Charles L. Smith,
                                    Chief Executive Officer


                                    By:      /s/ James J. TerBeest
                                    -----------------------------------------
                                    James J. TerBeest,
                                    Chief Financial Officer

CERTIFICATION

I, Charles L. Smith, certify that:

1)   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  ThermoView
     Industries, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature and Title: /s/ Charles L. Smith                Date: November 14, 2002
                    ---------------------------------         ------------------
                     Chief Executive Officer

CERTIFICATION

I, James J. TerBeest, certify that:

1) I have reviewed this annual report on Form 10-K of ThermoView Industries, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature and Title: /s/ James J. TerBeest               Date: November 14, 2002
                    ------------------------                   -----------------
                    Chief Financial Officer

INDEX TO EXHIBITS

  Exhibit                                              Description of Exhibits
   Number