Form 10-K
period 2002-12-31
THERMOVIEW INDUSTRIES INC
filed 2003-03-31
CIK 1083753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to             .

Commission File Number 001-15469

THERMOVIEW INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	61-1325129
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

5611 Fern Valley Road
Louisville, Kentucky	40228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(502) 968-2020

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒   No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b.2 of the Act).  Yes  ☐    No  ☒

Based upon the June 28, 2002 American Stock Exchange closing price of $1.01 per share, the aggregate market value of the Registrant’s outstanding common stock, $.001 par value, held by non-affiliates was approximately $6.55 million.

As of March 28, 2003 8,628,716 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement to be delivered to security holders for the 2003 annual meeting of stockholders to be held on May 1, 2003, are incorporated by reference into Items 10 through 13 of Part III of this Form 10-K.

PART I

Item 1.  Business

Overview

We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings, and bathroom and kitchen remodeling products, as well as residential roofing.

In April 1998, we acquired Thermo-Tilt Window Company, which was established in 1987. Since that time, we have acquired 12 retail and manufacturing businesses which had been in operation an average of approximately 11 years.  During 2000, we closed two manufacturing businesses and one retail business.  At December 31, 2002, we had 833 full-time employees and had facilities in 17 states, primarily in the Midwest and southern California. For calendar 2001, we generated consolidated revenues of approximately $90 million, and for calendar 2002, we generated consolidated revenues of approximately $86 million.

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

•                  We continue to work closely with all of our window manufacturers in the production of our current windows and in the development of windows using new technologies.

•                  In October 2001, we formed a joint venture with Royal Group Technologies Limited, headquartered in Ontario, Canada, to manufacture leading edge thermoplastic extrusions.  The Compozit extrusions are stronger than vinyl, withstand weather and climate extremes, are impact resistant and can be produced in many colors.  The joint venture’s revenue approximated $2.5 million in 2002.  By the end of 2003, we intend to sell these extrusions exclusively at all of our retail locations.  We own 40% of the joint venture operation.

•                  We plan to introduce new or enhanced products and expand the market areas of our existing retail subsidiaries.

•                  We plan to work towards opening new retail offices in the South, Southwest and Midwest.  In 2002, we opened a Phoenix retail location and in 2003 intend to open new retail locations in the upper midwest and in the southeast.

•                  Since we continue to assist our customers in obtaining financing for about 60% of our sales, we intend to explore economically beneficial strategic alliances with the companies that provide financing to our customers.

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

The Replacement Window Industry

Sales of replacement windows have experienced substantial growth in recent years.  Three basic categories of windows comprise the replacement window market:  vinyl, wood and aluminum. We believe that vinyl windows require less maintenance and are more durable than either wood or aluminum windows and they provide greater energy efficiency than aluminum windows. Since prices for vinyl windows have become more competitive with wood window prices and the durability and energy efficiency of vinyl windows have improved, the demand for vinyl windows has significantly increased in recent years. Today, vinyl windows are the most popular replacement window. We believe that factors driving demand in the replacement window industry include:

•                  the aging existing housing stock;

•                  job and wage growth;

•                  consumer confidence levels;

•                  consumer credit conditions;

•	interest rates;

•	demographic trends;

•	population migration between urban and suburban areas; and

•	demand for maintenance free products.

Growth Strategy

Our goal is to become a leader in the home improvement and replacement window industry by building a nationwide network of sales and installation subsidiaries principally through internal growth.

Integration Strategy

We believe that we can increase our growth through expansion of the markets of our current and acquired subsidiaries. We believe that our brand recognition and integrated management enhances the capability of our subsidiaries to further expand regional market share.  We intend to more thoroughly integrate the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business over the next two years.  Beginning in 2000 and continuing through 2002, we changed the focus of our expansion strategy to growth of our current subsidiaries during the near future rather than expanding predominantly through acquisitions. Because of the unavailability of capital for acquisitions, we have suspended our pursuit of acquisitions.

Merchandising

Replacement Windows. We offer three lines of custom-made replacement vinyl windows. We previously offered four lines but have discontinued using the Thermal Industries window.  Each of our lines consists of a broad range of window options including awning, bay, bow, double hung, garden and slider replacement windows. We offer the Barricade, Thermal Line, and Great Lakes lines of windows tailored to fit the various remodeling and financial needs of our customers.  Our customers will generally spend in the range of $3,000 to $12,000 as installed depending upon the size of the residence.

Barricade Window. This line consists of our most expensive window products. We design and Winchester Industries, Inc., in Saltsburg, Pennsylvania, manufactures this line of replacement windows for energy performance, strength, security and low maintenance. The windows offer welded vinyl frames reinforced with aluminum in both their main frame and sash for added strength, and with one inch triple insulated glass with low-emissivity, Low-E coatings to reduce heat radiation through the glass and double steel cam locks for security.  Our Primax, Rolox and Thermo-Shield subsidiaries utilize the Barricade window.  In January 2002, we selected Winchester to design and build a new line of windows incorporating climate-resistant composite resin materials.  We will purchase the components used to manufacture these windows from our joint venture extrusion operation and expect to begin manufacture of this new line of windows in April 2003.

Thermal Line Window. Thermal Line is our sole manufacturing subsidiary located in Mandan, North Dakota.  We design and Thermal Line manufactures this line for high performance at affordable cost. A component of this line of replacement windows is Compozit, a vinyl substitute, which increases strength without the cost of aluminum reinforcement. The use of Compozit also permits the use of dark colors in extreme heat. The Compozit components used to manufacture these windows are being purchased from our joint venture extrusion operation.  This line of replacement windows contains double insulated glass and Low-E coatings.  Approximately 12% of Thermal Line’s sales are to Leingang, another ThermoView subsidiary, with the balance sold to external customers.  Thermal Line does not sell windows to other ThermoView subsidiaries.

Great Lakes Window.  Great Lakes, a subsidiary of Nortek, which is a large building material conglomerate, is one of the world’s largest producers of custom-made replacement windows.  Great Lakes, located in Toledo, Ohio, manufactures a diverse line of replacement products including bay windows, bow windows, garden windows and extra heavy duty patio doors with special enhanced insulating features available.  Great Lakes is noted for its innovative approach to product development.  Thomas Construction and ThermoView of California design, sell and install Great Lakes’ top of the line UNIFRAME product line.

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

•                  The steel doors range in price from $750 to $3,000 per door as installed depending upon the styles, hardware and art-glass options and wood grain finishings chosen.

•                  The sliding glass doors range in price from $1,500 to $3,000 per door as installed.

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

Retail Businesses. ThermoView’s retail segment consists of the following businesses:

Thomas Construction, Inc. Thomas Construction, Inc., founded in 1981 and headquartered in Earth City, Missouri, designs, sells and installs replacement and new construction windows, siding, patio enclosures, kitchen and bathroom remodeling, roofing and various other home improvement products in Illinois and Missouri. Thomas had 244 employees as of December 31, 2002. Stephen C. Townzen, an employee of the business for 16 years, manages its operations.

ThermoView Industries, Inc., of California. (formerly Five Star Builders now combined with American Home Remodeling, Inc.) ThermoView of California, founded in 1992 and headquartered in San Diego, California, designs, sells and installs replacement and new construction windows, siding, patio enclosures, kitchen and bathroom remodeling, textured exterior coatings, and various other home improvement products in California. ThermoView of California had 167 employees as of December 31, 2002.  Robert E. Graham, an employee of the business for 9 years, manages its operations.

Primax Window Company. Primax Window Company, founded in 1981 and headquartered in Louisville, Kentucky, sells and installs vinyl replacement windows and doors as well as bathroom remodeling in Indiana, Kentucky and Ohio.  George Jenkins, a former principal of Primax, managed its operations until December 31, 2002.  As of January 1, 2003, George Jenkins holds the position of Executive Vice President of Sales Development.  Commencing January 1, 2003, Primax has been divided into two divisions.  Joe Beisler will manage the East Division and Doug Miles will manage the West Division.  George Jenkins has been in the business 19 years, Joe Beisler 17 years, and Doug Miles 18 years.  We merged the operations of Thermo-Tilt Window Company in Owensboro, Kentucky, into the Primax business in 2000.  ThermoView of Missouri, Inc. (formerly NuView) with continuing operations in Decatur Illinois, and St. Louis, Missouri (Bath Fitter product line only) was integrated into Primax commencing February, 2001.  Primax, including the integrated businesses, had 163 employees as of December 31, 2002.

The Thermo-Shield Companies. Thermo-Shield, founded in 1984 and headquartered in Wheeling, Illinois, sells, and installs replacement windows,  siding and cabinet refacings in Illinois.  Operations in Michigan, Arizona, Wisconsin and Indiana were closed.  Thermo-Shield had 22 employees as of December 31, 2002.  Jerry Gentile, an employee of the business for 8 years, manages its operations.

The Rolox Companies. The Rolox Companies, founded in 1973 and headquartered in Kansas City, Kansas, sell and install vinyl replacement windows, steel doors, storm siding and bathroom remodeling in Arkansas, Iowa, Kansas, Missouri, Nebraska and Oklahoma. Rolox had 95 employees as of December 31, 2002. Robert L. Cox II, a former principal of Rolox for 18 years, manages its operations.

Leingang Siding And Window, Inc. Leingang Siding and Window, Inc., founded in 1991 and headquartered in Mandan, North Dakota, sells and installs quality exterior remodeling products such as premium replacement windows, steel, vinyl and seamless steel siding, asphalt and  cedar roofs, soffit and fascia, doors, awning, seamless gutters and cabinet refacing in North Dakota and South Dakota. Leingang had 81 employees as of December 31, 2002.  John Frohlich, an employee of the business for 19 years, manages its operations.

Manufacturing

Initially, our goal was to vertically integrate our replacement window sales, installation and manufacturing functions. In 2000, we decided to close two of our three acquired manufacturers because of operating losses.  We decided to rely more heavily on unrelated third-party manufacturing with a significant reduction in our own manufacturing. Consequently, we offer three lines of custom-made replacement vinyl windows.  Our Thermal Line Windows plant in North Dakota manufactures one line, and the other two lines are manufactured by unaffiliated third parties: Winchester Industries, Inc., located in Saltsburg, Pennsylvania, and Great Lakes Window, Inc., located in Toledo, Ohio.

Low-Tech Manufacturing Process. The process of manufacturing custom replacement windows consists of measuring, cutting and assembling glass and extruded vinyl “lineal” components to create windows that match customer specifications. For those windows that we continue to manufacture in our own facility, we have invested in sophisticated machinery to create an assembly line environment designed to further automate the production process. A summary of the assembly of a vinyl replacement window is as follows:

•                  we receive orders from customers and enter the desired dimensions of the windows into a computer;

•                  through the use of a proprietary computer program, we map the dimensions of multiple windows onto a large sheet of glass in the configuration that will maximize the number of windows to be cut from each sheet, thereby minimizing waste;

•                  once the glass is cut, we wash it and coat the edges with an insulating material that will separate the two or three layers of glass panes and create the desired air-tight seal around the window;

•                  while cutting the glass, another procedure measures and cuts vinyl “lineals” according to the specifications of the window types and dimensions required by the order;

•                  the cut and processed lineals then move to a welding area, where we weld the four sides together and complete any final fabricating attachments;

•                  we then send the completed sash to the glass insertion area, where we insert the window panes into the proper sash units; and

•                  all of the major components of the window arrive at the final assembly area concurrently to produce the finished product.

Because we assemble our windows on a made-to-order basis utilizing a just-in-time inventory system, we do not maintain a large finished goods inventory at our manufacturing plant. We typically deliver finished products to our customers. Service personnel complete the installation and servicing of the product at the customer’s home. Integration of our sales, shipping, installation and service operations enables us to provide a complete window or door installation service for customers. The average time between the execution of a customer sales contract and completion of installation is approximately 4 to 6 weeks.

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

Manufacturing Businesses. ThermoView’s sole manufacturing subsidiary is Thermal Line Windows, Inc.

Thermal Line Windows, Inc., formerly Thermal Line Windows, L.L.P., founded in 1996 and headquartered in Mandan, North Dakota, manufactures Compozit replacement and new construction windows and doors for residential and commercial use for sale in Colorado, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. Thermal Line Windows, Inc. had 52 employees as of December 31, 2002.  Dennis Buchholz, an employee of the business for 12 years, manages its operations.  Approximately 12% of Thermal Line’s sales are to Leingang with the balance being to external customers.

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

Our marketing approach varies from subsidiary to subsidiary and also varies based upon the geographic market area.

Advertising.  We generally give each subsidiary discretion to choose the most effective form of advertising for its geographic market.  Each subsidiary can advertise locally or take advantage of our national advertising program, with the objective of achieving the most effective use of each subsidiary’s advertising budget.

We utilize a number of methods to create opportunities for direct contact with potential customers, including renting space at local fairs and manning kiosks in shopping malls.  Other advertising and promotion media used to acquire bona-fide sales leads include direct mail, television spots, newspaper inserts, ads in home lifestyle magazines, internet-based advertising, neighborhood canvassing and telemarketing.

While the form of media may vary, each advertising message carries an attractive offer to homeowners who may be considering a home improvement.  The offer can include an opportunity to enter our Home Improvement Sweepstakes, discounts on selected home improvement projects if purchased during a specific time frame, customer financing and seasonal savings.

Telemarketing.  A majority of our retail subsidiaries solicit customers through an internally-managed telemarketing system.  Through the use of  predictive dialing systems (an automated system that calls multiple phone numbers and directs those calls to operators), we have increased efficiency while reducing the costs associated with telemarketing.  Special care is taken to politely provide helpful information about our products and services to homeowners when telemarketing.

In-Home Demonstration.  When a sales representative receives an expression of interest from a potential customer, he or she will then arrange for an in-home demonstration at the customer’s residence.  We have developed a ten-step procedure for in-home sales presentations, which features a free, no-obligation design and estimate of the work being considered by the homeowner.  Furthermore, our sales staff is taught, that they have limited discretion to negotiate on price.  We pay our sales staff solely on a commission basis to provide for maximum incentives.

Customer Payment

As of December 31, 2002 for approximately 40% of our sales, customers pay in cash upon completion of installation of our products. For the remaining 60% of sales, customers pay for the products under installment or conditional sales contracts. In these sales, a customer contracts to pay the retail sales price, plus a finance charge, in equal installments over a predetermined period of time. A security interest or chattel mortgage collateralizes the purchased goods. We currently assign all of these contracts to unaffiliated local and national financial institutions, in return for the cash sales price of the products involved, upon execution of a certificate of completion by a customer after completion of installation.

Competition

Vinyl Replacement Windows And Doors. The vinyl replacement window and door industry is highly competitive. The industry is significantly fragmented at both the manufacturing level and at the retail level. Most of our retail competitors are smaller than us and to an extent consist of local lumber and home improvement dealers. We also compete with larger home improvement chain store operations such as Home Depot, Lowes and Scotty’s. These stores, which usually sell windows with limited warranties and without in-house installation services, have significantly greater financial and operating resources and greater name recognition than we have. Additional competitors include Champion Windows, Pacesetters and the Sears Group.

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

Intellectual Property

We do not have any material patents related to our products. Two of our subsidiaries have sales and installation processes that they consider trade secrets. These subsidiaries protect these trade secrets by requiring their employees to enter into confidentiality agreements. We have filed for a trademark with the U.S. Patent and Trademark Office under the name “ThermoView.”

Employees

As of December 31, 2002 we had 833 full-time employees. With the exception of some employees of Thermal Line Windows, none of our employees are subject to a collective bargaining agreement. The employees at Thermal Line are members of the United Steel Workers of America, and are working under a three-year contract expiring February 1, 2004.  We have never experienced a work stoppage, and we consider our relations with our employees to be satisfactory.

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

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve risks and uncertainties about ThermoView and its business, including, among other things:

•                  the successful implementation of our business plan and growth including access to adequate capital;

•                  our ability to successfully integrate our past acquisitions; and

•                  anticipated economic and demographic trends affecting the replacement window industry generally, and our business in particular.

Specific factors which could cause our actual results to differ materially from those expressed or implied by forward-looking statements include those risk factors listed below.

In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable language.

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

Future dilution may occur from exercise of options and warrants

Future dilution may occur from option and warrant exercises.  Currently, we have options and warrants to purchase in the aggregate 4,792,664 shares of our common stock.  Some of these options and warrants contain an exercise price below the current market price for the common stock.  Additionally, many of these options and warrants contain registration rights.

Risks Related To Our Operations

We have a history of operating losses

We have incurred a net loss attributable to common stockholders before gain on forgiveness of debt for each year we have had consolidated operations.  If we cannot increase our revenues and control our costs, we may not achieve profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future due to decreased demand for our products, increases in expenses or unprofitable acquisitions. Our continuing losses and failure to become profitable could result in the bankruptcy of ThermoView and the complete loss in the value of our common stock.

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

Our debt documents impose restrictions on us and limit our operations

Our debt requires us to comply with affirmative and negative covenants. We must maintain various financial ratios and our lenders may restrict us from incurring other debt. We cannot pay dividends on our common stock while our debt is outstanding. We are also subject to other restrictions, including restrictions pertaining to additional borrowings, significant corporate transactions and management changes. In the past, and most recently in March 2003, we have had our lenders waive our non-compliance with covenants and, in some instances, adjust the covenants to avoid future non-compliance. We may require lender waivers in the future.  However, we cannot assure that lenders will grant any future waiver requests.

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

Our inability to refinance a portion of our debt could increase our expenses

The majority of our long term debt is due on March 31, 2004. If we are unable to restructure the due date of this debt prior to May 15, 2003, the debt would be considered as a current obligation for financial reporting purposes. We would not have the ability to satisfy the outstanding indebtedness by March 31, 2004 and, as a result, our independent accountants could issue a qualified opinion regarding our financial condition. The issuance of a qualified opinion from our independent accountants could significantly increase the expense of registering our common stock for public trading. We have obligations to register certain shares of common stock associated with previously issued options and warrants upon demand of the holder.

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

•                  have the effect of delaying, deferring or preventing a change of control of ThermoView;

•                  discourage bids for our common stock at a premium over the market price; or

•                  cause the market price of our common stock to fall.

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

Risks Related To Litigation

Pending litigation against ThermoView is fully described under Part III of this Form 10-K.  Although we intend to vigorously defend the Clemmens suit, an adverse outcome in this action could have a material adverse effect on our cash flow.

We are subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2.  Properties

The following lists our property locations having in excess of 6,000 square feet. We lease all of our facilities. In many cases, we lease the property, at market rates, from the former owners of the subsidiaries which operate on the property.

ThermoView or Subsidiary as Lessee	Property Address	Property Description and Use	Lease Expiration Date (Exclusive of Renewal Options)

Retail Subsidiaries:
Leingang Siding and Window, Inc.*	2601 Twin City Drive Mandan, ND 58554	16,000 sq. ft. Office/Warehouse	December 2006

Primax Window Co.*	5611 Fern Valley Rd. Louisville, KY 40228 2800 Warehouse Road Owensboro, KY 42301 2975 North Woodford Decatur, IL 62526	15,000 sq. ft. Headquarters 24,000 sq. ft. Warehouse plus 9,000 sq. ft. Office 9,000 sq. ft. office	December 2005 April 2003 Month-to-month

Rolox, Inc.*	4002 Main Street Grandview, MO 64030 1440 S. Ridge Road Wichita, KS 67209	16,000 sq. ft. Headqtrs/Warehouse 10,000 sq. ft. Office/Warehouse	December 2004 December 2004

ThermoView of California	8445 Camino Santa Fe San Diego, CA 92121 6627 Valjean Avenue Van Nuys, CA 91406	9,000 sq. ft. Headquarter/Office 12,600 sq. ft. Office/Warehouse	January 2005 January 2005

Thomas Construction, Inc.*	13397 Lake Front Dr. Earth City, MO 63045	60,000 sq. ft. Office/Warehouse	December 2004

Thermo-Shield Company, LLC	661 Glenn Avenue Wheeling, IL 60090	17,000 sq. ft. Office/Warehouse	October 2007
Manufacturing Subsidiaries:
Thermal Line Windows, Inc.*	3601 30th Ave., NW Mandan, ND 58554	49,500 sq. ft. Headquarter/Office /Manufacturing	December 2006

Precision Window Mfg., Inc.	1200 Andes Boulevard St. Louis, MO 63132	66,600 sq. ft. Office / Warehouse	December 2004

*  Related party lease (see Note 5 of Notes to Consolidated Financial Statements).

The leases of our properties provide for monthly rentals ranging from approximately $500 to $25,000. We are presently negotiating a sublease for the space no longer occupied by Precision Window Mfg., Inc.  See footnote 5 to our consolidated financial statements for the year ended December 31, 2002, for more information regarding our leases.

Item 3.  Legal Proceedings

On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled Pro Futures Bridge Capital Fund, L.P. V. ThermoView Industries, Inc., et al., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against

ThermoView, its directors, certain officers, a former employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty.  These claims were in connection with the mandatory conversion of ThermoView’s 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView common stock from ThermoView stockholders.  The funds sought rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock.  ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims.  ThermoView also exercised an election for the removal of the action to the United States District Court of Colorado in Civil Action No. 00-B-722.  In December 2001, the Court dismissed all claims against ThermoView by the grant of summary judgment.  In January 2002, ProFutures filed a notice to appeal the Court’s grant of summary judgment in the United States Court of Appeals for the Tenth Circuit.  On December 19, 2002, the Court of Appeals issued an order of dismissal affirming the previous summary judgment issued in favor of ThermoView and the defendants.  No amounts have been provided in the accompanying consolidated financial statements for this matter.

On August 1, 2001, Scott Ferguson filed a civil action styled Scott Ferguson v. ThermoView Industries, Inc.,  et. al., Civil Action No. 01-CI-005295 (Jefferson Circuit Court, August 1, 2001) seeking damages resulting from an investment in Series A preferred stock.  This suit alleges claims similar to the claims advanced by ProFutures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan, in their action detailed above.  By agreement of the parties, the claims were dismissed with prejudice as a result of the final disposition of the ProFutures matter described above.  No amounts have been provided in the accompanying consolidated financial statements for this matter.

On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens’ loss of guaranty collateral to PNC Bank.  These claims are in connection with the April 2000 amendment to ThermoView’s previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt.  In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty.  In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty.  We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000.  Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView’s March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied.  On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling.  On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView.  The February 26, 2003 judgment issued by the court allows Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning May 1, 2000.  ThermoView plans to seek an additional reconsideration with the Jefferson Circuit Court of the February 26, 2003 ruling, and to seek a reversal of this ruling on appeal, if necessary. While the obligation to Clemmens is reflected on ThermoView’s balance sheet as a long term liability, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

Item 4.  Submissions Of Matters To Vote Of Security Holders

None.

PART II

Item 5.  Market For Registrant’s Common Equity And Related Stockholder Matters

(a)  Our common stock has traded on the American Stock Exchange since December 2, 1999, under the symbol “THV.”  Prior to December 2, 1999, we had not previously registered our common stock under either the Securities Act of 1933 or the Securities Exchange Act of 1934, nor had we listed our common stock on any exchange or had it quoted on The Nasdaq Stock Market. The following table sets forth, for the quarterly periods indicated, the high and low closing sale prices per share for the common stock. The American Stock Exchange and OTC Bulletin Board market quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
Calendar Year 2001
First Quarter	.90	.31
Second Quarter	1.41	.46
Third Quarter	1.30	.86
Fourth Quarter	1.05	.60
Calendar Year 2002
First Quarter	1.34	.85
Second Quarter	1.18	.78
Third Quarter	1.12	.80
Fourth Quarter	.98	.70

On March 25, 2003, the last reported sale price of the common stock on the American Stock Exchange was $.50 per share.

As of March 1, 2003, there were 244 holders of record of our stock consisting of 241 common stockholders.  This number does not include stockholders whose shares are held by brokers and other institutions.

ThermoView has not declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends on our common stock in the foreseeable future. Our agreements with our lenders prohibit us from paying dividends on our common stock. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including:

•                  our future earnings;

•                  capital requirements;

•     contractual restrictions;

•                  financial condition; and

•                  future prospects.

Item 6.  Selected Financial Data

The following tables present selected historical statement of operations and balance sheet financial data for ThermoView. On April 15, 1998, ThermoView acquired all of the outstanding stock of Thermo-Tilt Window Company. Prior to that date, ThermoView was a development stage corporation and had no business operations since its incorporation. For accounting and financial statement presentation purposes, Thermo-Tilt is deemed to be the acquirer. The statement of operations data for the period January 1, 1998 through April 15, 1998 reflect only the operations of Thermo-Tilt. During the period April 1998 through July 1999, we acquired 12 retail and manufacturing businesses. These acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations of the acquired businesses are included in the historical financial data since their respective acquisition dates.

The selected financial data for ThermoView as of December 31, 1998, 1999, 2000, 2001 and 2002 and for each of the five years in the period ended December 31, 2002, have been derived from the audited financial statements of ThermoView.

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

The following data should be read in conjunction with:

•                  the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•                  our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	Historical					Pro forma
	1998	1999	2000	2001	2002	1998	1999
	(in thousands, except share and per share amounts)
Statement of operations data:
Revenues	$37,376	$108,198	$98,472	$90,327	$86,359	$102,115	$110,700
Cost of revenues earned	16,748	48,727	47,145	44,517	43,329	48,092	49,460

Gross profit	20,628	59,471	51,327	45,810	43,030	54,023	61,240
Selling, general and administrative expenses	20,233	53,478	52,662	40,989	38,953	49,427	55,030
Stock-based compensation expense	5,509	71	—	—	—	5,509	71
Unusual charges (credits)(1)	—	—	11,150	(7,150)	—	—	—
Depreciation expense	297	966	1,204	1,175	986	667	994
Amortization expense(2)	972	3,393	3,356	2,805	74	2,718	3,444

Income (loss) from operations	(6,383)	1,563	(17,045)	7,991	3,017	(4,298)	1,701
Equity in earnings of joint venture	—	—	—	—	141	—	—
Interest expense	(439)	(2,962)	(4,711)	(3,035)	(2,604)	(2,394)	(3,047)
Other income	69	112	153	66	59	465	112

Income (loss) before income taxes	(6,753)	(1,287)	(21,603)	5,022	613	(6,227)	(1,234)
Income tax expense (benefit)	(1,148)	370	1,672	—	(45)	(594)	395

Income (loss) before cumulative effect of an accounting change	(5,605)	(1,657)	(23,275)	5,022	658	(5,633)	(1,629)
Cumulative effect of an accounting change-charge for impairment of goodwill	—	—	—	—	(30,000)	—	—
Net income (loss)	(5,605)	(1,657)	(23,275)	5,022	(29,342)	(5,633)	(1,629)

Less preferred stock dividends:
Cash	(585)	(2,005)	(101)	—	—	(785)	(2,005)
Non-cash	(9,540)	(2,492)	(1,813)	(346)	(881)	(9,540)	(2,492)
Plus:
Benefit of converting Series C to warrant	—	—	5,809	—	—	—	—
Benefit of Series D redemption	—	—	1,092	397	—	—	—

Net income (loss) attributable to common stockholders	$(15,730)	$(6,154)	$(18,288)	$5,073	$(30,223)	$(15,958)	$(6,126)

Basic income (loss) per common share(3):
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$(3.96)	$(1.19)	$(2.28)	$.61	$(.02)	$(3.28)	$(1.18)
Cumulative effect of an accounting change	—	—	—	—	(3.31)	—	—
Income (loss) attributable to common stockholders	$(3.96)	$(1.19)	$(2.28)	$.61	$(3.33)	$(3.28)	$(1.18)

Diluted income (loss) per common share(3):
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$(3.96)	$(1.19)	$(2.28)	$.52	$(.02)	$(3.28)	$(1.18)
Cumulative effect of an accounting change	—	—	—	—	(3.31)	—	—
Income (loss) attributable to common stockholders	$(3.96)	$(1.19)	$(2.28)	$.52	$(3.33)	$(3.28)	$(1.18)
Weighted average shares outstanding-basic	3,975,235	5,164,497	8,038,291	8,328,523	9,069,092	4,858,134	5,192,705
Weighted average shares outstanding-diluted	3,975,235	5,164,497	8,038,291	9,732,026	9,069,092	4,858,134	5,192,705

(1)               Due to adoption of SFAS No. 145, a forgiveness of debt in 2001, formerly reported as an extraordinary item, was reclassified as an unusual credit in 2002 (see Note 7 of Notes to Consolidated Financial Statements).

(2)               Due to adoption of SFAS No. 142, beginning in 2002 goodwill is no longer amortized (see Note 1 of Notes to Consolidated Financial Statements).

(3)               We have described the method used to calculate loss per common share in footnote 1 to our consolidated financial statements for the year ended December 31, 2002.

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance sheet data:
Total assets	$54,094	$93,971	$71,711	$71,200	$40,493
Long-term debt including current maturities	9,206	21,759	23,316	17,917	17,337
Total liabilities	15,796	37,647	32,767	25,949	24,582
Mandatorily redeemable preferred stock	—	4,649	6,194	6,943	7,824
Stockholders’ equity	38,298	51,675	32,750	38,308	8,087

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with the information set forth under “selected financial data” and our financial statements and the accompanying notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under “risk factors.”

Overview

We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings and kitchen and bathroom remodeling products, as well as residential roofing. We financed a portion of our customers’ purchases through Key Home Credit, our consumer finance subsidiary.  However, we closed our finance subsidiary in July 2000 since expanding the subsidiary would have required considerable capital.

On April 15, 1998, we acquired all of the outstanding stock of Thermo-Tilt Window Company in exchange for 3,120,000 shares of our common stock, which represented 90% of ThermoView’s then outstanding common stock. Thermo-Tilt is deemed to be the acquirer for accounting purposes.

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

You should refer to footnote 14 to our financial statements for the year ended December 31, 2002, which appears on page 58 of this Form 10-K for additional financial information about each of our business segments.

Management’s Discussion of Critical Accounting Policies

The accounting policies discussed below are considered by management to be critical in understanding the Company’s financial statements because their application places the most demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates its goodwill and other long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows.  If facts and circumstances lead the Company’s management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements.  Policies related to consolidation policy, trade receivables, inventories and warranties require judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Also see footnote 1 to our consolidated financial statements of this Form 10-K, Organization and Significant Accounting Policies, which discusses accounting policies that our management must select when there are acceptable alternatives.

Historical Results Of Operations

The following financial information includes Thermo-Tilt plus the results of operations of the companies acquired by us after April 15, 1998. Since all acquisitions were made prior to January 1, 2000, a full year of operations is included for every company acquired.

	Year ended December 31,
	2000	2001	2002
	(In thousands)

Revenues	$98,472	$90,327	$86,359
Cost of revenues earned	47,145	44,517	43,329

Gross profit	51,327	45,810	43,030
Selling, general and administrative expenses	52,662	40,989	38,953
Unusual charges (credits)	11,150	(7,150)	—
Depreciation expense	1,204	1,175	986
Amortization expense	3,356	2,805	74

Income (loss) from operations	(17,045)	7,991	3,017
Equity in earnings of joint venture	—	—	141
Interest expense	(4,711)	(3,035)	(2,604)
Interest income	153	66	59

Income (loss) before income taxes	(21,603)	5,022	613
Income tax expense (benefit)	1,672	—	(45)

Income (loss) before cumulative effect of an accounting change	(23,275)	5,022	658
Cumulative effect of an accounting change-charge for impairment of goodwill	—	—	(30,000)
Net income (loss)	(23,275)	5,022	(29,342)

Less preferred stock dividends:
Cash	(101)	—	—
Non-cash	(1,813)	(346)	(881)
Plus:
Benefit of converting Series C to warrant	5,809	—	—
Benefit of Series D redemption	1,092	397	—

Net income (loss) attributable to common stockholders	$(18,288)	$5,073	$(30,223)

2000 Compared To 2001

Revenues.  Revenues decreased from $98.5 million in 2000 to $90.3 million in 2001. This revenue decrease of $8.2 million is due primarily to fluctuations in revenues of our retail subsidiaries.  Revenues from Thermo-Shield decreased $5.7 million due to (a) changing its lead generation strategy; and (b) the closing of one of its branch operations that was unprofitable.  Thomas Construction, our St. Louis subsidiary, experienced a weather-related revenue decline of $1.3 million in 2001 compared to 2000, and American Home Developers had revenues of $1.4 million in 2000 before it was closed.

Gross Profit.  Gross profit decreased from $51.3 million in 2000 to $45.8 million in 2001 because of a reduction in volume as discussed above.  As a percentage of revenues, gross profit was 52.1% in 2000 compared to 50.7% in 2001.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased from $52.7 million in 2000 to $41.0 million in 2001.  Selling, general and administrative expenses as a percentage of revenues decreased from 53.5% in 2000, to 45.4% in 2001.  The decrease in selling, general and administrative expenses in 2001 represents a concerted effort by management to reduce corporate and field expenses.  We have taken steps to reduce administrative expenses principally by terminating corporate employees and relocating our corporate headquarters to one of our subsidiary locations.  We are also taking steps to reduce administrative expenses at all of our subsidiaries by eliminating personnel, merging operations where appropriate, and standardizing procedures.

Unusual Charges (Credits).  Unusual charges for 2000 amounting to $11.2 million represent primarily goodwill write offs for two of our subsidiaries which were closed, Precision and American Home Developers, plus other asset write offs and expense accruals required by these closures.  The unusual credit in 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001.  The $7.2 million unusual credit is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC Bank.  The historical results of operations in 2001 has been reclassified to reflect this gain as an unusual credit rather than as an extraordinary item to comply with new accounting rules.

Depreciation Expense.  Depreciation expense remained constant in 2000 and 2001 at $1.2 million.

Amortization Expense.  Amortization expense decreased from $3.4 million in 2000 to $2.8 million in 2001. This decrease results from the elimination of amortization of goodwill upon the closure of American Home Developers and Precision Window Mfg., Inc., in July 2000 and August 2000, respectively.

Interest Expense.  Interest expense decreased from $4.7 million in 2000 to $3.0 million in 2001.  This decrease results from the reduction of interest related to the elimination of nearly $7.0 million of debt during the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $6 million of our debt, and extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount following the first quarter of 2001.

Income Tax Expense.  Because of operating losses incurred during 2000, management concluded that it was more likely than not that ThermoView’s deferred tax assets would not be realized and, accordingly, the deferred tax assets at December 31, 2000 were fully offset by a valuation allowance.  As a result, income tax expense for 2000 includes the effects of recognizing a valuation allowance against the deferred tax assets that existed at December 31, 1999.  We have continued in 2001 not to recognize the benefit of our net deferred tax assets.

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

Non-cash dividends for 2000 also include 12% cumulative undeclared dividends on the 300,000 shares of Series D preferred stock that were unpaid at the time of conversion to Series E preferred stock on September 30, 2000 plus undeclared dividends for the fourth quarter on the Series E preferred stock.  The total of undeclared dividends for the Series E preferred stock for 2000 was $129,000.  The Series D preferred stock accrued 12% dividends during the entire fourth quarter of 2001 and the Series E preferred stock accrued 12% dividends throughout 2001.  The total of undeclared dividends for Series D and Series E preferred stock for 2001 was $346,000.

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

2001 Compared To 2002

Revenues.  Revenues decreased from $90.3 million 2001 to $86.4 million in 2002. This revenue decrease of $3.9 million is due primarily to fluctuations in revenues of our retail subsidiaries.  Leingang, our North Dakota retail subsidiary, reported $1.4 million more revenue in 2002 compared to 2001 due to significant backlog caused by a severe hailstorm in June 2001.  Thermo-Shield, our Chicago retail subsidiary, reported $3.8 million less revenue in 2002 compared to 2001.  This subsidiary continues to be underperforming following a change in its lead generation strategy, closure of several of its divisions, and change in subsidiary management.  ThermoView’s management is closely monitoring this subsidiary in an effort to improve its performance.  Rolox, our Kansas City, Missouri, retail subsidiary reported $1.5 million less revenue in 2002 compared to 2001.  This subsidiary eliminated a customer sales incentive program in 2002 and experienced staff turnover which had an adverse impact on revenues.

Gross Profit.  Gross profit decreased from $45.8 million in 2001 to $43.0 million in 2002.  As a percentage of revenues, gross profit decreased from 50.7% in 2001 to 49.8% in 2002.  The lower gross profit percentage in 2002 resulted from increased installation labor costs, increased insurance costs and increased other costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased from $41.0 million in 2001 to $39.0 million in 2002.  Selling, general and administrative expenses as a percentage of revenues decreased from 45.4% in 2001, to 45.1% in 2002.  The decrease in selling, general and administrative expenses in 2002 represents a concerted effort by management to reduce corporate and field expenses.  We have reduced salary expense, phone expense, and various other administrative costs.

Unusual Charges (Credits).  The unusual credit in 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001.  The $7.2 million unusual credit is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC

Bank.  The historical results of operations in 2001 has been reclassified to reflect this gain as an unusual credit rather than an extraordinary item to comply with new accounting rules.

Depreciation Expense.  Depreciation expense decreased from $1.2 million in 2001 to $1.0 million in 2002, reflecting relatively constant levels of property and equipment.

Amortization Expense.  Amortization expense decreased from $2.8 million in 2001 to $74,000 in 2002. This decrease results from the adoption of the new accounting standard relating to goodwill.

Interest Expense.  Interest expense decreased from $3.0 million in 2001 to $2.6 million in 2002.  This decrease results from the reduction of interest related to the elimination of nearly $7.0 million of debt during the first quarter of 2001 in connection with a debt restructuring, a 2% reduction in the stated interest rate on $6 million of our debt, extended maturity dates on some of our debt which reduced the monthly amounts of accretion of debt discount, and debt retirements of $1.5 million in the last half of 2002.

Income Tax Expense.  Due to operating losses, management concluded that it was more likely than not that deferred tax assets will not be realized.  Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2001 or 2002.  Income tax expense in 2001 relates to state income taxes.  Income tax benefit in 2002 relates to some state tax refunds.

Non-Cash Dividends.  Non-cash dividends in 2001 and 2002 represent accrued dividends on the Series D and E preferred stock.

Benefit of Series D Stock Redemption.  We redeemed 99,470 shares of Series D preferred stock with a carrying amount of $497,350 for $100,000 from the prior owners of an acquired business.  We have reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in 2001.

Disclosures about Contractual Obligations and Commercial Commitments

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years
Long Term Debt Obligations	$17,222,756	$279,710	$16,931,238	$11,808
Capital Lease Obligations	113,768	44,658	50,306	18,804
Operating Lease Obligations	5,280,611	2,134,427	2,979,718	166,466
Mandatorily Redeemable Preferred Stock	7,823,807	—	7,823,807	—
Total	$30,440,942	$2,458,795	$27,785,069	$197,078

Joint Venture

In October 2001, ThermoView and Royal Group Technologies Limited formed a joint venture, which purchased certain assets consisting primarily of manufacturing equipment of Complast, Inc. for $1,100,000.  Complast was a supplier of extruded components for the manufacture of window systems, originally located in Minneapolis, Minnesota.  The joint venture is located in Winnipeg, Manitoba, Canada, in one of Royal Group’s manufacturing plants.

Under the terms of the agreement, ThermoView owns 40 percent of the joint venture and Royal Group owns 60 percent.  Additionally, ThermoView agreed to purchase extrusions from the joint venture or an affiliate of the Royal Group for seven years, subject to meeting demand, being price competitive and meeting industry quality standards.  Our interest in this joint venture is accounted for using the equity method.  The joint venture produces and sells extrusions consisting of composites of acrylonitrile butadiene styrene (ABS) and other materials.  Purchases by ThermoView represented 49% of the joint venture’s total revenue in 2002.  The joint venture’s revenue approximated $2.5 million in 2002.

Liquidity And Capital Resources

As of December 31, 2002, we had cash and equivalents of $2.2 million, working capital of $1.6 million, $17.0 million of long-term debt, net of current maturities, and $7.8 million of mandatorily redeemable preferred stock.  Our operating activities for 2001 provided $3.1 million of cash.  Our operating activities for 2002 provided $2.3 million of cash.

The use of $336,000 of cash for investing activities for 2001 related to the acquisition of $510,000 of property and equipment offset by collection of finance receivables and other.  The use of $507,000 of cash for investing activities for 2002 related primarily to the acquisition of property and equipment.

Financing activities for 2001 used $814,000 of cash.  The financing activities primarily relate to the debt restructuring that occurred in March 2001.  We used $2.0 million in cash for financing activities in 2002 primarily for repayment of debt.

We are required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restrictions as to additional financings, the payment of dividends and the incurrence of additional indebtedness.  The Company did not meet one of its covenants at December 31, 2002.  Effective December 31, 2002, the Company’s lenders have reset certain covenants for periods through March 21, 2004 to accommodate compliance.  Based on these reset covenants, management believes that the Company will be able to comply.  After adjusting the covenants, the Company is in compliance with all covenants as of December 31, 2002.

Under our financing arrangements, substantially all of our assets are pledged as collateral.  In March 2001, GE Equity and a group of our officers and directors purchased from PNC Bank the PNC note due from ThermoView in the original principal amount of $15 million representing our credit facility.  PNC Bank in January 2001 had declared the credit facility in default for covenant violations.  In connection with the purchase of the PNC Note by GE Equity and others, all defaults were waived.

If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt.  An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders.  As of December 31, 2002, we are not in default under any of our debt arrangements.

We believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

•             debt service requirements;

•             working capital requirements;

•             planned property and equipment capital expenditures;

•             expanding our retail segment;

•             offering new technologically improved products to our customers; and

•                  integrating more thoroughly the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business.

In connection with adjusting certain covenants in loan agreements, the preferred shareholders agreed to modify terms of their agreements such that except under limited circumstances, cash dividend payments will not be required until July 31, 2004.

We also believe in the longer term that cash will be sufficient to meet our needs.  However, we do not expect to continue our acquisition program soon.  In October 2002, we opened a new retail sales office in Phoenix, Arizona, and are working to open two new retail offices in the upper midwest and in a southeastern state in 2003.  Also, we have and are investing in the development of Alter-Lite light-control windows and a new line of climate resistant, highly durable Compozit™ windows.  In addition, we intend to more thoroughly integrate the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business over the next two years.  These various initiatives we expect will require cash from $300,000 to $400,000 in the next twelve months.

On or before our debt matures in March 2004, we anticipate either extending the term of our current financing or refinancing it.  Management retired $1.5 million of debt through December 31, 2002.

We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $500,000 to $900,000 annually.

Pending Litigation

ThermoView does not anticipate any significant adverse effect on our financial position, results of operations or cash flows because of the pending litigation described in Item 3, Legal Proceedings, except for the following. Although ThermoView intends to vigorously defend the Clemmens suit, an adverse outcome could have a material adverse effect on our cash flow.

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2000, 2001, and 2002 inflation did not cause a significant increase in our costs.

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

Item 8.  Financial Statements And Supplementary Data

Report of Independent Public Accountants

The Board of Directors and Stockholders

ThermoView Industries, Inc.

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of ThermoView Industries, Inc., for the year ended December 31, 2000.  Our audit also included the information for the year ended December 31, 2000 included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and information included in the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and information included in the schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of ThermoView Industries, Inc.’s operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information for the year ended December 31, 2000 included in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Louisville, Kentucky
March 23, 2001

Report of Independent Public Accountants

This report is a copy of the previously issued report and has not been reissued.

To the Board of Directors and Shareholders of

ThermoView Industries, Inc.:

We have audited the accompanying consolidated balance sheet of ThermoView Industries, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements and the schedule referred to below are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II - Valuation and Qualifying Accounts for the period ended December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This Schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Louisville, Kentucky
February 22, 2002

Report of Independent Public Accountants

Board of Directors and Shareholders

ThermoView Industries, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheet of ThermoView Industries, Inc., as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of ThermoView Industries, Inc., as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations, and who expressed an unqualified opinion on those financial statements in their report dated February 22, 2002.  The financial statements of ThermoView Industries, Inc., for the year ended December 31, 2000 were audited by other auditors who issued an unqualified opinion on those financial statements in their report dated March 23, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoView Industries, Inc., as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Notes 1 and 3, during 2002 the Company adopted new accounting guidance for debt extinguishments and goodwill and intangible assets.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II — Valuation and Qualifying Accounts for the period ended December 31, 2002 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This Schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Crowe, Chizek and Company LLP

Louisville, Kentucky
February 14, 2003, except Notes 7 and 8 as to which the date is March 31, 2003

THERMOVIEW INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2002
Assets
Current assets:
Cash and equivalents	$2,387,583	$2,179,887
Receivables:
Trade, net of allowance for doubtful accounts of $413,000 in 2001 and $344,000 in 2002	3,618,474	3,340,577
Other	275,400	346,272
Costs in excess of billings on uncompleted contracts	973,628	589,458
Inventories	1,749,917	2,104,966
Prepaid expenses and other current assets	907,881	485,316
Total current assets	9,912,883	9,046,476
Property and equipment, net	2,665,382	2,679,852
Other assets:
Goodwill	58,358,742	28,358,742
Other assets	263,138	408,094
	58,621,880	28,766,836
Total assets	$71,200,145	$40,493,164

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,928,781	$3,698,212
Accrued expenses	2,617,533	2,663,889
Billings in excess of costs on uncompleted contracts	1,064,153	654,338
Income taxes payable	52,450	93,950
Current portion of long-term debt	285,411	324,368
Total current liabilities	7,948,328	7,434,757
Long-term debt	17,631,967	17,012,156
Other long-term liabilities	368,918	135,494
Commitments and contingencies
Mandatorily redeemable preferred stock:
Series C, $.001 par value, 25,000 shares authorized; none issued	—	—
Series D, $.001 par value (aggregate redemption amount and liquidation preference of $5,547,875); 1,500,000 shares authorized; 956,900 shares issued and outstanding in 2001 and 2002	4,929,216	5,547,875
Series E, $.001 par value (aggregate redemption amount and liquidation preference of $2,275,932); 500,000 shares authorized; 336,600 shares issued and outstanding in 2001 and 2002	2,013,677	2,275,932
Stockholders’ equity:
Preferred stock, 2,975,000 shares authorized:
Series A, $.001 par value; none issued	—	—
Series B, $.001 par value; none issued	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 7,861,702 shares issued and outstanding in 2001; 8,628,716 shares issued and outstanding in 2002	7,861	8,628
Paid-in capital	64,679,509	63,799,703
Accumulated deficit	(26,379,331)	(55,721,381)
Total stockholders’ equity	38,308,039	8,086,950
Total liabilities and stockholders’ equity	$71,200,145	$40,493,164

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2000	2001	2002
Revenues	$98,471,929	$90,327,342	$86,359,078
Cost of revenues earned	47,145,198	44,516,705	43,328,652

Gross profit	51,326,731	45,810,637	43,030,426
Selling, general and administrative expenses	52,661,631	40,989,044	38,953,057
Unusual charges (credits)	11,150,000	(7,150,109)	—
Depreciation expense	1,204,126	1,175,641	986,476
Amortization expense	3,356,328	2,805,145	73,630

Income (loss) from operations	(17,045,354)	7,990,916	3,017,263
Equity in earnings of joint venture	—	—	141,355
Interest expense	(4,711,049)	(3,035,060)	(2,604,841)
Interest income	153,099	66,412	59,174

Income (loss) before income taxes	(21,603,304)	5,022,268	612,951
Income tax expense (benefit)	1,672,000	—	(45,000)

Income (loss) before cumulative effect of an accounting change	(23,275,304)	5,022,268	657,951
Cumulative effect of an accounting change–charge for impairment of goodwill	—	—	(30,000,000)

Net income (loss)	(23,275,304)	5,022,268	(29,342,049)

Less preferred stock dividends:
Cash	(100,800)	—	—
Non-cash	(1,812,547)	(346,680)	(880,914)
Plus:
Benefit of converting Series C to warrant	5,809,000	—	—
Benefit of Series D redemption	1,091,730	397,350	—
	4,987,383	50,670	(880,914)

Net income (loss) attributable to common stockholders	$(18,287,921)	$5,072,938	$(30,222,963)

Basic income (loss) per common share:
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$(2.28)	$.61	$(.02)
Cumulative effect of an accounting change	—	—	(3.31)
Net income (loss) attributable to common stockholders	$(2.28)	$.61	$(3.33)

Diluted income (loss) per common share:
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$(2.28)	$.52	$(.02)
Cumulative effect of an accounting change	—	—	(3.31)
Net income (loss) attributable to common stockholders	$(2.28)	$.52	$(3.33)

Weighted average shares outstanding-basic	8,038,291	8,328,523	9,069,092
Weighted average shares outstanding-diluted	8,038,291	9,732,026	9,069,092

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balances at December 31, 1999	—	$—	7,389,592	$7,390	$59,794,361	$(8,126,295)	$51,675,456
Common stock issued for acquisition	—	—	18,000	18	43,866	—	43,884
Common stock issued for license agreement	—	—	12,500	12	49,988	—	50,000
Common stock issued for services	—	—	45,000	45	36,540	—	36,585
Common stock issued to settle Series C preferred stock dividend	—	—	337,632	337	332,047	—	332,384
Common stock retired related to purchase price reduction for acquisition	—	—	(76,263)	(76)	(1,298,393)	—	(1,298,469)
Series C preferred stock dividends settled in common stock	—	—	—	—	(332,384)	—	(332,384)
Accrued dividends on Series E preferred stock	—	—	—	—	(128,713)	—	(128,713)
Preferred stock dividend payments	—	—	—	—	(100,800)	—	(100,800)
Amortization of discount related to common stock purchase warrants issued in connection with Series C preferred stock	—	—	—	—	(1,351,450)	—	(1,351,450)
Series D preferred stock issued in lieu of cash for acquisition earn-out provisions	1,439,316	1,439	—	—	7,195,141	—	7,196,580
Conversion of Series D preferred stock to mandatorily redeemable Series D and E preferred stock	(1,439,316)	(1,439)	—	—	(7,195,141)	—	(7,196,580)
Benefit of converting Series C preferred stock to common stock purchase warrant	—	—	—	—	5,809,000	—	5,809,000
Difference in value of common stock purchase warrants exchanged in Series C conversion	—	—	—	—	191,000	—	191,000
Benefit of Series D preferred stock redemption	—	—	—	—	1,091,730	—	1,091,730
Value of warrants to purchase common stock issued for services	—	—	—	—	7,000	—	7,000
Net loss	—	—	—	—	—	(23,275,304)	(23,275,304)

Balances at December 31, 2000	—	—	7,726,461	7,726	64,143,792	(31,401,599)	32,749,919

Accrued dividends on Series D and E preferred stock	—	—	—	—	(346,680)	—	(346,680)
Common stock issued for acquisition	—	—	18,000	18	10,782	—	10,800
Benefit of Series D preferred stock redemption	—	—	—	—	397,350	—	397,350
Value of warrants issued in connection with debt restructuring	—	—	—	—	474,382	—	474,382
Cashless exercise of 150,000 shares of common stock as partial exercise of 1,100,000 shares under stock purchase warrant	—	—	117,241	117	(117)	—	—
Net income	—	—	—	—	—	5,022,268	5,022,268

Balances at December 31, 2001	—	$—	7,861,702	$7,861	$64,679,509	$(26,379,331)	$38,308,039
Accrued dividends on Series D and E preferred stock	—	—	—	—	(880,914)	—	(880,914)
Cashless exercise of 950,000 shares of common stock representing the remaining exercise of 1,100,000 shares under stock purchase warrant	—	—	764,014	764	(764)	—	—
Exercise of stock options	—	—	3,000	3	1,872	—	1,875
Net loss	—	—	—	—	—	(29,342,050)	(29,342,050)

Balances at December 31, 2002	—	$—	8,628,716	$8,628	$63,799,703	$(55,721,381)	$8,086,950

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2000	2001	2002
Operating activities
Net income (loss)	$(23,275,304)	$5,022,268	$(29,342,049)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Cumulative effect of an accounting change-charge for impairment of goodwill	—	—	30,000,000
Depreciation and amortization	4,560,454	3,980,786	1,060,106
Deferred income taxes	1,728,000	—	—
Unusual charges (credits)	11,150,000	(7,150,109)	—
Accretion of discount related to debt	1,599,996	993,027	838,276
Provision for doubtful accounts	800,000	56,000	57,000
Writedown of finance receivables to net realizable value	380,000	—	—
Interest forgiven	—	360,000	—
Interest added to principal	300,000	1,184,153	—
Equity in earnings of joint venture	—	—	(141,355)
Other	71,482	—	(190,000)
Changes in operating assets and liabilities:
Trade receivables	824,061	(227,778)	220,897
Other receivables	(209,594)	327,230	(70,872)
Costs in excess of billings on uncompleted contracts	207,490	92,955	384,170
Inventories	178,837	(18,111)	(355,049)
Prepaid expenses and other current assets	45,152	(516,470)	422,565
Accounts payable	957,590	(473,211)	(230,569)
Accrued expenses	(42,694)	(640,312)	13,466
Billings in excess of costs on uncompleted contracts	31,266	102,155	(409,815)
Income taxes payable	(116,784)	52,450	41,500
Net cash provided by (used in) operating activities	(810,048)	3,145,033	2,298,271

Investing activities
Acquisitions of businesses, net of cash acquired	(1,012,621)	—
Payments for purchase of property and equipment	(878,405)	(510,057)	(478,857)
Finance receivables originated	(729,412)	—	—
Finance receivables collected	275,031	—	7,193
Finance receivables sold	931,347	92,355	—
Other	72,809	82,021	(35,767)
Net cash used in investing activities	(1,341,251)	(335,681)	(507,431)

Financing activities
Increase in long-term debt	—	7,291,618	14,411
Payments of long-term debt	(687,296)	(8,175,474)	(2,014,822)
Redemption of Series D preferred stock	—	(100,000)	—
Proceeds from issuance of detachable stock purchase warrants related to senior debt	—	392,382	—
Financing costs	—	(222,621)	—
Preferred stock dividend payments	(100,800)	—	—
Exercise of stock options	—	—	1,875
Net cash used in financing activities	(788,096)	(814,095)	(1,998,536)
Net increase (decrease) in cash and equivalents	(2,939,395)	1,995,257	(207,696)
Cash and equivalents at beginning of year	3,331,721	392,326	2,387,583
Cash and equivalents at end of year	$392,326	$2,387,583	$2,179,887

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.  Organization And Significant Accounting Policies

ThermoView Industries, Inc. (“the Company”) is a Delaware corporation, and was traded on the OTC Bulletin Board pursuant to Rule 15c2-11(a)(5) under the Securities Exchange Act of 1934, as amended, from April 16, 1998 until December 2, 1999, when it began trading on the American Stock Exchange.

The Company designs, manufactures, sells and installs custom vinyl replacement windows for residential and retail commercial customers. The Company also sells and installs replacement doors, textured exterior coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings, and bathroom and kitchen remodeling products, as well as residential roofing.

The Company has facilities in 17 states, primarily in the Midwest and southern California.  As of December 31, 2002, 13 of the Company’s 833 total employees were covered by collective bargaining agreements.  These agreements in place as of February 1, 2001 are set to expire February 1, 2004.

Following is a summary of the Company’s significant accounting policies.

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

Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 25 years.  At December 31, 2001, goodwill, net of accumulated amortization of $8,311,407, was $58,358,742.  Beginning January 1, 2002, goodwill is no longer amortized, but is evaluated at least annually for impairment, and more frequently under certain conditions.  The effects of adopting new accounting standards are discussed in Note 3.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows.  If facts and circumstances lead the Company’s management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary.

Warranties

The Company provides its customers with various warranty programs on its products and services.  The Company provides an accrual for future warranty costs based upon the relationship of prior years’ revenues to actual warranty costs.  It is the Company’s practice to classify the entire warranty accrual for continuing businesses as a current liability.

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

Shipping and Handling Fees and Costs

Consistent with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10), the Company classifies shipping and handling amounts billed to customers as revenues.  Shipping and handling costs are included as a component of cost of revenues earned. Shipping and handling amounts billed to customers were $209,728 in 2000, $230,709 in 2001, and $193,035 in 2002.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense was $3,439,758 in 2000, $3,764,840 in 2001, and $3,427,737 in 2002.  Such expenses are included within selling, general and administrative expenses in the accompanying statement of operations.

Income Taxes

Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions.

Income and Loss Per Common Share

The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period.  The weighted average number of shares outstanding for the years ended December 31, 2000, 2001, and 2002 includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration of $.03 per share (see Note 7).  Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation.  As the Company recorded losses in 2000 and 2002, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

A reconciliation of basic to diluted share amounts used in computing the per share amounts for the year ended December 31, 2001 is as follows:

Basic-weighted average shares outstanding	8,328,523
Dilutive effect of stock options and warrants	1,403,503
Diluted-weighted average shares outstanding and assumed conversions	9,732,026

A reconciliation of income (loss) before cumulative effect of an accounting change attributable to common stockholders and net income (loss) attributable to common stockholders used in computing the per share amounts are as follows:

	2000	2001	2002
Income (loss) before cumulative effect of an accounting change	$(23,275,304)	$5,022,268	$657,951
Preferred stock dividends, net of benefit of conversions and redemption	4,987,383	50,670	(880,914)
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	(18,287,921)	5,072,938	(222,963)
Cumulative effect of an accounting change	—	—	(30,000,000)
Net income (loss) attributable to common stockholders	$(18,287,921)	$5,072,938	$(30,222,963)

Stock Options

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for its employee stock options under APB No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost has been recognized for employee options except as noted above.  Had compensation cost for employee options been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been as follows:

	2000	2001	2002
Net income (loss):
As reported	$(23,275,304)	$5,022,268	$(29,342,049)
Pro forma	(24,498,064)	3,939,015	(29,693,210)
Net income (loss) attributable to common stockholders:
As reported	(18,287,921)	5,072,938	(30,222,963)
Pro forma	(19,510,681)	3,989,685	(30,574,124)
Basic and diluted income (loss) per common share:
Basic, As reported	(2.28)	.61	(3.33)
Diluted, As reported	(2.28)	.52	(3.33)
Basic, Pro forma	(2.43)	.48	(3.37)
Diluted, Pro forma	(2.43)	.43	(3.37)

The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2000	2001	2002
Interest rate	5.50%	4.56%	3.59%
Dividends	—	—	—
Expected volatility	.610	.500	1.62
Expected life in years	5	5	5

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

Reclassifications of 2000 and 2001 Financial Statements

Certain reclassifications have been made to the December 31, 2000 and 2001 financial statements to conform with December 31, 2002 classifications.  These reclassifications have no material effect on previously reported operating results and stockholders’ equity.

New Accounting Pronouncements

Newly issued but not yet effective accounting standards on asset retirement obligations, restructuring activities and exit costs, and operating leases were issued in 2002.  Management determined that when the new accounting standards are adopted in 2003 they would not have a material impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Company has adopted the new accounting rule and has reclassified the 2001 financial statements to reflect the previously reported gain from forgiveness of debt as an unusual credit rather than as an extraordinary item, as required by prior accounting guidance.

2.  Property and Equipment

Property and equipment at December 31 consists of the following:

	2001	2002
Building improvements	$824,175	$890,063
Manufacturing equipment	887,867	1,084,167
Furniture, fixtures and equipment	1,132,688	1,136,536
Computer equipment and software	1,683,870	1,678,924
Autos and trucks	1,233,728	1,369,276
	5,762,328	6,158,966
Less accumulated depreciation	(3,096,946)	(3,479,114)
	$2,665,382	$2,679,852

During the fiscal year 2001, $344,478 of additions to property and equipment were financed.  In 2002, the amount of additions financed was $581,284.

The adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” did not have an impact on the Company’s financial position or results of operations.

3.  Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 was effective for the Company as of January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized and will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

SFAS No. 142 uses a two-step process to measure potential impairment.  In the first step, the fair values of the Company’s reporting units are compared to the units’ carrying amounts.  Reporting units with similar economic and operating characteristics may be combined into a single segment level evaluation.  If the fair value of a reporting unit exceeds its carrying cost, goodwill is not considered impaired.  If the carrying cost exceeds fair value, a second step is used to determine the amount of impairment.  The second step determines the implied fair value of goodwill for a reporting unit by applying the estimated fair value to the tangible and separately identifiable intangible assets and liabilities of the reporting unit, with any remaining amount considered goodwill.

The Company completed the first step analysis under the requirements of the standard and determined that goodwill was impaired.  Fair values of the Company’s reporting units were determined using a capitalized cash flow technique.  The Company used an outside valuation firm to assist in developing the primary assumptions, such as projected cash flows and capitalization rates and to perform the valuation to apply to the reporting units.  The Company initially defined reporting unit below the segment level but has now determined that for the valuation performed at September 30, 2002 and for subsequent valuations, it will be appropriate to define the reporting unit at the segment level due to further integration of the Company’s operations.

The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values.  Management determined that the fair value of tangible assets and liabilities did not differ significantly from book value, and that the Company’s identifiable intangible assets do not have separately identifiable value, nor do they have measurable value if sold in conjunction with tangible assets.

As a result of the analysis of the amount to be attributable to goodwill, a charge for impairment of goodwill of $30 million was recorded in the first quarter of 2002 as the cumulative effect of adopting this change in accounting.

Goodwill must be evaluated at least annually, and more frequently under certain conditions.  Goodwill impairment in future periods, if any, will be charged to continuing operations.  The Company’s method of determining goodwill impairment is particularly dependent upon operating cash flow.  At September 30, 2002, management used an outside valuation firm to perform the annual valuation.  The valuation results indicated no further goodwill impairment.

The income (loss) before cumulative effect of an accounting change attributable to common stockholders as reconciled in Note 1 adjusted to a comparable basis for goodwill amortization is as follows:

	2000	2001	2002
Income (loss) attributable to common stockholders before cumulative effect of an accounting change as reported in Note 1	$(18,287,921)	$5,072,938	$(222,963)
Add back goodwill amortization	2,866,128	2,664,474	—
Adjusted income (loss) attributable to common stockholders before cumulative effect of an accounting change	$(15,421,793)	$7,737,412	$(222,963)

Basic income (loss) per share:
Income (loss) attributable to common stockholders before cumulative effect of an accounting change as reported	$(2.28)	$.61	$(.02)
Add back goodwill amortization	.36	.32	—
Adjusted income (loss) attributable to common stockholders before cumulative effect of an accounting change	$(1.92)	$.93	$(.02)

Diluted income (loss) per share:
Income (loss) before cumulative effect of an accounting change attributable to common stockholders as reported	$(2.28)	$.52	$(.02)
Add back goodwill amortization	.36	.27	—
Adjusted income (loss) before cumulative effect of an accounting change attributable to common stockholders	$(1.92)	$.79	$(.02)

Information regarding goodwill by segment is as follows:

	Manufacturing Segment	Retail Segment	Total
Carrying amount of goodwill at December 31, 2001	$4,017,782	$54,340,960	$58,358,742
Impairment charge upon adoption of SFAS No. 142	(2,547,219)	(27,452,781)	(30,000,000)
Goodwill at December 31, 2002	$1,470,563	$26,888,179	$28,358,742

4.  Uncompleted Contracts

Costs and billings on uncompleted contracts at December 31 are as follows:

	2001	2002
Costs incurred on uncompleted contracts	$1,585,106	$927,464
Billings to date	1,675,631	992,344
	$(90,525)	$(64,880)

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	2001	2002
Costs in excess of billings on uncompleted contracts	$973,628	$589,458
Billings in excess of costs on uncompleted contracts	(1,064,153)	(654,338)
	$(90,525)	$(64,880)

5.  Leases

The Company and its subsidiaries are lessees under various operating lease agreements for office space, manufacturing facilities, warehouses, equipment and other properties.  The Company in general is responsible for all taxes, insurance and utility expenses associated with these leases.  Lease renewal options are present in many of the lease arrangements, and range in renewal periods from one to five years.  Future minimum rental commitments at December 31, 2002, are as follows:

Year	Related Party Leases	Other Leases	Total
2003	$1,032,852	$1,101,575	$2,134,427
2004	889,352	871,464	1,760,816
2005	398,652	274,522	673,174
2006	304,452	241,276	545,728
2007	—	166,466	166,466
Total	$2,625,308	$2,655,303	$5,280,611

Rent expense was $2,093,953, $1,717,523, and $1,850,848 for the years ended December 31, 2000, 2001, and 2002, respectively.  Of these amounts, related party rent expense was $1,067,133, $907,620, and $954,852 for 2000, 2001, and 2002, respectively.

6.  Accrued Expenses

Accrued expenses as of December 31 consist of the following:

	2001	2002
Payroll and related	$1,381,956	$1,556,910
Warranties	495,000	492,000
Professional fees	196,000	113,400
Other	544,577	501,579
	$2,617,533	$2,663,889

7.  Long-term Debt

Long-term debt at December 31 consists of the following:

	2001	2002
Series A, B and C senior debt	$10,506,498	$9,576,525
Senior subordinated promissory note	4,428,307	4,671,548
Obligations related to guarantors of bank revolving line of credit	2,378,500	2,306,500
Other	604,073	781,951
	17,917,378	17,336,524
Less current portion	285,411	324,368
Long-term portion	$17,631,967	$17,012,156

The following is a schedule by years of future maturities of long-term debt as of December 31, 2002:

2003	$324,368
2004	16,864,205
2005	117,339
2006	30,612
Total	$17,336,524

The Company is required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restriction as to the payment of dividends and the incurrence of additional indebtedness.  The Company did not meet one of its covenants at December 31, 2002.  Effective December 31, 2002, the Company’s lenders have reset certain covenants for periods through March 31, 2004 to accommodate compliance.  Based on these reset covenants, management believes that the Company will be able to comply.  After adjusting the covenants, the Company is in compliance with all covenants as of December 31, 2002.

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

On March 22, 2001, ThermoView substantially restructured its debt.  Under the Company’s financing arrangements, substantially all of the Company’s assets are pledged as collateral.  In connection with waiving defaults at June 30, 2000, PNC required the Company to repay $5 million of the credit facility by December 27, 2000.  The Company was unable to make the required December 27, 2000 payment, violated various other covenants, and was declared in default by PNC in early January 2001.  The declaration of default by PNC also served as a condition of default under the senior subordinated promissory note to GE Equity.  The PNC note was purchased by GE Equity and a group of officers and directors of the Company in March 2001, and all defaults relating to the GE Equity note and the purchased PNC note were waived.  The PNC debt outstanding as of December 31, 2000 is classified as long-term since the debt was either forgiven or replaced with other long-term debt in March 2001.

The Company owed PNC $14,719,991 as of December 31, 2000.  In January 2001, PNC exercised their right to seize $3,000,000 of collateral provided to them by four guarantors of the PNC debt.  This reduced the PNC debt balance to $11,719,991.  The remaining balance of $11,719,991 was settled for cash of $5,250,000 and the issuance of a warrant to PNC to purchase 200,000 shares of the Company’s common stock at $.28 per share.  The warrant is exercisable through March 2011.  The forgiveness of debt principal by PNC of approximately $6.5 million and the accrued interest on the debt from January 1, 2001 through March 22, 2001, net of related expenses which includes the fair value of the common stock purchase warrant issued to PNC, was reported by ThermoView as an extraordinary credit of $6,584,109, in the first quarter of 2001.  As discussed in Note 1, the statement of operations in 2001 has been reclassified to reflect this gain as an unusual credit rather than an extraordinary item due to the requirements of SFAS No. 145.

The settlement with PNC was consummated by restatement of the original PNC note dated August 31, 1998 and by issuing (i) a Series A sub-note payable to GE Equity in the amount of $3,000,000; (ii) Series B sub-notes payable to each of the Series B lenders (officers, directors, employees and consultants) in the total amount of $2,250,000; and (iii) a new Series C sub-note payable to GE Equity in the amount of $6,250,000 face amount ($4,750,000 net of debt discount) representing a portion of GE Equity’s original subordinated note of $10,000,000.  Also, GE Equity agreed to add interest on this $6,250,000 senior debt to principal through December 31, 2001.  The GE Equity subordinated debt originally had a face amount of $10,000,000, and at December 31, 2000 had a balance of $7,600,000 net of debt discount ($7,900,000 with deferred interest).  Since $6,250,000 of this debt became senior debt, the remaining face amount was $3,750,000 ($2,850,000 net of debt discount).  The maturity date of the subordinated debt was changed from July 2002 to April 30, 2004.  Also, GE Equity agreed to add interest on the subordinated debt to principal for the fourth quarter of 2000 and all of 2001.  At December 31, 2002, $2,128,571 of Series A, $5,967,445 of Series C, and $4,671,548 of senior subordinated promissory note (an aggregate of $12,767,564) represent amounts owed to GE Equity.  The aggregate face amount of all GE Equity debt before discount amounts to $13,612,727 at December 31, 2002.

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

$869,714 of the Series A sub-note and $655,286 of the Series B sub-note were repaid during 2002.

Two of the four guarantors received promissory notes for $1,200,000 at 6% interest in full settlement of any potential obligation related to $2,000,000 of funds forfeited to PNC when they exercised their rights under their credit agreement.  The $1,200,000 notes mature June 30, 2004.  Total interest on the notes through maturity approximates $234,000.  Since the principal amounts of the notes and the interest totaling approximately $1,434,000 is less than the $2,000,000 obligation, an extraordinary gain amounting to approximately $566,000 was reported by the Company in the first quarter of 2001.  The statement of operations in 2001 has been reclassified to reflect this gain as an unusual credit rather than an extraordinary item to comply with new accounting rules.

The other two guarantors who guaranteed $500,000 of the PNC debt each have not settled possible claims related to forfeiture of their respective collateral.  One of the guarantors has filed a claim against the Company, described in Note 13, Contingencies and Commitments, seeking reimbursement of the forfeited collateral.  The Company has recorded a $1,000,000 liability for possible future claims which is classified as long-term since it is not expected to be repaid before the senior restated notes mature.

Cash paid for interest was $2,928,759, $503,707, and $1,579,884 for 2000, 2001 and 2002, respectively.

Interest expense on related party debt was $94,850, $172,438, and $194,776 for 2000, 2001, and 2002, respectively.

The fair value of the Company’s $17,336,524 of long-term debt at December 31, 2002 approximates its recorded value.

8.  Mandatorily Redeemable Preferred Stock

In December 2000, the holders of the $6,000,000 of mandatorily redeemable Series C preferred stock agreed to convert all of its $6 million of preferred stock, including related warrants, into a warrant to purchase 1,100,000 shares of common stock of the Company at an exercise price of $.28 per share.  The warrant was exercisable at any time until April 22, 2004.  The holder of the warrant had certain demand and piggy-back registration rights with respect to common stock underlying the warrant.  The excess of the carrying amount of the Series C preferred stock ($6 million) and the current fair value of the warrants to purchase 600,000 shares of common stock of the Company at $12 per share over the fair value of the warrant to purchase 1,100,000 shares of common stock of the Company at $.28 per share has been reflected as a $5,809,000 benefit of converting the Series C preferred stock to a warrant in arriving at loss applicable to common stockholders in the accompanying consolidated statement of operations for 2000.  In 2001, 150,000 shares were purchased, and in 2002, the balance of 950,000 shares were purchased in a cashless exercise, resulting in the issuance of 878,255 common shares.

In April 2000, the Company completed negotiations to satisfy its obligations under certain earn-out provisions with previous owners of the Company’s subsidiaries.  As a result of the negotiations, the Board of Directors authorized 1,500,000 shares of 12% Series D cumulative preferred stock ($.001 par value and $5.00 stated value), and the Company then issued 1,417,000 shares to the previous owners in lieu of cash to satisfy $7,085,000 of obligations to them.  An additional 22,316 shares of Series D preferred stock have been issued to compensate the previous owners for interest earned amounting to $111,580 prior to settlement of the obligations.  The Series D preferred stock is senior to the common stock of the Company and is on parity with the Series E preferred stock discussed below.  The Series D preferred stock requires cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12%.  The shares of Series D preferred stock are redeemable by the Company at its option, in whole or in part, for cash or common stock that equals the liquidation value of the shares redeemed.  The shares of Series D preferred stock are not convertible into common stock, have no voting rights and contain no registration rights.  A venture capital firm loaned one of the previous owners $1,500,000 at 12% interest, and collateralized the loan with the previous owner’s 1,113,500 shares of 12% Series D cumulative preferred stock.  A stockholder, who also is a director of the Company, and a stockholder and former director of the Company have an ownership interest in the venture capital firm.

In September 2000, holders of approximately $5.7 million, or about 79% of the Series D preferred stock, agreed to the restructure of terms. As a result of the agreement, dividends payable to the holders of the stock did not begin to accrue until October 2001.  Also, the Series D preferred stock was revised to add a mandatory redemption provision which requires 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001 (revised to July 1, 2004).  Penalties in the form of a 2% increase per annum in the dividend rate, limited to a maximum adjusted dividend rate of 16% per annum, will apply to those portions of preferred stock that are not timely redeemed, which also applies to the Series E preferred stock discussed below.  The Company subsequently redeemed, in December 2000, 226,346 shares of the Series D preferred stock with a carrying amount of $1,131,300 for $40,000 from the prior owners of an acquired business, as part of a severance settlement.  The excess of the carrying amount over the consideration given of $1,091,730 has been reflected as a redemption benefit in arriving at loss applicable to common stockholders in the accompanying consolidated statement of operations for 2000.  In 2001, the Company redeemed 99,470 shares of Series D preferred stock with a carrying value of $497,350 for $100,000 from the prior owners of an acquired business.  ThermoView has reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in 2001.

The remaining approximate 21% or $1.5 million of the Series D preferred stock was converted into 300,000 shares of 12% Series E cumulative preferred stock ($.001 par value and $5.00 stated value).  The Series E preferred stock is senior to the common stock of the Company and is on parity with the Series D preferred stock.  The Series E preferred stock will pay cumulative dividends at the rate of $.60 per share annually, or an annual rate of 12% subject to the availability of such funds.  (The undeclared cumulative dividends at December 31, 2002 amount to $763,375 and $592,932 for the Series

D and E, respectively.)  The shares of Series E preferred stock are not convertible into common stock, have no voting rights and contain no registration rights.  The Series E has a mandatory redemption provision which requires 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001 (revised to July 1, 2004).

In connection with adjusting certain covenants in loan agreements, the preferred shareholders agreed to modify terms of their agreement such that, except under limited circumstances, cash dividend payments will not be required until July 31, 2004.

9.  Income Taxes

Significant components of income tax expense for the years ended December 31, 2000, 2001, and 2002 are as follows:

	2000	2001	2002
Current:
Federal	$—	$—	$—
State	(56,000)	—	(45,000)
	(56,000)	—	(45,000)
Deferred:
Federal	1,728,000	—	—
State	—	—	—
	1,728,000	—	—
Income tax expense (benefit)	$1,672,000	$—	$(45,000)

A reconciliation of income tax expense with the expected amount computed by applying the federal statutory income tax rate to income (loss) before income taxes for the years ended December 31, 2000, 2001, and 2002 is as follows:

	2000	2001	2002
Income tax benefit computed at federal statutory tax rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	(.2)	—	(4.8)
Nondeductible goodwill amortization	2.3	8.3	—
Unusual charges – nondeductible goodwill writeoff	15.8	—	—
Valuation allowance against deferred tax assets	23.7	(43.9)	(40.1)
Other	.2	1.6	3.6
Total	7.8%	0.0%	(7.3)%

Significant components of deferred income taxes as of December 31 are as follows:

	2001	2002
Net operating loss carryforwards	$2,672,000	$3,601,000
Allowance for doubtful accounts	304,000	210,000
Compensation expense related to stock options	1,246,000	1,246,000
Warranties	198,000	251,000
Goodwill	(1,516,000)	4,988,000
Other	(9,000)	(330,000)
Deferred tax assets	2,895,000	9,966,000
Less valuation allowance	(2,895,000)	(9,966,000)
Net deferred tax assets	$—	$—

As of December 31, 2002, the Company has cumulative net operating loss carryforwards of approximately $10.6 million for federal income tax purposes.  These net operating losses expire in 2018 through 2022.  In 2000, management concluded that it is more likely than not that the Company’s deferred tax assets will not be realized.  Accordingly, deferred tax assets have been fully offset by a valuation allowance at December 31, 2001 and 2002.

Cash paid (refunds received) for income taxes was $83,708 in 2000, $63,027 in 2001, and $(117,414) in 2002.

10.  Stockholders’ Equity

In June 2000, the Company’s stockholders approved reducing the amount of authorized shares of common stock from 100 million to 25 million shares and preferred stock from 50 million to 5 million shares.  In addition, the Company’s stockholders authorized the Company to issue up to 3.75 million shares of common stock in one or more private placements.

Common Stock

In March 2000, 12,500 shares of common stock having a fair value of $50,000 were issued to satisfy the Company’s obligation for royalty payments under a license agreement with Research Frontiers Incorporated.

In August 2000, 45,000 shares of common stock having a fair value of $36,585 were issued as consideration for various investment banking services to be provided.

Additional consideration of $450,000 and 18,000 common shares valued at $43,884 related to prior acquisitions was earned in 2000.  The $450,000 was recorded as a long-term liability due to sellers at December 31, 2000, and it was satisfied in 2001 by issuing 53,400 shares of Series D preferred stock and 36,600 shares of Series E preferred stock.  Additional consideration of $450,000 and 18,000 common shares valued at $10,800 related to prior acquisitions was earned in 2001.  The $450,000 was satisfied in 2001 by issuing 90,000 shares of Series D preferred stock.

During 2000, the seller of a previously acquired business returned 76,263 shares of common stock to ThermoView as an adjustment to the purchase price.  The 76,263 shares were originally valued at $1,298,469, and this amount was reversed from goodwill and stockholders’ equity.

In October 2001, 18,000 shares of common stock having a fair value of $10,800 were issued as additional consideration for a prior acquisition.

The former mandatorily redeemable Series C preferred stockholders redeemed their stock and forfeited warrants in December 2000 in exchange for a warrant to purchase 1,100,000 shares of common stock.  In October 2001, 150,000 shares of common stock were issued upon the partial cash-less exercise of this warrant.  The 117,241 shares issued had a fair value of $117,241.  In 2002, the remaining 950,000 shares of common stock were issued in a cashless exercise.  The 764,014 shares issued had a fair value of $764,014.

Employee Stock Options

The Company has adopted three stock option plans under which both qualified or non-qualified options may be granted to key employees and directors at prices not less than fair market value on the date of grant.  Options generally vest over a three-year period and expire five to ten years after the date of grant.

Stock option activity is summarized as follows:

	2000	2001	2002
Outstanding, January 1	1,674,659	1,885,807	2,769,713
Granted	510,331	963,664	342,000
Exercised	—	—	(3,000)
Forfeited	(299,183)	(79,758)	(539,408)

Outstanding, December 31	1,885,807	2,769,713	2,569,305

Exercisable	1,679,637	2,202,049	2,351,469

Available for grant	1,400,000	436,336	94,336

Average exercise price per share:
Outstanding, January 1	$6.32	$4.44	$3.24
Granted	.67	.90	.84
Exercised	—	—	.63
Outstanding, December 31	4.44	3.24	3.05
Exercisable, December 31	3.74	3.02	3.29

Weighted average grant date fair value of options granted during the year	$.39	$.81	$.79

The following table summarizes information about employee stock options outstanding at December 31, 2002:

		Weighted-Average Remaining Contractual Life
Options Outstanding
Number Outstanding	Weighted Exercise Price
553,275	$3.45	11	months
193,868	15.93	72
2,500	11.64	76
120,000	11.43	79
388,998	0.63	79
5,000	2.50	93
963,664	0.90	105
60,000	0.87	108
50,000	1.02	111
232,000	0.80	119

Non-Employee Stock Options and Purchase Warrants

Since inception, the Company has issued various non-employee stock options and purchase warrants.  Refer to Notes 7 and 8 for warrants issued in connection with debt and in connection with the Series C preferred stock.

Other non-employee options and warrants issued are as follows:

	2000	2001	2002
Outstanding, January 1	250,799	990,799	990,799
Granted	740,000	—	—
Exercised	—	—	—
Forfeited	—	—	(580,149)

Outstanding, December 31	990,799	990,799	410,650

Average exercise price per share:
Outstanding, January 1	$9.71	$10.11	$10.11
Granted	10.24	—	—
Forfeited	—	—	11.23
Outstanding, December 31	10.11	10.11	8.53
Exercisable, December 31	10.11	10.11	8.53

Common Shares Reserved

The following table summarizes the number of shares of common stock reserved for future issuance as of December 31, 2002:

Employee stock options:
Options granted	2,569,305
Shares reserved for future grants under 2000 Plan	94,336
Stock purchase warrants issued in connection with:
GE Equity senior subordinated promissory note	561,343
Restructure transaction	1,157,030
Other stock purchase warrants	410,650
4,792,664

11.  Employee Benefit Plans

The Company has a defined contribution 401(k) profit sharing plan and trust for the benefit of all its employees, subject to certain age and service requirements.  Plan participants may make salary reduction contributions to the plan which are subject to Internal Revenue Service contribution limitations.  The Company makes matching employer contributions of twenty-five percent of the first six percent of the employees’ contributions.  Employee contributions vest immediately.  Employer contributions vest over a six-year period.  The Company contributed $282,431 to this plan in 2000, $234,963 in 2001, and $221,948 in 2002.

12.  Unusual Charges (Credits)

As a result of the Company’s decisions to reduce emphasis on the manufacturing segment and to enhance cash flow and profitability of the Company’s retail operations, the Company recorded unusual charges of $11,150,000 in 2000.  Also, as more fully discussed in Note 7, in 2001 the Company substantially restructured its debt and recorded a $7,150,109 gain related to forgiveness of debt.  The statement of operations in 2001 has been reclassified to reflect this gain as an unusual credit rather than an extraordinary item to comply with new accounting rules.

The unusual charges in 2000 specifically relate to management’s and the Board’s decisions to close and abandon two ThermoView subsidiaries’ operations as follows:

Operation	Activity
Precision Window Mfg., Inc. (Precision)	Manufacturer of windows in St. Louis, Missouri

American Home Developers Co., Inc. (American Home Developers)	Retailer of primarily textured coatings in Los Angeles, California

The Company’s consolidated results of operations for 2000 include the following amounts for these entities:

	Revenues	Income (loss) from Operations Before Unusual Charges
Precision	$2,878,600	$(2,042,985)
American Home Developers	1,473,200	(487,785)

The unusual charges consist of the following:

	Precision	American Home Developers	Total
Goodwill write-off	$3,075,484	$6,891,348	$9,966,832
Write down of tangible assets to net realizable value	793,168	10,000	803,168
Reserve for expected loss on lease	180,000	—	180,000
Additional warranty accrual	200,000	—	200,000
	$4,248,652	$6,901,348	$11,150,000

Precision had significant operating losses in 2000, and management was not successful in locating a purchaser of the business.  Because of the poor operating performance of Precision in 2000 and anticipated future losses, management and the Board decided in June 2000 to close this subsidiary and abandon the business.  The Company substantially completed this process in August 2000.  The writedown of tangible assets to net realizable value noted above relates to Precision’s inventories and equipment expected to be sold below cost based on estimates of selling prices.  Precision’s warranty reserve has been adjusted for the expected increase in warranty costs which will occur as a result of having to use an outside party to perform warranty work once Precision is closed.

American Home Developers incurred losses and had negative cash flow in 2000.  Since this subsidiary sold to a different customer base and the development of its product mix was moving contrary to the diversified home improvement product mix of ThermoView’s other southern California locations, management concluded in June 2000 that closing this unprofitable operation and abandoning its underlying business was a better alternative than trying to merge the subsidiary with other ThermoView businesses.  The operation was closed in July 2000.

13.  Contingencies and Commitments

On March 3, 2000, Pro Futures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan filed an action titled Pro Futures Bridge Capital Fund, L.P. V. ThermoView Industries, Inc., et al., Civil Action No. 00CV0559 (Colo. Dist. Ct., March 3, 2000) against ThermoView, its directors, certain officers, a former employee and a stockholder alleging breach of contract, common law fraud, fraudulent misstatements and omissions in connection with the sale of securities, negligent misrepresentations and breach of fiduciary duty.  These claims were in connection with the mandatory conversion of ThermoView’s 10% Series A convertible preferred stock, held by the two funds, into common stock upon completion of the initial public offering in December 1999, and purchases by the two funds of ThermoView common stock from ThermoView stockholders.  The funds sought rescission of their purchases of the Series A preferred stock in the amount of $3,250,000, plus interest and unspecified damages in connection with their purchases of the common stock.  ThermoView filed a notice to dismiss certain claims and an answer denying liability in the remainder of the claims.  ThermoView also exercised an election for the removal of the action to the United States District Court of Colorado in Civil Action No. 00-B-722.  In December 2001, the Court dismissed all claims against ThermoView by the grant of summary judgment.  In January 2002, ProFutures filed a notice to appeal the Court’s grant of summary judgment in the United States Court of Appeals for the Tenth Circuit.  On December 19, 2002, the Court of Appeals issued an order of dismissal affirming the previous summary judgment issued in favor of ThermoView and the defendants.  No amounts have been provided in the accompanying consolidated financial statements for this matter.

On August 1, 2001, Scott Ferguson filed a civil action styled Scott Ferguson v. ThermoView Industries, Inc., et. al., Civil Action No. 01-CI-005295 (Jefferson Circuit Court, August 1, 2001) seeking damages resulting from an investment in Series A preferred stock.  This suit alleges claims similar to the claims advanced by ProFutures Bridge Capital Fund, L.P. and Bridge Capital Partners, Inc. Defined Benefit Pension Plan, in their action detailed above.  By agreement of the parties, the claims were dismissed with prejudice as a result of the final disposition of the ProFutures matter described above.  No amounts have been provided in the accompanying consolidated financial statements for this matter.

On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens’ loss of guaranty collateral to PNC Bank.  These claims are in connection with the April 2000 amendment to ThermoView’s previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt.  In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty.  In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty.  We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000.  Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView’s March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied.  On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling.  On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView.  The February 26, 2003 judgment issued by the court allows Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning May 1, 2000.  ThermoView plans to seek an additional reconsideration with the Jefferson Circuit Court of the February 26, 2003 ruling, and to seek a reversal of this ruling on appeal, if necessary. While the obligation to Clemmens is reflected on ThermoView’s balance sheet as a long term liability, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

In March 2000, the Company entered into a license agreement with Research Frontiers Incorporated (Research Frontiers), a Delaware corporation with headquarters located in Woodbury, New York, for the non-exclusive rights to market windows which utilize variable light transmission technology developed by Research Frontiers. The agreement provides for the payment of a royalty of 5% of the net selling price of the licensed products as defined in the agreement to Research Frontiers for products sold by us that incorporate such technology. Additionally, the Company has agreed to pay to Research  Frontiers an annual minimum royalty of $100,000 for 2003.  The royalty is payable in cash or shares of the Company’s common stock at the Company’s option.  Expense related to this agreement totaled $50,000, $37,500, and $37,500 for 2000, 2001, and 2002, respectively.

14.  Segment Information

The Company’s business units have separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California.  The business units have been aggregated into two reportable operating segments: retail and manufacturing.

Retail

The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

Manufacturing

The manufacturing segment includes the businesses that manufacture and sell vinyl replacement windows to the Company’s retail segment and to unaffiliated customers.

The accounting policies of the segments are the same as those described in Note 1.  Intersegment sales prices are comparable to sales prices charged to unaffiliated customers.  The Company evaluates performance based on income from operations of the respective businesses.

Segment information for 2000 was as follows:

	Retail	Manufacturing	Corporate and Other(a)	Consolidated
Revenues from external customers	$91,612,078	$6,803,568	$56,283	$98,471,929
Intersegment revenues	—	3,898,586	—	3,898,586
Unusual charges-charges related to closure of two subsidiaries	6,901,348	4,248,652	—	11,150,000
Depreciation and amortization	3,366,367	460,014	734,073	4,560,454
Loss from operations	(5,943,161)	(5,643,028)	(5,459,165)	(17,045,354)
Interest expense	140,952	24,112	4,545,985	4,711,049
Interest income	35,423	9,008	108,668	153,099
Total assets	63,944,341	6,906,985	859,481	71,710,807
Additions to long-lived assets:
Property and equipment	806,253	251,020	165,205	1,222,478
Goodwill	508,827	22,678	—	531,505

Segment information for 2001 was as follows:

	Retail	Manufacturing	Corporate and Other(a)	Consolidated
Revenues from external customers	$83,238,033	$6,972,915	$116,394	$90,327,342
Intersegment revenues	—	1,055,479	—	1,055,479
Unusual credit-gain on forgiveness of debt	—	—	7,150,109	7,150,109
Depreciation and amortization	3,230,331	361,492	388,963	3,980,786
Income (loss) from operations	2,656,863	766,183	4,567,870	7,990,916
Interest expense	42,881	12,552	2,979,627	3,035,060
Interest income	20,003	9,663	36,746	66,412
Total assets	61,949,966	6,836,906	2,413,273	71,200,145
Additions to long-lived assets:
Property and equipment	605,096	166,230	83,209	854,535
Goodwill	460,800	—	—	460,800

Segment information for 2002 was as follows:

	Retail	Manufacturing	Corporate and Other(a)	Consolidated
Revenues from external customers	$79,662,391	$6,331,532	$365,155	$86,359,078
Intersegment revenues	—	897,346	—	897,346
Depreciation and amortization	646,263	195,151	218,692	1,060,106
Income (loss) from operations	4,367,526	672,713	(2,022,976)	3,017,263
Interest expense	47,836	18,072	2,538,931	2,604,841
Interest income	17,726	14,257	27,191	59,174
Cumulative effect of an accounting change	27,452,781	2,547,219	—	30,000,000
Total assets	34,150,383	4,119,799	2,222,982	40,493,164
Additions to long-lived assets:
Property and equipment	818,946	123,248	117,947	1,060,141

(a)               For segment reporting purposes, corporate and other represents the operating costs associated with the general oversight of the Company and financial services provided to the subsidiaries in 2000 and 2001.  Revenue from external customers is mainly due to a volume rebate program that was established during fiscal year 2001.

15.  Joint Venture

In October 2001, the Company and Royal Group Technologies Limited formed a joint venture, which purchased certain assets consisting primarily of manufacturing equipment of Complast, Inc. for $1,100,000.  Complast was a supplier of extruded components for the manufacture of window systems, originally located in Minneapolis, Minnesota.  The joint venture is located in Winnipeg, Manitoba, Canada, in one of Royal Group’s manufacturing plants.

Under the terms of the agreement, ThermoView owns 40 percent of the joint venture and Royal Group owns 60 percent.  Additionally, ThermoView agreed to purchase extrusions from the joint venture or an affiliate of the Royal Group for seven years, subject to meeting demand, being price competitive and meeting industry quality standards.  The Company’s interest in this joint venture is accounted for using the equity method.  The joint venture produces and sells extrusions consisting of composites of acrylonitrile butadiene styrene (ABS) and other materials.  Purchases by ThermoView represented 49% of the joint venture’s total revenue in 2002.  The joint venture’s revenue approximated $2.5 million in 2002.

16.  Selected Quarterly Data (Unaudited)

Quarterly data for 2001 was as follows:

	First	Second	Third	Fourth
Revenues	$21,876,421	$23,678,603	$22,639,563	$22,132,755
Gross profit	10,967,157	12,280,505	11,254,012	11,308,963
Unusual credit-gain on forgiveness of debt	7,150,109	—	—	—
Net income (loss)	5,469,206	(180,627)	(307,714)	41,403
Net income (loss) attributable to common stockholders	5,419,407	166,370	(358,620)	(154,219)
Basic income (loss) per common share	0.65	0.02	(0.04)	(0.02)
Diluted income (loss) per common share	0.61	0.02	(0.04)	(0.02)

Quarterly data for 2002 was as follows:

	First	Second	Third	Fourth
Revenues	$20,657,262	$23,822,546	$22,117,216	$19,762,054
Gross profit	10,334,584	12,163,971	10,767,702	9,764,169
Cumulative effect of an accounting change-charge for impairment of goodwill	(30,000,000)	—	—	—
Net income (loss)	(30,748,509)	772,236	310,485	323,739
Net income (loss) attributable to common stockholders	(30,939,877)	578,750	60,726	77,438
Basic income (loss) per common share	(3.53)	0.06	0.01	0.01
Diluted income (loss) per common share	(3.53)	0.06	0.01	0.01

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

(a)           On October 25, 2001, the Board of Directors of ThermoView, on the recommendation of the Audit Committee, dismissed Ernst & Young LLP and engaged Arthur Andersen LLP as ThermoView’s independent certifying accountants for the year ended December 31, 2001.

Ernst & Young LLP was notified of their dismissal on October 25, 2001.

The reports of Ernst & Young LLP on ThermoView’s consolidated financial statements for each of the two years in the period ended December 31, 2000 and 1999, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

(b)          On April 25, 2002, the Board of Directors of ThermoView, on the recommendation of the Audit Committee, dismissed Arthur Andersen, LLP and engaged Crowe Chizek and Company LLP as ThermoView’s independent certifying accountants for the year ended December 31, 2002.

Arthur Andersen, LLP was notified of their dismissal on April 25, 2002.

The reports of Arthur Andersen, LLP on ThermoView’s consolidated financial statements for the period ending December 31, 2001, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period ended December 31, 2001, and the subsequent interim period preceding the dismissal of Arthur Andersen, LLP on April 25, 2002, there were no disagreements with Arthur Andersen, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Arthur Andersen, LLP would have caused the firm to make reference to the matter of the disagreement in their reports.

During the period ended December 31, 2001, and the subsequent interim period preceding the dismissal of Arthur Andersen, LLP on April 25, 2002, no reportable events occurred in connection with the relationship between Arthur Andersen, LLP and ThermoView.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors appearing in ThermoView’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on May 1, 2003 (the “2003 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers appearing under “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

Information appearing under “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management appearing under “Voting Securities” in the 2003 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under “Certain Relationships and Related Transactions” in the 2003 Proxy Statement is incorporated herein by reference.

Item 14.  Controls and Procedures Disclosure

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of ThermoView’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, our Chief Executive Officer and  Chief Financial Officer have concluded that there were no significant changes in ThermoView’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports On Form 8-K

A.                                    Index To Financial Statements

1.                                      Financial Statements (Included Under Item 8):

The Index to the Consolidated Financial Statements of ThermoView Industries, Inc. is included on page 30 of this Form 10-K and is incorporated herein by reference.

2.                                      Financial Statement Schedules:

The following consolidated financial statement schedule of ThermoView Industries, Inc. is included in Item 15(d):

Schedule II Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

B.                                    Reports On Form 8-K

1.                                      Earnings Reduction News Release

On October 21, 2002, the Company issued a press release concerning a reduction in previously forecasted cash flow from operations pursuant to Item 5 of Form 8-K for the event occurring October 21, 2002.

C.                                    Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Commonwealth of Kentucky, on the 31st day of March, 2003.

ThermoView Industries, Inc.

By:	/s/ Stephen A. Hoffmann
Stephen A. Hoffmann,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Hoffmann	Chairman of the Board (principal executive officer)	March 31, 2003
Stephen A. Hoffmann

/s/ Charles L. Smith	Chief Executive Officer and Director	March 31, 2003
Charles L. Smith

/s/ James J. TerBeest	Chief Financial Officer (principal financial and	March 31, 2003
James J. TerBeest	accounting officer)

/s/ Ronald L. Carmicle	Director	March 31, 2003
Ronald L. Carmicle

/s/ Robert L. Cox	Director	March 31, 2003
Robert L. Cox

/s/ Raymond C. Dauenhauer, Jr.	Director	March 31, 2003
Raymond C. Dauenhauer, Jr.

/s/ J. Sherman Henderson, III	Director	March 31, 2003
J. Sherman Henderson, III

/s/ Bruce C. Merrick	Director	March 31, 2003
Bruce C. Merrick

/s/ Rodney H. Thomas	Director	March 31, 2003
Rodney H. Thomas

/s/ George T. Underhill	Director	March 31, 2003
George T. Underhill

Certification of CEO and CFO

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of ThermoView Industries, Inc. (the “Company”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles L. Smith	/s/ James J. TerBeest
Charles L. Smith	James J. TerBeest
Chief Executive Officer	Chief Financial Officer

I, Charles L. Smith, certify that:

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

3)              Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature and Title:	/s/ Charles L. Smith	Date:	March 31, 2003
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

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature and Title:	/s/ James J. TerBeest	Date:	March 31, 2003
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
10.108*	—	Purchase and Rebate Agreement, dated January 1, 2002, by and among Winchester Industries, Inc., and the registrant
10.109*	—	Stock option grant awarded to Charles L. Smith.
10.110	—	Ninth Amendment to Loan Agreement dated as of March 28, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.111	—	Fifth Amendment to Securities Purchase Agreement dated as of March 28, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.112	—	Consent to Amendment of Series D preferred stock dated March 28, 2003 by and among registrant and preferred shareholders.
10.113	—	Consent to Amendment of Series E preferred stock dated March 28, 2003 by and among registrant and preferred shareholders.
16.2	—	Report of change of certifying accountant.
99.1	—	Notice Regarding Arthur Andersen.

*                                         Previously filed as an exhibit to ThermoView Industries, Inc.’s Form 10-K for period ending 12/31/2001 and Form 10-Q for periods ending 03/31/2002, 06/30/2002 and 09/30/2002, and incorporated herein by reference.

Schedule II – Valuation and Qualifying Accounts

ThermoView Industries, Inc.

December 31, 2002

Column A	Column B	Column C Additions		Column D		Column E
Descriptions	Balance at Beginning of Period	Charge to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe		Balance at End of Period
Year Ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$276,000	$800,000	$—	$(195,000	)(1)	$881,000
Reserve for losses on finance receivables	200,000	380,000	—	(218,000	)(1)	362,000
Total	$476,000	$1,180,000	$—	$(413,000)		$1,243,000

Year Ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$881,000	$56,000	$—	$(524,000	)(1)	$413,000
Reserve for losses on finance receivables	362,000	—	—	(210,000	)(1)	152,000
Total	$1,243,000	$56,000	$—	$(734,000)		$565,000

Year Ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$413,000	$57,000	$—	$(126,000	)(1)	$344,000
Reserve for losses on finance receivables	152,000	—	—	(152,000	)(1)	—
Total	$565,000	$57,000	$—	$(278,000)		$344,000

(1)    Uncollectible accounts written off, net of recoveries.