Form 10-Q
period 2003-03-31
THERMOVIEW INDUSTRIES INC
filed 2003-05-15
CIK 1083753

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

                  For the quarterly period ended March 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b.2 of the Exchange Act). Yes [ ] No [X]

     As of April 30, 2003, 8,628,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
     Item 1. Financial Statements..............................................1
         Condensed Consolidated Balance Sheets.................................1
         Condensed Consolidated Statements of Operations.......................2
         Condensed Consolidated Statements of Cash Flows.......................3
         Notes to Condensed Consolidated Financial Statements..................4
     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......14
     Item 4. Controls and Procedures..........................................14
Part II Other Information
     Item 1. Legal Proceedings................................................15
     Item 2. Changes in Securities and Use of Proceeds........................15
     Item 3. Defaults Upon Senior Securities..................................15
     Item 4. Submission of Matters to a Vote of Security Holders..............15
     Item 5. Other Information................................................16
     Item 6. Exhibits and Reports on Form 8-K.................................16
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                           December 31,         March 31, 2003
                                     --------------------- ---------------------
                                               2002              (Unaudited)
Assets                               --------------------- ---------------------
Current assets:
  Cash and equivalents               $        2,179,887     $       1,456,975
  Receivables:
    Trade                                     3,340,577             3,092,934
    Other                                       346,272               337,951
  Costs in excess of billings on
   uncompleted contracts                        589,458               557,887
  Inventories                                 2,104,966             1,961,751
  Prepaid expenses and other current
   assets                                       485,316               872,158
                                     --------------------- ---------------------
Total current assets                          9,046,476             8,279,656

Property and equipment, net                   2,679,852             2,883,249

Other assets:
  Goodwill, net                              28,358,742            28,358,742
  Other assets                                  408,094               443,319
                                     --------------------- ---------------------
                                             28,766,836            28,802,061
                                     --------------------- ---------------------

Total assets                         $       40,493,164    $       39,964,966
                                     ===================== =====================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                   $        3,698,212    $        4,422,267
  Accrued expenses                            2,663,889             2,774,002
  Billings in excess of costs on
   uncompleted contracts                        654,338               657,048
  Income taxes payable                           93,950                93,950
  Current portion of long-term debt             324,368               298,232
                                     --------------------- ---------------------
Total current liabilities                     7,434,757             8,245,499

Long-term debt                               17,012,156            17,242,876
Other long-term liabilities                     135,494                92,537

Mandatorily redeemable preferred stock:
  Series C, $.001 par value, 25,000
   shares authorized; none issued                    --                   --
  Series D, $.001 par value (aggregate
   redemption amount and liquidation
   preference of $5,547,875 at December
   31, 2002 and $5,712,029 at March 31,
   2003); 1,500,000 shares authorized;
   956,900 shares issued and outstanding
   at December 31, 2002 and at March 31,
   2003                                       5,547,875            5,712,029
  Series E, $.001 par value (aggregate
   redemption amount and liquidation
   preference of $2,275,932 at December
   31, 2002 and $2,343,275 at March 31,
   2003); 500,000 shares authorized;
   336,600 shares issued and outstanding
   at December 31, 2002 and at March
   31, 2003                                   2,275,932            2,343,275

Stockholders' equity:
  Preferred stock, 2,975,000 shares authorized:
    Series A, $.001 par value; none issued           --                   --
    Series B, $.001 par value; none issued           --                   --
  Common stock, $.001 par value; 25,000,000
   shares  authorized;  8,628,716 shares issued
   and outstanding at December 31, 2002 and at
   March 31, 2003                                 8,628                8,628
  Paid-in capital                            63,799,703           63,568,206
  Accumulated deficit                       (55,721,381)         (57,248,084)
                                     --------------------- ---------------------

Total stockholders' equity                    8,086,950            6,328,750
                                     --------------------- ---------------------

Total liabilities and
  stockholders' equity               $       40,493,164    $      39,964,966
                                     ===================== =====================
See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the three months ended
                                                              March 31,
                                                    ---------------------------
                                                        2002           2003
                                                    ------------   ------------

Revenues                                            $ 20,657,262   $ 16,193,013

Cost of revenues earned                               10,322,679      8,456,221
                                                    ------------   ------------

Gross profit                                          10,334,583      7,736,792

Selling, general and administrative expenses          10,147,046      8,396,181
Depreciation expense                                     273,382        214,101
Amortization expense                                      34,647          5,064
                                                    ------------   ------------

Loss from operations                                    (120,492)      (878,554)

Equity in earnings (loss) of joint venture                13,184        (26,207)
Interest expense                                        (663,300)      (632,130)
Interest income                                           15,679          9,764
                                                    ------------   ------------

Loss before income taxes                                (754,929)    (1,527,127)

Income tax benefit                                        (6,420)          (424)
                                                    ------------   ------------

Loss before cumulative effect of an accounting
  change                                                (748,509)    (1,526,703)

Cumulative effect of an accounting change--
  charge for impairment of goodwill                  (30,000,000)            --
                                                    ------------   ------------

Net loss                                             (30,748,509)    (1,526,703)

Less non-cash Series D and E preferred stock
  dividends                                             (191,368)      (231,497)
                                                    ------------   ------------

Net loss attributable to common stockholders        $(30,939,877)  $ (1,758,200)
                                                    ============   ============

Basic and diluted loss per common share:

   Loss attributable to common stockholders         $      (0.11)  $      (0.19)
   Cumulative effect of an accounting change               (3.42)             -
                                                    ------------   ------------
   Net loss attributable to common stockholders     $      (3.53)  $      (0.19)
                                                    ============   ============

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the three months ended
                                                              March 31,
                                                     ---------------------------
                                                         2002           2003
                                                         ----           ----
Operating activities
Net loss                                             $(30,748,509)  $(1,526,703)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
   Cumulative effect of an accounting change-
    charge related to impairment of goodwill           30,000,000            --
   Depreciation and amortization                          308,029       219,165
   Accretion of debt discount                             197,676       188,160
   Changes in operating assets and liabilities            529,548       837,829
                                                     -------------  ------------
Net cash provided by (used in) operating activities       286,744      (281,549)

Investing activities
Payments for purchase of property and equipment          (128,790)     (280,713)
Other                                                      (7,653)      (40,287)
                                                     -------------  ------------
Net cash used in investing activities                    (136,443)     (321,000)

Financing activities
Increase in long-term debt                                 14,411            --
Payments of long-term debt                               (122,214)     (120,363)
                                                     -------------  ------------
Net cash provided by (used in) financing activities      (107,803)     (120,363)
                                                     -------------  ------------
Net increase in cash and equivalents                       42,498      (722,912)
Cash and equivalents at beginning of period             2,387,583     2,179,887
                                                     -------------  ------------
Cash and equivalents at end of period                $  2,430,081   $ 1,456,975
                                                     =============  ============

See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Operating Losses and Negative Cash Flow

     During the first quarter of 2003, the Company incurred a net loss to common shareholders of $1,758,200, compared to a net loss, excluding the cumulative effect of a change in accounting, in the first quarter of 2002 of $939,877. The Company's net cash used by operating activities for the quarter was $281,549, and the Company would have used more cash had it not been for an initial slow-down in payment of routine invoices which caused accounts payable to increase by $837,829. While some of this increase in accounts payable is seasonal, the increase is more than $300,000 greater than occurred in the first quarter of 2002.

     Management believes that the decrease in sales, which was largely responsible for the operating loss and reduction in cash flow, was primarily due to severe winter weather in the Midwest markets, severe rain in the southern California market, a sluggish economy, and the events in Iraq. Management further believes that the worst effects of these matters are past.

     The Company's loss by month declined as the quarter progressed. Following is the net loss per month for each month in the first quarter of 2002 and 2003:

                                    2002                  2003
                                    ----                  ----
        January              $    (503,905)        $    (943,575)
        February                  (360,605)             (668,746)
        March                      (75,367)             (145,879)

     The Company expects positive cash from operations beginning in the second quarter. Average weekly cash collections during the first quarter were $1.3

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

2.  Operating Losses and Negative Cash Flow (Continued)

million. Average weekly cash collections for the six weeks subsequent to March 31, 2003 were $1.4 million.

     In the event the Company does not return to positive cash from operations, the Company will not be able to meet its revised debt covenants, thereby making its long-term debt currently due, and will need to re-evaluate its goodwill for potential further impairment and related write-offs.

3.   Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three month periods ended March 31, 2002 and 2003, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses attributable to operations before cumulative effect of an accounting change for the three-month periods ended March 31, 2002 and 2003, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

     Weighted average shares outstanding were as follows:

                                                    Weighted Average
                         Period                    Shares Outstanding
        -----------------------------------------  ------------------
        For the three months ended March 31, 2002       8,760,852
        For the three months ended March 31, 2003       9,190,059

     A reconciliation of loss attributable to common stockholders before cumulative effect of an accounting change used in computing the per share amounts for comparative quarters is as follows:

                                                              Three Months
                                                             Ended March 31,
                                                           2002          2003
                                                        ---------   -----------
Loss before cumulative effect of an accounting change   $(748,509)  $(1,526,703)
Preferred stock dividends                                (191,368)     (231,497)
                                                        ----------  ------------
Loss attributable to common stockholders before
  cumulative effect of an accounting change             $(939,877)  $(1,758,200)
                                                        ==========  ============

4.   Stock Option Information

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock options under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for employee options except as noted above. Had compensation cost for employee options been determined based on the fair value at the grant

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

4.   Stock Option Information (Continued)

date  consistent  with SFAS No. 123, the  Company's net income (loss) and income
(loss) per share would have been as follows:

                                                    2002           2003
                                               -------------  ------------
Net loss:
 As reported                                   $(30,748,509)  $(1,526,703)
 Pro forma                                      (30,858,998)   (1,547,508)
Net loss attributable to common stockholders:
  As reported                                   (30,939,877)   (1,758,200)
  Pro forma                                     (31,050,366)   (1,779,005)
Basic and diluted loss per common share:
  Basic, As reported                           $      (3.51)  $      (.17)
  Diluted, As reported                                (3.51)         (.17)
  Basic, Pro forma                                    (3.53)         (.19)
  Diluted, Pro forma                                  (3.53)         (.19)

         The fair value of each option grant to employees was estimated on the date of grant using the Black Schole9s option-pricing model with the following weighted average assumptions:

                                               2002                  2003
                                     --------------------- ---------------------
Interest rate                                  3.59%                 2.59%
Dividends                                         -                     -
Expected volatility                            1.62                  1.56
Expected life in years                            5                     5

5.   Segment Information

     For the three month periods ended March 31, 2002 and 2003, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into two reportable operating segments: manufacturing and retail.

Manufacturing

     The manufacturing segment includes the businesses that manufacture and sell vinyl replacement windows to the Company's retail segment and to unaffiliated customers.

Retail

     The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

5.   Segment Information (Continued)

     Segment information for the three months ended March 31, was as follows:

 For the three months      Manu-
 ended March 31, 2002    facturing       Retail     Corporate     Consolidated
----------------------  ------------  -----------  ------------  --------------
Revenues from external
  customers             $ 1,031,898   $19,544,485  $    80,879   $ 20,657,262
Intersegment revenues       158,386          --           --          158,386
Income (loss) from
  operations                (97,774)      488,904     (511,622)      (120,492)
Total assets              4,326,059    33,596,146    2,887,641     40,809,846

 For the three months        Manu-
 ended March 31, 2003     facturing       Retail     Corporate     Consolidated
----------------------   ------------  -----------  ------------  --------------
Revenues from external
  customers             $   809,370   $15,306,763   $    76,880   $ 16,193,013
Intersegment revenues        88,266            --            --         88,266
Income (loss) from
  operations               (218,850)      (49,526)     (610,178)      (878,554)
Total assets              3,908,427    34,633,707     1,422,832     39,964,966

6.   Contingencies and Commitments

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On March 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allows Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($112,500 through March 31, 2003). ThermoView intends to appeal this matter to the Kentucky Court of Appeals and anticipates that the appeals process will take over 12 months to complete. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and has determined that the total loss to the Company will not exceed the $1 million recorded liability associated with these matters. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to

                           THERMOVIEW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

6.   Contingencies and Commitments (Continued)

ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

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

     In March 2000, the Company entered into a license agreement with Research Frontiers Incorporated (Research Frontiers), a Delaware corporation with headquarters located in Woodbury, New York, for the non-exclusive rights to market windows which utilize variable light transmission technology developed by Research Frontiers. The agreement provides for the payment of a royalty of 5% of the net selling price of the licensed products as defined in the agreement to Research Frontiers for products sold by the Company that incorporate such technology. Additionally, the Company has agreed to pay to Research Frontiers an annual minimum royalty of $100,000 for 2003. The royalty is payable in cash or shares of the Company's common stock at the Company's option.

 7.   Subsequent Events

     Subsequent to March 31, 2003, lenders have extended maturity dates on debt another six months.

     Maturity dates are revised as follows:

                     Amount of Obligation      Original            Revised
                     at March 31, 2003       Maturity Date       Maturity Date
                     --------------------    --------------    -----------------
Series A, B and C
  senior debt             $9,703,880         March 31, 2004    September 30,2004
Senior subordinated
  promissory note          4,732,359         April 30, 2004    October 31, 2004
Guarantor note             1,200,000         June 30, 2004     November 30, 2004

     Also, the Series D and E preferred stock has a mandatory redemption feature which requires 20% annual redemption over a period of five years commencing July 1, 2004. The preferred stockholders have agreed to revise the commencement date of 20% annual redemption to January 1, 2005.

     Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     This   report   on  Form  10-Q   contains   statements   which   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, most of which are beyond the control of management. These factors include operating losses, continued and increased expenses, non-cash dividends and interest related to our financings, adverse judgments to the Company, and restrictions imposed by our senior and subordinated debt.

     Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

     The following  should be read in  conjunction  with the response to Part I,
Item 1. of this Report and the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

Overview

     We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured exterior coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings and kitchen and bathroom remodeling products, as well as residential roofing.

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

Historical Results Of Operations

     Three months ended March 31, 2002 Compared to Three Months Ended March 31, 2003

                                                        Three Months ended
                                                              March 31,
                                                        -------------------
                                                          2002       2003
                                                        --------   --------
                                                            (In thousands)

Revenues                                                $ 20,657   $ 16,193
Cost of revenues earned                                   10,322      8,456
                                                        --------   --------

Gross profit                                              10,335      7,737
Selling, general and administrative expenses              10,147      8,396
Depreciation expense                                         273        215
Amortization expense                                          35          5
                                                        --------   --------

Loss from operations                                        (120)      (879)
Equity in earnings (loss) of joint venture                    13        (26)
Interest expense                                            (663)      (632)
Interest income                                               15         10
                                                        --------   --------

Loss before income taxes                                    (755)    (1,527)
Income tax benefit                                             6       --
                                                        --------   --------

Loss before cumulative effect of an accounting change       (749)    (1,527)
Cumulative effect of an accounting change -
  charge for impairment of goodwill                      (30,000)      --
                                                        --------   --------

Net loss                                                 (30,749)    (1,527)
Less non-cash Series D and E preferred stock dividends      (191)      (231)
                                                        --------   --------

Net loss attributable to common stockholders            $(30,940)  $ (1,758)
                                                        --------   --------

     Revenues. Revenues decreased from $20.7 million for the first quarter of 2002 to $16.2 million for the first quarter of 2003. Revenues during the first quarter of 2003 were negatively impacted by severe winter weather in our Midwest markets, rain in our Southern California market, the sluggish economy and the events in Iraq. All of our retail operations and our manufacturing operation reported less revenues in the first quarter of 2003 compared to 2002.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $10.3 million in the first quarter of 2002 to $7.7 million in the first quarter of 2003. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit decreased from 50.0% in the first quarter of 2002 to 47.8% in the first quarter of 2003. This decrease results primarily because some costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the first quarter of 2003 compared to the first quarter of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $10.1 million in the first quarter of 2002 to $8.4 million in the first quarter of 2003. Selling, general and administrative expenses as a percentage of revenue increased from 49.1% in the first quarter of 2002 to 51.8% in the first quarter of 2003. The increase in selling, general and administrative expenses as a percentage of revenues in the first quarter of 2003 results primarily from the fixed nature of certain expenses relative to the lower volumes.

     Depreciation Expense. Depreciation expense decreased from $273,000 in the first quarter of 2002 to $215,000 in the first quarter of 2003, reflecting a fairly constant amount of property and equipment.

     Interest Expense. Interest expense decreased from $663,000 in 2002 to $632,000 in 2003. This decrease results from the $2.0 million reduction in debt during 2002.

     Income Tax Benefit. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2002 or 2003. Income tax benefit in the first quarter of 2002 relates to some minor state tax refunds.

     Non-Cash Dividends. Non-cash dividends in the first quarter of 2002 and 2003 represent accrued dividends on the Series D and E preferred stock.

     Cumulative Effect of Accounting Change. The non-cash impairment charge of $30 million resulted from the adoption of SFAS No. 142 in the first quarter of 2002. The impairment was determined by comparing fair values derived using cash flow analysis to current carrying values of goodwill.

Liquidity And Capital Resources

     As of March 31, 2003, we had cash and equivalents of $1.5 million, working capital of $34,000, $17.2 million of long-term debt, net of current maturities, and $8.1 million of mandatorily redeemable preferred stock.

     Our operating activities for the three months ended March 31, 2002, provided $287,000 of cash. Our operating activities for the three months ended March 31, 2003, used $282,000 of cash.

     The use of $136,000 of cash for investing activities for the three months ended March 31, 2002 related primarily to the acquisition of property and equipment. The use of $321,000 of cash for investing activities for the three months ended March 31, 2003, related primarily to the acquisition of property and equipment.

     We used $108,000 in cash for financing activities in the three months ended March 31, 2002, primarily for repayment of debt. We used $120,000 of cash for financing activities in the three months ended March 31, 2003 for repayment of debt.

     During the first quarter of 2003, the Company incurred a net loss to common shareholders of $1,758,200, compared to a net loss, excluding the cumulative effect of a change in accounting, in the first quarter of 2002 of $939,877. The Company's net cash used by operating activities for the quarter was $281,549, and the Company would have used more cash had it not been for an initial slow-down in payment of routine invoices which caused accounts payable to increase by $837,829. While some of this increase in accounts payable is seasonal, the increase is more than $300,000 greater than occurred in the first quarter of 2002.

     Management believes that the decrease in sales, which was largely responsible for the operating loss and reduction in cash flow, was primarily due to severe winter weather in the Midwest markets, severe rain in the southern California market, a sluggish economy, and the events in Iraq. Management further believes that the worst effects of these matters are past.

     The Company's loss by month declined as the quarter progressed. Following is the net loss per month for each month in the first quarter of 2002 and 2003:

                                    2002                  2003
                                    ----                  ----
        January              $    (503,905)        $    (943,575)
        February                  (360,605)             (668,746)
        March                      (75,367)             (145,879)

     The Company expects positive cash from operations beginning in the second quarter. Average weekly cash collections during the first quarter were $1.3 million. Average weekly cash collections for the six weeks subsequent to March 31, 2003 were $1.4 million.

     In the event the Company does not return to positive cash from operations, the Company will not be able to meet its revised debt covenants, thereby making its long-term debt currently due, and will need to re-evaluate its goodwill for potential further impairment and related write-offs.

     Our cash flow could be negatively impacted by an adverse final determination in the Nelson E. Clemmens' litigation. The adverse judgment could result in our requirement to pay $500,000 plus 10% interest accrued from January 1, 2001 until paid. We have recorded $500,000 as long-term debt on our balance sheet, but we have not recorded the interest amounting to $112,500 through March 31, 2003. Management intends to appeal the latest decision and expects that it will take over twelve months to complete the appeal process.

     We are required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restrictions as to additional financings, the payment of dividends and the incurrence of additional indebtedness. We did not meet one of our covenants at December 31, 2002. Effective December 31, 2002, our lenders have reset certain covenants for periods through March 31, 2004 to accommodate compliance. Based on these reset covenants, management believes that we will be able to comply. After adjusting the covenants, we are in compliance with all covenants as of December 31, 2002 and March 31, 2003.

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

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of December 31, 2002 and March 31, 2003, we are not in default under any of our debt arrangements.

     We believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

     o debt service requirements;

     o working capital requirements;

     o planned property and equipment capital expenditures;

     o expanding our retail segment;

     o offering new technologically improved products to our customers; and

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

     On or before our debt begins to mature in September 2004 (under recent extensions), we anticipate either extending the term of our current financing or refinancing it.

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $500,000 to $900,000 annually.

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations through December 2003 because of the Clemmens litigation described in Part II, Item 1, Legal Proceedings. Although ThermoView believes that we will prevail upon appeal of the claim, an adverse outcome in this action could have a material adverse effect on our cash flow.

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

Item 4. Controls and Procedures

     As of March 31, 2003, and within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of ThermoView's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in ThermoView's internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

         Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On March 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allows Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($112,500 through March 31, 2003). ThermoView intends to appeal this matter to the Kentucky Court of Appeals and anticipates that the appeals process will take over 12 months to complete. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and has determined that the total loss to the Company will not exceed the $1 million recorded liability associated with these matters. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

Item 2.      Changes in Securities and Use of Proceeds

         None.

Item 3.      Defaults Upon Senior Securities

         None.

Item 4.      Submission of Matters to a Vote of Security Holders

         None.

Item 5.      Other Information

         None.

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits.

         See Index to Exhibits.

(b)  Reports on Form 8-K.

     (1) On February 20, 2003, ThermoView filed a Form 8-K under Item 5. Other Events and Regulation FD Disclosure reporting the scheduled March 3, 2003 announcement of fourth quarter and full-year 2002 financial results.

     (2) On February 26, 2003, ThermoView filed a Form 8-K under Item 5. Other Events and Regulation FD Disclosure reporting an adverse ruling in the civil action styled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19,
          2001).

     (3) On March 3, 2003, ThermoView filed a Form 8-K under Item 5. Other Events and Regulation FD Disclosure reporting financial results for the fourth quarter and for the full 2002 fiscal year.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ThermoView Industries, Inc.



Date:  May 15, 2003                    By:      /s/ Charles L. Smith
                                        ----------------------------------------
                                                 Charles L. Smith,
                                                 Chief Executive Officer
                                                 (principal executive officer)


Date:  May 15, 2003                    By:      /s/ James J. TerBeest
                                        ----------------------------------------
                                                 James J. TerBeest,
                                                 Chief Financial Officer
                                                 (principal financial and
                                                  accounting officer)


     Charles L. Smith and James J. TerBeest, being the Chief Executive Officer and Chief Financial Officer, respectively, of ThermoView Industries, Inc., hereby certify as of this 15th day of May, 2003, that the Form 10-Q for the Quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ThermoView Industries, Inc.

                                        By:      /s/ Charles L. Smith
                                        ----------------------------------------
                                                 Charles L. Smith,
                                                 Chief Executive Officer


                                        By:      /s/ James J. TerBeest
                                        ----------------------------------------
                                                 James J. TerBeest,
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
    Number                   Description of Exhibits

*10.110 -- Ninth  Amendment to Loan Agreement  dated as of March 28, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al. *10.111 -- Fifth Amendment to Securities Purchase Agreement dated as of March 28
           2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
*10.112 -- Consent to Amendment of Series D preferred stock dated March 28, 2003 by and among registrant and preferred shareholders.
*10.113 -- Consent to Amendment of Series E preferred stock dated March 28, 2003 by and among registrant and preferred shareholders.
   99.1 -- Section 906 Certification of Charles L. Smith for the Quarter ended March 31, 2003.
   99.2 -- Section 906 Certification of James J. TerBeest for the Quarter ended March 31, 2003.
----------

o Previously filed as an exhibit to ThermoView Industries, Inc.'s Form 10-K for period ending 12/31/2002 and incorporated herein by reference.

CERTIFICATION                                                       EXHIBIT 99.1

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

Signature and Title: /s/ Charles L. Smith                  Date: May 15, 2003
                    ---------------------------------      ---------------------
                     Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to ThermoView Industries, Inc. and will be retained by ThermoView Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION                                                       EXHIBIT 99.2

I, James J. TerBeest, certify that:

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

Signature and Title: /s/ James J. TerBeest           Date: May 15, 2003
                    ------------------------         ---------------------------
                     Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to ThermoView Industries, Inc. and will be retained by ThermoView Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.