Form 10-Q
period 2003-06-30
THERMOVIEW INDUSTRIES INC
filed 2003-08-14
CIK 1083753

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

                  For the quarterly period ended June 30, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

                        Commission File Number 001-15469

                           THERMOVIEW INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                61-1325129
       (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)             Identification Number)


            5611 Fern Valley Road                         40228
            Louisville, Kentucky                        (Zip Code)
    Address of principal executive offices)


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

     As of July 31, 2003, 8,628,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
     Item 1. Financial Statements..............................................1
         Condensed Consolidated Balance Sheets.................................1
         Condensed Consolidated Statements of Operations.......................2
         Condensed Consolidated Statements of Cash Flows.......................3
         Notes to Condensed Consolidated Financial Statements..................4
     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......17
     Item 4. Controls and Procedures..........................................17
Part II Other Information
     Item 1. Legal Proceedings................................................19
     Item 2. Changes in Securities and Use of Proceeds........................20
     Item 3. Defaults Upon Senior Securities..................................20
     Item 4. Submission of Matters to a Vote of Security Holders..............20
     Item 5. Other Information................................................20
     Item 6. Exhibits and Reports on Form 8-K.................................20
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                           December 31,         June 30, 2003
                                     --------------------- ---------------------
Assets                                        2002              (Unaudited)
                                     --------------------- ---------------------
Current assets:
  Cash and equivalents                $        2,179,887     $         64,769
  Receivables:
    Trade                                      3,340,577            3,529,634
    Other                                        346,272              354,761
  Costs in excess of billings on
   uncompleted contracts                        589,458               577,186
  Inventories                                 2,104,966             2,034,538
  Prepaid expenses and other current
   assets                                       485,316               743,645
                                     --------------------- ---------------------
Total current assets                          9,046,476             7,304,533

Property and equipment, net                   2,679,852             2,840,661

Other assets:
  Goodwill, net                              28,358,742            28,358,742
  Other assets                                  408,094               490,833
                                     --------------------- ---------------------
                                             28,766,836            28,849,575
                                     --------------------- ---------------------
Total assets                         $       40,493,164    $       38,994,769
                                     ===================== =====================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                   $        3,698,212    $        3,971,916
  Accrued expenses                            2,663,889             2,691,898
  Billings in excess of costs on
   uncompleted contracts                        654,338               610,451
  Income taxes payable                           93,950                71,700
  Current portion of long-term debt             324,368               265,947
                                     --------------------- ---------------------
Total current liabilities                     7,434,757             7,611,912

Long-term debt                               17,012,156            16,360,883
Other long-term liabilities                     135,494               193,594

Mandatorily redeemable preferred stock:
  Series C, $.001 par value, 25,000
   shares authorized; none issued                     -                     -
  Series D, $.001 par value  (aggregate
   redemption  amount and liquidation
   preference of $5,547,875 at December
   31, 2002 and $4,882,921 at June 30,
   2003); 1,500,000 shares authorized;
   956,900 shares issued and outstanding
   at December 31, 2002 and at June 30,
   2003                                       5,547,875             4,882,921
  Series E, $.001 par value  (aggregate
   redemption  amount and liquidation
   preference of $2,275,932 at December
   31, 2002 and $2,413,380 at June 30,
   2003); 500,000 shares authorized;
   336,600 shares issued and outstanding
   at December 31, 2002 and at June
   30, 2003                                   2,275,932             2,413,380

Stockholders' equity:
  Preferred stock, 2,975,000 shares authorized:
    Series A, $.001 par value; none issued            -                     -
    Series B, $.001 par value; none issued            -                     -
  Common stock,  $.001 par value;  25,000,000
   shares  authorized;  8,628,716 shares issued
   and outstanding at December 31, 2002 and at
   June 30, 2003                                  8,628                 8,628
  Paid-in capital                            63,799,703            64,531,209
  Accumulated deficit                       (55,721,381)          (57,007,758)
                                     --------------------- ---------------------
Total stockholders' equity                    8,086,950             7,532,079
                                     --------------------- ---------------------

Total liabilities and stockholders'
 equity                              $       40,493,164    $       38,994,769
                                     ===================== =====================
See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                           For the three months ended   For the six months ended
                                      June 30,                 June 30,
                             ------------------------  -------------------------
                                 2002         2003         2002         2003
                                 ----         ----         ----         ----

Revenues                     $23,822,546  $18,112,855  $44,479,808  $34,305,868
Cost of revenues earned       11,658,576    9,244,077   21,981,255   17,700,298
                             -----------  -----------  -----------  ------------
Gross profit                  12,163,970    8,868,778   22,498,553   16,605,570
                             -----------  -----------  -----------  ------------
Selling, general and
  administrative expenses     10,479,852    8,487,674   20,626,896   16,883,855
Unusual credit-gain on
  conversion of debt to
  warrants                             -     (796,000)                 (796,000)
Depreciation expense             253,747      199,642      527,129      413,743
Amortization expense              33,890        5,065        8,537       10,129
                             -----------  -----------  -----------  ------------
Income from operations         1,396,481      972,397    1,275,991       93,843

Equity in earnings (loss)
 of joint venture                 19,096      (20,017)      32,280      (46,224)
Interest expense                (657,146)    (706,366)  (1,320,446)  (1,338,496)
Interest income                   13,059        6,965       28,738       16,729
                             -----------  -----------  -----------  ------------
Income (loss) before
 income taxes                    771,490      252,979       16,563   (1,274,148)

Income tax expense (benefit)        (746)      12,653       (7,166)      12,229
                             -----------  -----------  -----------  ------------

Income (loss) before
  cumulative effect of an
  accounting change              772,236      240,326       23,729   (1,286,377)
Cumulative effect of an
  accounting change--charge
  for impairment of goodwill           -            -  (30,000,000)           -
                             -----------  -----------  -----------  ------------
Net income (loss)                772,236      240,326  (29,976,271)  (1,286,377)

Less non-cash Series D and
  E preferred stock
  dividends                     (193,486)    (240,997)    (384,854)    (472,494)
Plus benefit of Series D
  preferred stock redemption           -      796,000            -      796,000
                             -----------  -----------  -----------  ------------
                                (193,486)     555,003     (384,854)     323,506
                             -----------  -----------  -----------  ------------
Net income (loss)
  attributable to common
  stockholders               $   578,750  $   795,329  $(30,361,125) $ (962,871)
                             ===========  ===========  ===========  ============

Basic income (loss) per common share:
   Income (loss) attributable
    to common stockholders   $      0.06  $      0.09  $     (0.04)  $    (0.10)
   Cumulative effect of an
     accounting change                 -            -        (3.35)           -
                             -----------  -----------  -----------  ------------
   Net income (loss)
    attributable to common
    stockholders             $      0.06  $      0.09  $     (3.39) $     (0.10)
                             ===========  ===========  ===========  ============

Diluted income (loss) per common share:
   Income (loss) attributable
    to common stockholders   $      0.06  $      0.08  $     (0.04) $     (0.10)
   Cumulative effect of an
     accounting change                 -            -        (3.35)           -
                             -----------  -----------  -----------  ------------
   Net income (loss)
    attributable to common
    stockholders             $      0.06  $      0.08  $     (3.39) $     (0.10)
                             ===========  ===========  ===========  ============

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       For the six months ended
                                                                June 30,
                                                      --------------------------
                                                          2002           2003
                                                      ------------  ------------

Operating activities
Net loss                                             $(29,976,271)  $(1,286,377)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
   Cumulative effect of an accounting change-
    charge related to impairment of goodwill           30,000,000             -
   Depreciation and amortization                          595,666       423,872
   Accretion of debt discount                             395,357       376,320
   Unusual credit-gain on conversion of debt
    to warrants                                                 -      (796,000)
   Equity in income (loss) of joint venture               (32,280)       46,224
   Other                                                 (190,000)      100,000
   Changes in operating assets and liabilities            131,475      (179,499)
                                                     -------------  ------------
Net cash provided by (used in) operating activities       923,947    (1,315,460)

Investing activities
Payments for purchase of property and equipment          (367,911)     (418,154)
Other                                                     (17,107)     (137,650)
                                                     -------------  ------------
Net cash used in investing activities                    (385,018)     (555,804)

Financing activities
Increase in long-term debt                                 86,247             -
Payments of long-term debt                               (236,779)     (243,854)
                                                     -------------  ------------
Net cash used in financing activities                    (150,532)     (243,854)
                                                     -------------  ------------
Net increase (decrease) in cash and equivalents           388,397    (2,115,118)
Cash and equivalents at beginning of period             2,387,583     2,179,887
                                                     -------------  ------------
Cash and equivalents at end of period                $  2,775,980   $    64,769
                                                     =============  ============

See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Operating Losses, Negative Cash Flow and Possible Impairment of Goodwill

     Revenues for the first six months of 2003 were $34.3 million, compared to revenues of $44.5 million for the first six months of 2002. During the first six months of 2003, the Company incurred a net loss to common shareholders of $2,555,000, excluding $1,592,000 of unusual gains from restructuring debt and preferred stock. Also, net cash used by operating activities for the first six months of 2003 was $1,315,000.

     Following is the net income (loss) per quarter for the first six months of 2002 and 2003 (excluding the $30 million charge for impairment of goodwill in 2002 and excluding the $1,592,000 of unusual gains from restructuring debt and preferred stock in 2003):

                                               2002                  2003
                                               ----                  ----
     First Quarter                          $(940,000)           $(1,758,000)
     Second Quarter                           579,000               (797,000)

     If the third quarter is not a "turn-around" quarter with operating income and cash flow in the range of the third quarters of 2001 and 2002, the Company could encounter the following:

a) An inability to meet the new EBITDA, fixed charge coverage ratios, and current ratios required by restructured debt agreements (these covenants are to be measured for the first time on September 30, 2003).
b) An escalating cash flow problem as the Company enters its slower season towards the beginning of 2004.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

2. Operating Losses, Negative Cash Flow and Possible Impairment of Goodwill (Continued)

     The Company has adopted September 30 as the annual valuation date for goodwill. Management considered whether goodwill needed to be evaluated for impairment as of June 30 this year, and decided to not perform a valuation because management believes that the poor operating performance of the first six months of 2003 does not constitute a change in business climate which would require reconsideration prior to September 30, 2003. It is possible that the annual valuation of goodwill at September 30, 2003 could indicate that goodwill is impaired.

3.   Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the six-month periods ended June 30, 2002 and 2003, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses before preferred stock dividends and cumulative effect of an accounting change for the six-month periods ended June 30, 2002 and 2003, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

     Weighted average shares outstanding for the periods in which there were losses attributable to common stockholders were as follows:

                                                              Weighted Average
                     Period                                  Shares Outstanding
     --------------------------------------                  ------------------
     For the six months ended June 30, 2002                      8,946,634
     For the six months ended June 30, 2003                      9,190,059

     A reconciliation of basic to diluted share amounts used in computing the per share amounts for the three months ended June 30, 2002 and 2003 is as follows:

                                                                Three Months
                                                               Ended June 30,
                                                             2002         2003
                                                             ----         ----
Basic - weighted average shares outstanding               9,130,375    9,190,059
Dilutive effect of stock options and warrants             1,006,625      528,613
                                                         ----------   ----------
Diluted - weighted average shares outstanding and
  assumed conversions                                    10,137,000    9,718,672
                                                         ==========   ==========

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

3.   Income (Loss) per Common Share (Continued)

     A reconciliation of income (loss) before cumulative effect of an accounting change attributable to common stockholders used in computing the per share amounts for the three and six months ended June 30, are as follows:

                                          Three Months         Six Months
                                         Ended June 30,      Ended June 30,
                                         -------------      ----------------
                                         2002     2003      2002        2003
                                         ----     ----      ----        ----
Income (loss) before
 cumulative effect of an
 accounting change                   $ 772,236  $240,326 $  23,729  $(1,286,377)
Preferred stock dividends,
 net of benefit of redemption         (193,486)  555,003  (384,854)     323,506
                                      ---------- -------- ---------- -----------
Income (loss) before cumulative
 effect of an accounting change
 attributable to common stockholders $ 578,750  $795,329 $(361,125) $  (962,871)
                                      ========== ======== ========== ===========

4.   Stock Option Information

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock options under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for employee options except as noted above. Had compensation cost for employee options been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income (loss) and income
(loss) per share for the three months and six months ended June 30 would have been as follows:

                                    Three Months             Six Months
                                   Ended June 30,           Ended June 30,
                                   --------------           --------------
                                   2002      2003         2002           2003
                                   ----      ----         ----           ----
Net income (loss):
 As reported                    $ 772,238  $240,326  $(29,976,270)  $(1,286,377)
 Pro forma                        695,293   219,567   (30,142,935)   (1,327,941)
Net income (loss) attributable
 to common stockholders:
  As reported                     578,750   795,329   (30,361,125)     (962,871)
  Pro forma                       501,807   774,570   (30,527,789)   (1,004,435)
Basic and diluted income
 (loss) per common share:
  Basic, As reported           $      .06  $    .09  $      (3.39)  $      (.10)
  Diluted, As reported                .06       .08         (3.39)         (.10)
  Basic, Pro forma                    .06       .09         (3.41)         (.11)
  Diluted, Pro forma                  .05       .08         (3.41)         (.11)

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

4.   Stock Option Information (Continued)

     The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                   2002           2003
                                 -------        -------
Interest rate                     3.59           2.79
Dividends                           --             --
Expected volatility               1.62           1.20
Expected life in years               5              5

5.   Long-term Debt and Mandatorily Redeemable Preferred Stock

     On June 30, 2003, the Company restructured its long-term debt and preferred stock. GE Equity holds Series A debt, Series C debt and other subordinated debt. Under the restructuring agreements, GE Equity reduced the interest rate on both series of debt from 10% to 8% and from 12% to 8% on the subordinated debt. Additionally, GE Equity converted $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through March 22, 2013 and were determined to have a fair value of $204,000. ThermoView's debt maturities were extended by two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

     ThermoView's preferred stock holders also converted $1 million worth of Series D preferred stock to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through June 30, 2013 and were determined to have a fair value of $204,000. Also, the Series D and E preferred stock holders agreed to reduce the dividend rate on the remainder of the preferred holdings from 12% to 8%, to defer cash dividends until the Series A and B debt is retired, and to extend the date for mandatory redemption to August 31, 2006.

     The restructured debt agreements require ThermoView to pay $100,000 toward principal each month commencing July 2004, as well as monthly interest. It also calls for payments of excess cash toward principal two times per year. Excess cash is defined as amounts over $1 million at the two measurement dates.

     Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The first measurement date is September 30, 2003.

     The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

6.   Segment Information

     For the three month periods ended June 30, 2002 and 2003, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

6.   Segment Information (Continued)

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

     Segment information for the three months and six months ended June 30 was as follows:

   For the three months        Manu-
   ended June 30, 2002      facturing       Retail    Corporate    Consolidated
--------------------------  -----------  -----------  -----------  ------------
Revenues from external
  customers                 $1,783,383   $21,937,489  $  101,674   $ 23,822,546
Intersegment revenues          315,628             -           -        315,628
Income (loss) from
 operations                    342,240     1,567,761    (513,520)     1,396,481
Total assets                 4,447,014    33,999,403   3,310,649     41,757,065

   For the three months        Manu-
   ended June 30, 2003      facturing       Retail    Corporate    Consolidated
--------------------------  -----------  -----------  -----------  ------------
Revenues from external
  customers                 $1,521,814   $16,279,342  $   311,699  $ 18,112,855
Intersegment revenues          298,335             -            -       298,335
Unusual  credit-gain  on
  conversion of
  debt to warrants                   -             -      796,000       796,000
Income (loss) from
 Operations                    214,761       399,267      358,369       972,397
Total assets                 4,130,163    34,205,205      659,401    38,994,769

   For the six months         Manu-
   ended June 30, 2002      facturing       Retail    Corporate    Consolidated
--------------------------  -----------  -----------  -----------  ------------
Revenues from external
  customers                 $ 2,815,282  $41,481,974  $   182,552  $ 44,479,808
Intersegment revenues           474,014            -            -       474,014
Income (loss) from
 operations                     189,628    2,111,402   (1,025,039)    1,275,991

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

6.   Segment Information (Continued)

   For the six months         Manu-
   ended June 30, 2003      facturing       Retail    Corporate    Consolidated
--------------------------  -----------  -----------  -----------  ------------
Revenues from external
  customers                 $ 2,331,184  $31,586,105  $   388,579  $ 34,305,868
Intersegment revenues           386,701            -            -       386,701
Unusual  credit-gain  on
  conversion of
  debt to warrants                    -            -      796,000       796,000
Income (loss) from
 operations                      (4,085)     349,741     (251,813)       93,843

7.   Contingencies and Commitments

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($125,000 through June 30, 2003). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView shall make payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond. In addition, under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

7.   Contingencies and Commitments (Continued)

fund will be no less than $600,000 by June 30, 2004. In consideration for the agreement, ThermoView shall pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and shall grant GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. A prehearing conference of the appeal is scheduled for August 28, 2003. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that the Company has recorded adequate liabilities on its balance sheet as of June 30, 2003. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

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

8.   Recently Enacted Accounting Standards

     Financial Accounting Standard Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Under the new standard for certain liabilities and equity instruments, mandatorily redeemable instruments such as preferred securities are considered liabilities.

     Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     This   report   on  Form  10-Q   contains   statements   which   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, most of which are beyond the control of management. These factors include operating losses, continued and increased expenses, non-cash dividends and interest related to our financings, adverse judgments to ThermoView, and restrictions imposed by our senior and subordinated debt.

     Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

     The following  should be read in  conjunction  with the response to Part I,
Item 1. of this Report and our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

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

Historical Results Of Operations

                                      For the three months   For the six months
                                         ended June 30,        ended June 30,
                                      -------------------   --------------------
                                        2002       2003       2002        2003
                                      --------   --------   --------   ---------
                                                   (In thousands)
Revenues...........................   $ 23,823   $ 18,113   $ 44,480   $ 34,306

Cost of revenues earned............     11,659      9,244     21,981     17,700
                                      --------   --------   --------   ---------

Gross profit.......................     12,164      8,869     22,499     16,606

Selling, general and administrative
  expenses.........................     10,480      8,488     20,627     16,884
Unusual credit-gain on conversion
  of debt to warrants..............          -       (796)         -       (796)
Depreciation expense...............        254        200        527        414
Amortization expense...............         34          5         69         10
                                      --------   --------   --------   ---------

Income from operations.............      1,396        972      1,276         94

Equity in earnings (loss) of joint
  venture..........................         19        (20)        32        (46)
Interest expense...................       (657)      (706)    (1,320)    (1,338)
Interest income....................         13          7         29         16
                                      --------   --------   --------   ---------

Income (loss) before income taxes..        771        253         17     (1,274)

Income tax expense (benefit).......         (1)        13         (7)        12
                                      --------   --------   --------   ---------

Income (loss) before cumulative
  effect of an accounting change...        772        240         24     (1,286)

Cumulative effect of an accounting
  change--charge for impairment of
  goodwill.........................          -          -    (30,000)         -
                                      --------   --------   --------   ---------

Net income (loss)..................        772        240    (29,976)    (1,286)

Less non-cash Series D and E
  preferred stock dividends........       (193)      (241)      (385)      (473)

Plus benefit of Series D preferred
  stock redemption.................          -        796          -        796
                                      --------   --------   --------   ---------
                                          (193)       555       (385)       323
                                      --------   --------   --------   ---------

Net income (loss) attributable to
  common stockholders..............   $    579   $    795   $(30,361)  $   (963)
                                      ========   ========   ========   =========

Three Months Ended June 30, 2003 Compared to June 30, 2002

     Revenues. Revenues decreased from $23.8 million for the second quarter of 2002 to $18.1 million for the second quarter of 2003. Revenues during the second quarter of 2003 continued to be negatively impacted by rain in our Southern
California market, the sluggish economy, the events in Iraq and new telemarketing laws. All of our retail operations and our manufacturing operation reported less revenues in the second quarter of 2003 compared to 2002.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $12.2 million in the second quarter of 2002 to $8.9 million in the second quarter of 2003. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit decreased from 51.1% in the second quarter of 2002 to 49.0% in the second quarter of 2003. This decrease results primarily because some costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the second quarter of 2003 compared to the second quarter of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $10.5 million in the second quarter of 2002 to $8.5 million in the second quarter of 2003. Selling, general and administrative expenses as a percentage of revenue increased from 44.0% in the second quarter of 2002 to 46.9% in the second quarter of 2003. The increase in selling, general and administrative expenses as a percentage of revenues in the second quarter of 2003 results primarily from the fixed nature of certain expenses relative to the lower volumes.

     Unusual Credit. The unusual credit in 2003 represents a gain from converting $1 million of debt to warrants to purchase 680,000 shares of our common stock exercised at 28 cents per share.

     Depreciation Expense. Depreciation expense decreased from $254,000 in the second quarter of 2002 to $200,000 in the second quarter of 2003, reflecting a fairly constant amount of property and equipment.

     Interest Expense. Interest expense increased from $657,000 in 2002 to $706,000 in 2003. This increase represents interest recognized in 2003 on obligations related to guarantors of a bank revolving line of credit offset by some decrease in interest expense because of debt retirements during 2002.

     Income Tax Benefit. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2002 or 2003. Income tax expense in the second quarter of 2003 relates to state taxes.

     Non-Cash Dividends. Non-cash dividends in the second quarter of 2002 and 2003 represent accrued dividends on the Series D and E preferred stock.

     Benefit of Series D Preferred Stock Redemption. The benefit in 2003 represents a gain on redemption of $1 million of Series D stock for warrants to purchase 680,000 shares of our common stock exercised at 28 cents per share.

Six Months Ended June 30, 2003 Compared to June 30, 2002

     Revenues. Revenues decreased from $44.5 million for the first six months of 2002 to $34.3 million for the first six months of 2003. Revenues during the first six months of 2003 were negatively impacted by severe winter weather in our Midwest markets in the first quarter, rain in our Southern California market, the sluggish economy, the events in Iraq, and new telemarketing laws. All of our retail operations and our manufacturing operation reported less revenues in the first six months of 2003 compared to 2002.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $22.5 million in the first six months of 2002 to $16.6 million in the first six months of 2003. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit decreased from 50.6% in the first six months of 2002 to 48.4% in the first six months of 2003. This decrease results primarily because some costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the first six months of 2003 compared to the first six months of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $20.6 million in the first six months of 2002 to $16.9 million in the first six months of 2003. Selling, general and administrative expenses as a percentage of revenue increased from 46.4% in the first six months of 2002 to 49.2% in the first six months of 2003. The increase in selling, general and administrative expenses as a percentage of revenues in the first six months of 2003 results primarily from the fixed nature of certain expenses relative to the lower volumes.

     Unusual Credit. The unusual credit in 2003 represents a gain from converting $1 million of debt to 680,000 common stock warrants issued at 28 cents per share.

     Depreciation Expense. Depreciation expense decreased from $527,000 in the first six months of 2002 to $414,000 in the first six months of 2003, reflecting a fairly constant amount of property and equipment.

     Interest Expense. Interest expense was relatively constant for the six month periods.

     Income Tax Benefit. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2002 or 2003. Income tax expense in the second quarter of 2003 relates to state taxes.

     Non-Cash Dividends. Non-cash dividends in the first six months of 2002 and 2003 represent accrued dividends on the Series D and E preferred stock.

     Benefit of Series D Preferred Stock Redemption. The benefit in 2003 represents a gain on redemption of $1 million of Series D stock for 680,000 common stock warrants issued at 28 cents per share.

Liquidity And Capital Resources

     As of June 30, 2003, we had cash and equivalents of $65,000, a working capital deficit of $307,000, $16.4 million of long-term debt, net of current maturities, and $7.3 million of mandatorily redeemable preferred stock.

     Our operating activities for the six months ended June 30, 2002, provided $924,000 of cash. Our operating activities for the six months ended June 30, 2003, used $1,315,000 of cash.

     The use of $385,000 of cash for investing activities for the six months ended June 30, 2002 related primarily to the acquisition of property and equipment. The use of $556,000 of cash for investing activities for the six months ended June 30, 2003, related primarily to the acquisition of property and equipment.

     We used $151,000 in cash for financing activities in the six months ended June 30, 2002, primarily for repayment of debt. We used $244,000 of cash for financing activities in the six months ended June 30, 2003 for repayment of debt.

     Revenues for the first six months of 2003 were $34.3 million, compared to revenues of $44.5 million of the first six months of 2002. During the first six months of 2003, the Company incurred a net loss to common shareholders of $2,555,000, excluding $1,592,000 of unusual gains from restructuring debt and preferred stock. Also, net cash used by operating activities for the first six months of 2003 was $1,315,000.

     Following is the net income (loss) per quarter for the first six months of 2002 and 2003 (excluding the $30 million charge for impairment of goodwill in 2002 and excluding the $1,592,000 of unusual gains from restructuring debt and preferred stock in 2003):

                                            2002                   2003
                                            ----                   ----
         First Quarter                   $(940,000)             $(1,758,000)
         Second Quarter                    579,000                 (797,000)

     Management believes that the decrease in sales of 2003, which was largely responsible for the operating loss and reduction in cash flow, was primarily due to severe winter weather in the Midwest markets, severe rain in the southern California market, a sluggish economy, the events in Iraq, and regulatory restrictions on telemarketing.

     Management is aware of the above external factors. In addition, various internal factors such as debt/preferred stock restructuring, price increases and further cost cutting have been accomplished in the first six months of 2003. Management believes these actions will improve operating performance in the second six months of 2003.

     If the third quarter is not a "turn-around" quarter with more normal operating income and cash flow in the range of the third quarters of 2001 and 2002, the Company could encounter the following:

a) An inability to meet the new EBITDA, fixed charge coverage ratios, and current ratios required by restructured debt agreements (these covenants are to be measured for the first time on September 30, 2003).

b) An escalating cash flow problem as the Company enters its slower season towards the beginning of 2004.

     The Company has adopted September 30 as the annual valuation date for goodwill. Management considered whether goodwill needed to be valued as of June 30 this year, and decided to not perform a valuation because management believes that the poor operating performance of the first six months of 2003 does not constitute a change in business climate which would require reconsideration prior to September 30, 2003. It is possible that the annual valuation of goodwill at September 30, 2003 could indicate that goodwill is impaired.

     Our cash flow could be negatively impacted by an adverse final determination in the Nelson E. Clemmens' litigation. The adverse judgment could result in our requirement to pay $500,000 plus 10% interest accrued from January 1, 2001 until paid. We have recorded $500,000 as long-term debt on our balance sheet, and have accrued interest amounting to $100,000 through June 30, 2003. Management intends to appeal the latest decision and expects that it will take over twelve months to complete the appeal process.

     On June 30, 2003, the Company restructured its long-term debt and preferred stock. GE Equity holds Series A debt, Series C debt and other subordinated debt. Under the restructuring agreements, GE Equity reduced the interest rate on both series of debt from 10% to 8% and from 12% to 8% on the subordinated debt. Additionally, GE Equity converted $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through March 22, 2013 and were determined to have a fair value of $204,000. ThermoView's debt maturities were extended by two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

     ThermoView's preferred stock holders also converted $1 million worth of Series D preferred stock to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through June 30, 2013 and were determined to have a fair value of $204,000. Also, the Series D and E preferred stock holders agreed to reduce the dividend rate on the remainder of the preferred holdings from 12% to 8%, to defer cash dividends until the Series A and B debt is retired, and to extend the date for mandatory redemption to August 31, 2006.

     The restructured debt agreements require ThermoView to pay $100,000 toward principal each month commencing July 2004, as well as monthly interest. It also calls for payments of excess cash toward principal two times per year. Excess cash is defined as amounts over $1 million at the two measurement dates.

     Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The first measurement date is September 30, 2003.

     The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of December 31, 2002 and June 30, 2003, we are not in default under any of our debt arrangements.

     Subject to more normal revenue production during the third quarter of 2003 in the range of the third quarters of 2001 and 2002, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

o    debt service requirements;

o    working capital requirements;

o    planned property and equipment capital expenditures;

o    expanding our retail segment;

o    offering new technologically improved products to our customers; and

o integrating more thoroughly the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business.

     We also believe in the longer term that cash will be sufficient to meet our needs. However, we do not expect to continue our acquisition program soon. In October 2002, we opened a new retail sales office in Phoenix, Arizona, and are considering two new retail offices in the upper midwest and in a southeastern state in 2003. Also, we have and are investing in the development of Alter-Lite light-control windows and a new line of climate resistant, highly durable Compozit(TM) windows. In addition, we intend to more thoroughly integrate the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business over the next two years. These various initiatives we expect will require cash from $300,000 to $400,000 in the next twelve months.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     In June 2003, we restructured our debt and all of our debt continues to be fixed rate debt. Interest rate changes would result in gains or losses in the market value of our fixed-rate debt due to the differences between the current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt currently outstanding, a 10% change in interest rates (for example, from 10% to 11%) would not have resulted in a significant change in the fair value of our fixed-rate debt.

Item 4. Controls and Procedures

     As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of ThermoView's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to June 30, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in ThermoView's internal controls or in other factors that could significantly affect our internal controls.

     Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($125,000 through June 30, 2003). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView shall make payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond. In addition, under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking fund will be no less than $600,000 by June 30, 2004. In consideration for the agreement, ThermoView paid to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. A prehearing conference of the appeal is scheduled for August 28, 2003. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that ThermoView has recorded adequate liabilities on its balance sheet as of June 30, 2003. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

a. ThermoView held its annual meeting of stockholders on May 1, 2003, at 10:00 A.M., eastern daylight time, at the Republic Bank Conference Center, 9600 Brownsboro Road, Louisville, Kentucky.

b. At the annual meeting, stockholders elected three individuals as Class I members of our Board of Directors.

                                                                      Broker Non
         Name                  For     Against  Withheld  Abstentions    Votes
         ----                  ---     -------  --------  -----------    -----
Ronald L. Carmicle           5,735,615    0           0      46,815        0
Raymond C. Dauenhauer, Jr.   5,735,615    0           0      46,815        0
Bruce C. Merrick             5,729,817    0       5,798      46,815        0

     The following directors remained on the Board of Directors as Class II and Class III directors immediately after the annual meeting:

Class II Directors                          Class III Directors
Name                                                   Name
----                                                   ----
J. Sherman Henderson, III                              Robert L. Cox
Rodney H. Thomas*                                      Stephen A. Hoffmann
George T. Underhill, III                               Charles L. Smith
* Mr. Thomas subsequently resigned as a director effective May 26, 2003.

c.   Not applicable.

d.   Not applicable.

Item 5. Other Information

     On August 13, 2003, ThermoView issued a press release reporting financial results for the second quarter. The press release is filed herewith as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

         See Index to Exhibits.

(b)  Reports on Form 8-K.

(1)  On April 10, 2003,  ThermoView  filed a Form 8-K under Item 5. Other Events
     and  Regulation  FD  Disclosure  reporting   implementation  of  an  online
     financing alternative.

(2) On May 1, 2003, ThermoView filed a Form 8-K under Item 5. Other Events and Regulation FD Disclosure reporting financial results for the first quarter and the renewal of directors at our Annual Meeting of Shareholders.

(3) On May 29, 2003, ThermoView filed a Form 8-K under Item 6. Resignations of Registrant's Directors reporting the resignation of Rodney H. Thomas from the Board of Directors.

(4) On June 30, 2003, ThermoView filed a Form 8-K under Item 5. Other Events and Regulation FD Disclosure reporting agreements to restructure with lenders ThermoView's long-term debt and preferred stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ThermoView Industries, Inc.



Date:  August 14, 2003                    By: /s/ Charles L. Smith
                                          --------------------------------------
                                             Charles L. Smith,
                                             Chief Executive Officer
                                             (principal executive officer)

Date:  August 14, 2003                    By: /s/ James J. TerBeest
                                          --------------------------------------
                                             James J. TerBeest,
                                             Chief Financial Officer
                                             (principal financial and accounting
                                              officer)

                                INDEX TO EXHIBITS

   Exhibit
    Number                                             Description of Exhibits

 4.4 -- Third Amended Certificate of Designation of Series D Preferred Stock dated March 28, 2003.
 4.5 -- Second Amended Certificate of Designation of Series E Preferred Stock dated March 28, 2003.
 4.6 -- Fourth Amended Certificate of Designation of Series D Preferred Stock dated May 2, 2003.
 4.7 -- Third Amended Certificate of Designation of Series E Preferred Stock dated May 2, 2003.
 4.8 -- Fifth Amended Certificate of Designation of Series E Preferred Stock dated June 30, 2003.
 4.9 -- Fourth Amended Certificate of Designation of Series E Preferred Stock dated June 30, 2003.
10.114 -- Consent to Amendment of Series D preferred stock dated May 2, 2003 by and among registrant and preferred shareholders.
10.115 -- Consent to Amendment of Series E preferred stock dated May 2, 2003 by and among registrant and preferred shareholders.
10.116 -- Amendment to Notes dated May 14, 2003 by and between Stephen A. Hoffmann and registrant, et al.
10.117 -- Tenth Amendment to Loan Agreement dated as of May 15, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.118 -- Sixth Amendment to Securities Purchase Agreement dated as of May 15, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.119 -- Reimbursement Agreement dated as of May 30, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.120 -- Eleventh Amendment to Loan Agreement dated as of June 30, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.121 -- Seventh Amendment to Securities Purchase Agreement dated as of June 30, 2003 by and among GE Capital Equity Investment Inc. and registrant et al.
10.122 -- Reimbursement Agreement dated as of June 30, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.123 -- Amendment to Pledge Agreement dated as of June 30, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.124 -- Amendment to Security Agreement dated as of June 30, 2003 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.125 -- Consent to Amendment of Series D preferred stock dated June 27, 2003 by and among registrant and preferred shareholders.
10.126 -- Consent to Amendment of Series E preferred stock dated June 27, 2003 by and among registrant and preferred shareholders.
10.127 -- Amended and Restated Series A Promissory Note dated as of June 30, 2003 by and between registrant and its subsidiaries and GE Capital Equity Investments, Inc.
10.128 -- Amended and Restated Series C Promissory Note dated as of June 30, 2003 by and between registrant and its subsidiaries and GE Capital Equity Investments, Inc.
10.129 -- Amended and Restated Series B Promissory Note dated as of June 30, 2003 by and between registrant and its subsidiaries and the individuals identified on Schedule A of the Index to Exhibits.
10.130 -- Common Stock Purchase warrant dated as of March 22, 2001 by and among registrant and the individuals identified on Schedule A of the Index to Exhibits.
10.131 -- Second  Amendment to Notes dated June 30, 2003 by and between  Stephen
          A. Hoffmann and registrant, et al.
10.132 -- Amendment dated June 27, 2003 to Lease Agreement dated January 1, 1999 between Thomas Construction, Inc. and 13397 Lakefront Drive, LLC.
31.1 -- Rule 13a-14(a) Certification of Charles L. Smith for the Form 10-Q for the quarter ended June 30, 2003.
31.2 -- Rule 13a-14(a) Certification of James J.TerBeest for the Form 10-Q for the quarter ended June 30, 2003.
32.1 -- 18 U.S.C. Section 1350 Certifications of Charles L. Smith and James J. TerBeest for the Form 10-Q for the quarter ended June 30, 2003.
99.1 -- News Release of ThermoView Industries, Inc. announcing second quarter financial results dated August 13, 2003.


                                   SCHEDULE A
                              TO INDEX TO EXHIBITS

Exhibit Number 10.129 Amended and Restated Series B Promissory Note dated as of June 30, 2003, was executed by the registrant and issued to the individuals in the amounts specified:

    Name                                                              Amount
Daniel F. Dooley                                                    17,738.10
Robert L. Cox                                                      177,380.95
DART Investors, LLC                                                603,095.24
Charles L. Smith                                                   333,476.19
Robert L. Cox, II                                                  106,428.57
Stephen A. Hoffmann                                                 92,238.10
Mitch M. Wexler                                                     70,952.38
Stephen Townzen                                                     35,476.19
Emerging Business Solutions, LLC                                    35,476.19
Ronald L. Carmicle                                                  24,833.33
Raymond C. Dauenhauer                                               24,833.33
J. Sherman Henderson, III                                           24,833.33
Bruce C. Merrick                                                    24,833.33
George T. Underhill, III                                            24,833.33


                                   SCHEDULE B
                              TO INDEX TO EXHIBITS

Exhibit Number 10.130 Common Stock Purchase Warrant dated as of June 30, 2003, was executed by the registrant and issued to the individuals in the amounts specified:

         Name                                        Warrant          Shares
Mitchell M. Wexler                                    W-21             70,000
DART Investors, L.P. No.2                             W-22            305,000
Charles L. Smith                                      W-23            305,000
GE Capital Equity Investments, Inc.                   W-24            680,000

                                                                Exhibit No. 4.4

                    THIRD AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES D
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, by regularly scheduled meeting held on April 24, 2003, duly approved and adopted the following amendment to the Certificate of Designation of 12% Series D Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series D Cumulative Preferred Stock:

A. Section 2 of the Certificate of Designation is hereby replaced in its entirety with the following:

     (2)      Dividends.

     (a) Holders of shares of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.60 per share of Series D Preferred Stock, with the exception of those dividends which accrue from the period commencing October 1, 2001 and ending March 31, 2004, which dividends shall be paid by the issuance of an equivalent amount of Series D Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending March 31, 2004. Dividends on the Series D Preferred Stock will begin to accrue commencing October 1, 2001 and will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing July 31, 2004, representing dividends due for the quarter ending June 30, 2004 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accrued dividends earn interest to the fullest extent allowed by applicable law. Dividends payable on the Series D Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series D Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

     (b) Except as provided in the next sentence and for payment of dividends on Series E Preferred Stock, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series D Preferred Stock for all prior dividend periods. If accrued dividends on the Series D Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series D Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series D Preferred Stock and such Parity Stock.

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

B. Other than as amended hereby, the Certificate of Designation for the Series D Preferred Stock remains in full force and effect.

     IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this 24th day of April 2003.


                                ------------------------------------
                                Name:  Charles L. Smith
                                Title:    President

                                                                    Exhibit 4.5

                    SECOND AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES E
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, by regularly scheduled meeting held on April 24, 2003, duly approved and adopted the following amendment to the Certificate of Designation of 12% Series E Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series E Cumulative Preferred Stock:

A. Section 2 of the Certificate of Designation is hereby replaced in its entirety with the following:

     (2) Dividends.

     (a) Holders of shares of Series E Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative dividends at the rate per annum of $0.60 per share of Series E Preferred Stock. Dividends on the Series E Preferred Stock will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing July 31, 2004, representing dividends due for the quarter ending June 30, 2004 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will accrue from the effective date of the earlier of: 1) the original issuance of the Series E Preferred Stock, or 2) the original issuance of ThermoView 12% Cumulative Series D Preferred Stock that is cancelled and replaced with Series E Preferred Stock. Dividends which accrue from the period beginning from the earlier of either the date of original issuance of Series E Preferred Stock, or the original issuance date of ThermoView 12% Cumulative Series D preferred stock that is cancelled and replaced with Series E preferred Stock, of the Series E Preferred Stock and ending March 31, 2004 shall be paid by the issuance of an equivalent amount of Series E Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending March 31, 2004. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Accrued dividends earn interest to the fullest extent allowed by applicable law. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends payable on the Series E Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series E Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

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

B. Other than as amended hereby, the Certificate of Designation for the Series E Preferred Stock remains in full force and effect.

     IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this 24th day of April 2003.


                                        ------------------------------------
                                        Name:  Charles L. Smith
                                        Title:    President

                                                                    Exhibit 4.6

                    FOURTH AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES D
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, by regularly scheduled meeting held on April 24, 2003, duly approved and adopted the following amendment to the Certificate of Designation of 12% Series D Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series D Cumulative Preferred Stock:

A. Section 2 of the Certificate of Designation is hereby replaced in its entirety with the following:

     (2) Dividends.

     (a) Holders of shares of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.60 per share of Series D Preferred Stock, with the exception of those dividends which accrue from the period commencing October 1, 2001 and ending September 30, 2004, which dividends shall be paid by the issuance of an equivalent amount of Series D Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending September 30, 2004. Dividends on the Series D
Preferred Stock will begin to accrue commencing October 1, 2001 and will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing January 31, 2005, representing dividends due for the quarter ending December 31, 2004 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accrued dividends earn interest to the fullest extent allowed by applicable law. Dividends payable on the Series D Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series D Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

     (b) Except as provided in the next sentence and for payment of dividends on Series E Preferred Stock, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series D Preferred Stock for all prior dividend periods. If accrued dividends on the Series D Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series D Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series D Preferred Stock and such Parity Stock.

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

B. Section 3A of the Certificate of Designation is hereby replaced in its entirety with the following:

     (3A.) Mandatory Redemption

     (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available, twenty percent (20%) of all shares of Series D Preferred Stock and Parity Stock, on an annual basis commencing January 1, 2005, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

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


C. Other than as amended hereby, the Certificate of Designation for the Series D Preferred Stock remains in full force and effect.

     IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this 2nd day of May 2003.



                                        ------------------------------------
                                        Name:  Charles L. Smith
                                        Title:    President

                                                                    Exhibit 4.7

                    THIRD AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES E
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, at a regularly scheduled meeting held on April 24, 2003, duly approved and adopted the following amendment to the Certificate of Designation of 12% Series E Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series E Cumulative Preferred Stock:

A. Section 2 of the Certificate of Designation is hereby replaced in its entirety with the following:

     (2) Dividends.

     (a) Holders of shares of Series E Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative dividends at the rate per annum of $0.60 per share of Series E Preferred Stock. Dividends on the Series E Preferred Stock will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing January 31, 2005, representing dividends due for the quarter ending December 31, 2004 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will accrue from the effective date of the earlier of: 1) the original issuance of the Series E Preferred Stock, or 2) the original issuance of ThermoView 12% Cumulative Series D Preferred Stock that is cancelled and replaced with Series E Preferred Stock. Dividends which accrue from the period beginning from the earlier of either the date of original issuance of Series E Preferred Stock, or the original issuance date of ThermoView 12% Cumulative Series D preferred stock that is cancelled and replaced with Series E preferred Stock, of the Series E Preferred Stock and ending September 30, 2004 shall be paid by the issuance of an equivalent amount of Series E Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending September 30, 2004. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Accrued dividends earn interest to the fullest extent allowed by applicable law. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends payable on the Series E Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series E Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

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

B. Section 3A of the Certificate of Designation is hereby replaced in its entirety with the following:

     (3A.) Mandatory Redemption

     (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available, twenty percent (20%) of all shares of Series E Preferred Stock and Parity Stock, on an annual basis commencing January 1, 2005, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

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

     (f) Subject to applicable law and the limitation on purchases when dividends on the Series E Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series E Preferred Stock by tender or by private agreement. Other than as amended hereby, the Certificate of Designation for the Series E Preferred Stock remains in full force and effect.

C. Other than as amended hereby, the Certificate of Designation for the Series E Preferred Stock remains in full force and effect.

IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this 2nd day of May 2003.


                                        ------------------------------------
                                        Name:  Charles L. Smith
                                        Title:    President

                                                                    Exhibit 4.8

                    FIFTH AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES D
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, by special meeting held on June 2, 2003, duly approved and adopted the following amendment and restatement to the Certificate of Designation of 12% Series D Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series D Cumulative Preferred Stock:

     A. The Certificate of Designation of Cumulative Preferred Stock, Series D of ThermoView Industries, Inc. is hereby restated in its entirety with the following:

     Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware (the "DGCL"), the Board of Directors of ThermoView Industries, Inc., a Delaware corporation (the "Company"), hereby unanimously consents to, adopts and ratifies the following resolution:

     RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Company by the provisions of Section 4.2 of Article IV of the Restated Certificate of Incorporation of the Company (the "Restated Certificate of Incorporation"), and Section 151(g) of the DGCL, such Board of Directors hereby creates, from the 5,000,000 authorized shares of Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company authorized to be issued pursuant to the Restated Certificate of Incorporation, a series of Preferred Stock, and hereby fixes by this certificate of designation (this "Certificate of Designation") the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of the shares of such series as follows

          The series of Preferred Stock hereby established shall consist of 2,000,000 shares designated as "8% Cumulative Series D Preferred Stock" (hereinafter called the "Series D Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:

                     8% CUMULATIVE SERIES D PREFERRED STOCK

     (1) Ranking.

     The Series D Preferred Stock will, with respect to payment of dividends and amounts upon liquidation, dissolution or winding up, rank (i) senior to the Common Stock of the Company, $.001 par value (the "Common Stock") and to shares of all other series of Preferred Stock issued by the Company the terms of which specifically provide that the capital stock of such series rank junior to such Series D Preferred Stock with respect to dividend rights or distributions upon dissolution of the Company ("Junior Stock"); (ii) on a parity with (a) all of the shares of the Company's 8% Cumulative Series E Preferred Stock, and (b) the shares of all capital stock issued by the Company whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof shall be different from those of the Series D Preferred Stock, if the holders of stock of such class or series shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority of one over the other as between the holders of such stock and the holders of shares of Series D Preferred Stock (collectively (a) and (b) being "Parity Stock"); and
(iii) junior to all capital stock issued by the Company the terms of which specifically provide that the shares rank senior to the Series D Preferred Stock with respect to dividends and distributions upon dissolution of the Company ("Senior Stock").

     (2) Dividends.

     (a) Holders of shares of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.40 per share of Series D Preferred Stock, with the exception of those dividends which accrue from the period commencing October 1, 2001 and ending on the earlier date of (i) the date on which the Company has fully satisfied that certain Amended and Restated Series A Promissory Note dated June 30, 2003 in the principal amount of $2,128,571.43, including any extensions, amendments or replacements thereof, and, collectively, those certain Amended and Restated Series B Promissory Notes dated June 30, 2003 issued by the Company to Series B lenders in the collective amount of $1,596,428.57, including any extensions, amendments or replacements thereof; or, (ii) March 31, 2006, which dividends shall be paid by the issuance of an equivalent amount of Series D Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending March 31, 2006. Dividends on the Series D Preferred Stock will begin to accrue commencing October 1, 2001 and will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing July 31, 2006, representing dividends due for the quarter ending June 30, 2006 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accrued dividends earn interest to the fullest extent allowed by applicable law. Dividends payable on the Series D Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series D Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

     (b) Except as provided in the next sentence and for payment of dividends on Series E Preferred Stock, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series D Preferred Stock for all prior dividend periods. If accrued dividends on the Series D Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series D Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series D Preferred Stock and such Parity Stock.

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


     (3A.) Mandatory Redemption

     (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available, twenty percent (20%) of all shares of Series D Preferred Stock and Parity Stock, on an annual basis commencing August 31, 2006, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

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

     (g) Unless the Company fails to pay in full the Redemption Price, dividends on the Series D Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series D Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series D Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series D Preferred Stock and Parity Stock above twelve percent (12%) per annum.

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

     (5) Voting Rights. Except as may be required by applicable law from time to time, the holders of shares of Series D Preferred Stock will have no voting rights.

     (6) Sinking Fund. The Series D Preferred Stock shall not be entitled to any mandatory redemption or prepayment (except on liquidation, dissolution or winding up of the affairs of the Company) or to the benefit of any sinking fund.

     IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this 30th day of June 2003.



                                        ------------------------------------
                                        Name:  Charles L. Smith
                                        Title:    President

                                                                    Exhibit 4.9

                    FOURTH AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES E
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, at a special meeting held on June 2, 2003, duly approved and adopted the following amendment and restatement to the Certificate of Designation of 12% Series E Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series E Cumulative Preferred Stock:

          A. The Certificate of Designation of Cumulative Preferred Stock, Series E of ThermoView Industries, Inc., is hereby restated in its entirety with the following:

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

          The series of Preferred Stock hereby established shall consist of 500,000 shares designated as "8% Cumulative Series E Preferred Stock" (hereinafter called the "Series E Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:

                     8% CUMULATIVE SERIES E PREFERRED STOCK

     (2) Ranking.

     The Series E Preferred Stock will, with respect to payment of dividends and amounts upon liquidation, dissolution or winding up, rank (i) senior to the Common Stock of the Company, $.001 par value (the "Common Stock") and to shares of all other series of Preferred Stock issued by the Company the terms of which specifically provide that the capital stock of such series rank junior to such Series E Preferred Stock with respect to dividend rights or distributions upon dissolution of the Company ("Junior Stock"); (ii) on a parity with (a) all of the shares of the Company's 8% Cumulative Series D Preferred Stock, and (b) the shares of all capital stock issued by the Company whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof shall be different from those of the Series E Preferred Stock, if the holders of stock of such class or series shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority of one over the other as between the holders of such stock and the holders of shares of Series E Preferred Stock (collectively (a) and (b) being "Parity Stock"); and
(iii) junior to all capital stock issued by the Company the terms of which specifically provide that the shares rank senior to the Series E Preferred Stock with respect to dividends and distributions upon dissolution of the Company ("Senior Stock").

     (2) Dividends.

     (a) Holders of shares of Series E Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative dividends at the rate per annum of $.40 per share of Series E Preferred Stock. Dividends on the Series E Preferred Stock will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing on the earlier of (i) the date on which the Company has fully satisfied that certain Amended and Restated Series A Promissory Note dated June 30, 2003 in the principal amount of $2,128,571.43, including any extensions, amendments or replacements thereof, and, collectively, those certain Amended and Restated Series B Promissory Notes dated June 30, 2003 issued by the Company to Series B lenders in the collective amount of $1,596,428.57, including any extensions, amendments or replacements thereof; or, July 31, 2006, representing dividends due for the quarter ending June 30, 2006 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will accrue from the effective date of the earlier of: 1) the original issuance of the Series E Preferred Stock, or 2) the original issuance of ThermoView Cumulative Series D Preferred Stock that is cancelled and replaced with Series E Preferred Stock. Dividends which accrue from the period beginning from the earlier of either the date of original issuance of Series E Preferred Stock, or the original issuance date of ThermoView Cumulative Series D preferred stock that is cancelled and replaced with Series E preferred Stock, of the Series E

Preferred Stock and ending on the earlier of (i) the date on which the Company has fully satisfied that certain Amended and Restated Series A Promissory Note dated June 30, 2003 in the principal amount of $2,128,571.43, including any extensions, amendments or replacements thereof, and, collectively, those certain Amended and Restated Series B Promissory Notes dated June 30, 2003 issued by the Company to Series B lenders in the collective amount of $1,596,428.57, including any extensions, amendments or replacements thereof; or, (ii)March 31, 2006 shall be paid by the issuance of an equivalent amount of Series E Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending March 31, 2006. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Accrued dividends earn interest to the fullest extent allowed by applicable law. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends payable on the Series E Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series E Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

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

     (3A.) Mandatory Redemption

     (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available, twenty percent (20%) of all shares of Series E Preferred Stock and Parity Stock, on an annual basis commencing August 31, 2006, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

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

     (e) Unless the Company fails to pay in full the Redemption Price, dividends on the Series E Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series E Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series E Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series E Preferred Stock and Parity Stock above twelve percent (12%) per annum.

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

     IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this 30th day of June 2003.



                                        ------------------------------------
                                        Name:  Charles L. Smith
                                        Title:    President

                                                                Exhibit 10.114

                              CONSENT TO AMENDMENT

     THIS CONSENT TO AMENDMENT is made and entered into as of the 2nd day of May, 2003, with an effective date of March 31, 2003, by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") and ____________________ ("Holder").

                             PRELIMINARY STATEMENTS

     ThermoView has previously issued, or will cause to be issued, to Holder shares of ThermoView 12% Cumulative Series D Preferred Stock with a stated value of $5.00 (the "Preferred Stock"). The Holder has previously provided to ThermoView an oral agreement to provide a written consent to ThermoView to cause the filing with the Delaware Secretary of State of an amendment to the Certificate of Designation of the Preferred Stock, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

     NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     2.  Consent  to  Amendment.   Holder  consents  to  the  amendment  to  the
Certificate of Designation of the Preferred Stock, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

     3. Miscellaneous.

     (a) Entire Agreement. This Consent to Amendment embodies the entire agreement and understanding between the parties hereto with respect to the payment of Preferred Stock dividends and supersedes all prior oral or written agreements and understandings relating to same. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Consent to Amendment shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Consent to Amendment.

     (b) Modifications and Amendments. The terms and provisions of this Consent to Amendment may be modified or amended only by written agreement executed by all parties hereto.

     (c) Benefit. This Consent to Amendment shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Consent to Amendment shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Consent to Amendment.

     (d) Governing Law. This Consent to Amendment and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

     (e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Consent to Amendment shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Consent to Amendment shall nevertheless remain in full force and effect.

     (f) Headings and Captions. The headings and captions of the various subdivisions of this Consent to Amendment are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

     (g) Counterparts. This Consent to Amendment may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, ThermoView has caused this Consent to Amendment to be executed by its duly authorized officer and Holder has executed this Consent to Amendment all as of the date first above written.

                                THERMOVIEW INDUSTRIES, INC.


                                By:
                                ------------------------------------------------

                                Title:
                                ------------------------------------------------


                                ------------------------------------------------
                                Holder

                                    EXHIBIT A

                    FOURTH AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES D
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, by regularly scheduled meeting held on April 24, 2003, duly approved and adopted the following amendment to the Certificate of Designation of 12% Series D Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series D Cumulative Preferred Stock:

A. Section 2 of the Certificate of Designation is hereby replaced in its entirety with the following:

     (2) Dividends.

     (a) Holders of shares of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.60 per share of Series D Preferred Stock, with the exception of those dividends which accrue from the period commencing October 1, 2001 and ending September 30, 2004, which dividends shall be paid by the issuance of an equivalent amount of Series D Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending September 30, 2004. Dividends on the Series D
Preferred Stock will begin to accrue commencing October 1, 2001 and will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing January 31, 2005, representing dividends due for the quarter ending December 31, 2004 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accrued dividends earn interest to the fullest extent allowed by applicable law. Dividends payable on the Series D Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series D Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

     (b) Except as provided in the next sentence and for payment of dividends on Series E Preferred Stock, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series D Preferred Stock for all prior dividend periods. If accrued dividends on the Series D Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series D Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series D Preferred Stock and such Parity Stock.

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

B. Section 3A of the Certificate of Designation is hereby replaced in its entirety with the following:

     (3A.) Mandatory Redemption

     (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available, twenty percent (20%) of all shares of Series D Preferred Stock and Parity Stock, on an annual basis commencing January 1, 2005, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

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

     (h) Unless the Company fails to pay in full the Redemption Price, dividends on the Series D Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series D Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series D

Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series D Preferred Stock and Parity Stock above sixteen percent (16%) per annum.

     (f) Subject to applicable law and the limitation on purchases when dividends on the Series D Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series D Preferred Stock by tender or by private agreement.


D. Other than as amended hereby, the Certificate of Designation for the Series D Preferred Stock remains in full force and effect.

     IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this ____ day of May 2003.



                                ------------------------------------
                                Name:  Charles L. Smith
                                Title:    President

                                                                 Exhibit 10.115

                              CONSENT TO AMENDMENT

     THIS CONSENT TO AMENDMENT is made and entered into as of the 2nd day of May, 2003, with an effective date of March 31, 2003, by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") and ____________________ ("Holder").

                             PRELIMINARY STATEMENTS

     ThermoView has previously issued, or will cause to be issued, to Holder shares of ThermoView 12% Cumulative Series E Preferred Stock with a stated value of $5.00 (the "Preferred Stock"). The Holder has previously provided to ThermoView an oral agreement to provide a written consent to ThermoView to cause the filing with the Delaware Secretary of State of an amendment to the Certificate of Designation of the Preferred Stock, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

     NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     4.  Consent  to  Amendment.   Holder  consents  to  the  amendment  to  the
Certificate of Designation of the Preferred Stock, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

     5. Miscellaneous.

     (a) Entire Agreement. This Consent to Amendment embodies the entire agreement and understanding between the parties hereto with respect to the payment of Preferred Stock dividends and supersedes all prior oral or written agreements and understandings relating to same. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Consent to Amendment shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Consent to Amendment.

     (b) Modifications and Amendments. The terms and provisions of this Consent to Amendment may be modified or amended only by written agreement executed by all parties hereto.

     (c) Benefit. This Consent to Amendment shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Consent to Amendment shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Consent to Amendment.

     (d) Governing Law. This Consent to Amendment and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

     (e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Consent to Amendment shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Consent to Amendment shall nevertheless remain in full force and effect.

     (f) Headings and Captions. The headings and captions of the various subdivisions of this Consent to Amendment are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

     (g) Counterparts. This Consent to Amendment may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, ThermoView has caused this Consent to Amendment to be executed by its duly authorized officer and Holder has executed this Consent to Amendment all as of the date first above written.

                                THERMOVIEW INDUSTRIES, INC.


                                By:
                                ------------------------------------------------

                                Title:
                                ------------------------------------------------



                                ------------------------------------------------
                                Holder

                                    EXHIBIT A

                    THIRD AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES E
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, at a regularly scheduled meeting held on April 24, 2003, duly approved and adopted the following amendment to the Certificate of Designation of 12% Series E Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series E Cumulative Preferred Stock:

A. Section 2 of the Certificate of Designation is hereby replaced in its entirety with the following:

     (2) Dividends.

     (a) Holders of shares of Series E Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative dividends at the rate per annum of $0.60 per share of Series E Preferred Stock. Dividends on the Series E Preferred Stock will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing January 31, 2005, representing dividends due for the quarter ending December 31, 2004 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will accrue from the effective date of the earlier of: 1) the original issuance of the Series E Preferred Stock, or 2) the original issuance of ThermoView 12% Cumulative Series D Preferred Stock that is cancelled and replaced with Series E Preferred Stock. Dividends which accrue from the period beginning from the earlier of either the date of original issuance of Series E Preferred Stock, or the original issuance date of ThermoView 12% Cumulative Series D preferred stock that is cancelled and replaced with Series E preferred Stock, of the Series E Preferred Stock and ending September 30, 2004 shall be paid by the issuance of an equivalent amount of Series E Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending September 30, 2004. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Accrued dividends earn interest to the fullest extent allowed by applicable law. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends payable on the Series E Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series E Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

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

B. Section 3A of the Certificate of Designation is hereby replaced in its entirety with the following:

     (3A.) Mandatory Redemption

     (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available, twenty percent (20%) of all shares of Series E Preferred Stock and Parity Stock, on an annual basis commencing January 1, 2005, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

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

     (h) Unless the Company fails to pay in full the Redemption Price, dividends on the Series E Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series E Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series E Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series E Preferred Stock and Parity Stock above sixteen percent (16%) per annum.

     (f) Subject to applicable law and the limitation on purchases when dividends on the Series E Preferred Stock are in arrears, the Company may, at any time and from time to time, purchase any shares of the Series E Preferred Stock by tender or by private agreement.

     C. Other than as amended hereby, the Certificate of Designation for the Series E Preferred Stock remains in full force and effect.

     IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this ____ day of May 2003.



                                        ------------------------------------
                                        Name:  Charles L. Smith
                                        Title:    President

                                                                 Exhibit 10.116

                               AMENDMENT TO NOTES

     THIS AMENDMENT TO NOTES (the "Amendment") is made and entered into as of the 14th day of May, 2003, by and between [I] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") , [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS, INC., a
California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation ("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv]THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Maker" and collectively as the "Makers") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228, and Stephen A. Hoffmann (hereinafter referred to as "Lender"), having an address at 1383 Waxwing Place, Louisville, Kentucky 40222.

                             PRELIMINARY STATEMENTS

     ThermoView and Makers have previously issued to Lender two promissory notes dated March 22, 2001 in the principal amounts of $900,000.00 and $300,000.00 (the "Notes"), both of which are due and payable on June 30, 2003 (the "Maturity Date"). The Lender has previously provided to ThermoView and Makers an oral agreement to amend the Maturity Date of the Notes from June 30, 2004 to December 31, 2004.

     NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     6. Amendment to Maturity Date

     (a) Lender hereby consents to amend the Maturity Date of the Notes from June 30, 2004 to December 31, 2004.

     (b) Except as specifically amended above in connection herewith, each Note shall remain in full force and effect and is hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Lenders under any of the Notes or constitute a waiver of any provision of any of the Notes.

     7. Miscellaneous.

     (a) Entire Agreement. This Amendment embodies the entire agreement and understanding between the parties hereto with respect to the Maturity Date of the Notes and supersedes all prior oral or written agreements and understandings relating to same. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Amendment shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Amendment.

     (b) Modifications and Amendments. The terms and provisions of this Amendment may be modified or amended only by written agreement executed by all parties hereto.

     (c) Benefit. This Amendment shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Amendment shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Amendment.

     (d) Governing Law. This Amendment and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

     (e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Amendment shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Amendment shall nevertheless remain in full force and effect.

     (f) Headings and Captions. The headings and captions of the various subdivisions of this Amendment are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

     (g)   Counterparts.   This  Amendment  may  be  executed  in  one  or  more
counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, ThermoView and the Makers have caused this Amendment to be executed by its duly authorized officer and Lender has executed this Amendment all as of the date first above written.

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


By: ___________________________
         Charles L. Smith, President


LENDER:

________________________________
Stephen A. Hoffmann

                                                                 Exhibit 10.117

                        TENTH AMENDMENT TO LOAN AGREEMENT


     TENTH AMENDMENT TO LOAN AGREEMENT (this "Amendment"), dated as of May 15, 2003, by and among [i] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView"), [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS, INC., a California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation ("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv]THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView
Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Borrower" and collectively, as the "Borrowers") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228 and [xx] GE CAPITAL EQUITY INVESTMENTS, INC., a Delaware corporation ("GE Capital" or the "Series A Lender" or the "Series C Lender") and [xi] GE Capital as collateral agent, as applicable (in such capacity, the "Collateral Agent") and [xii] Rodney H. Thomas, Charles L. Smith, Robert L. Cox, Robert L. Cox, II, Stephen A. Hoffmann, Mitch M. Wexler, Stephen Townzen, Emerging Business Solutions, LLC, Ronald L. Carmicle, Raymond C. Dauenhauer, J. Sherman Henderson, III, Bruce C. Merrick, George T. Underhill, II and Daniel F. Dooley (each, a "Series B Lender" and collectively, the "Series B Lenders", and together with the Series A Lender and the Series C Lender, the "Lenders").

                              W I T N E S S E T H:

     A. Pursuant to that certain Assignment and Acceptance Agreement, dated as of March 22, 2001, the Lenders purchased loans made to the Borrowers pursuant to that certain Loan Agreement dated as of August 31, 1998, as amended pursuant to
(a) that certain Joinder to Loan Documents and Amendment to Loan Documents (Thomas Construction, Inc.) dated as of January 1, 1999, by and among certain of the Borrowers and PNC Bank ("PNC"), (b) that certain Joinder to Loan Documents and Amendment to Loan Documents (Precision Window Mfg., Inc.) dated as of January 5, 1999, by and among certain of the Borrowers and PNC, (c) that certain Joinder to Loan Documents and Amendment to Loan Documents (Thermo-Shield) dated as of July 8, 1999, by and among certain of the Borrowers and PNC, (d) that certain Amendment to Loan Agreement dated as of July 30, 1999, by and among certain of the Borrowers and PNC, (e) that certain Second Amendment to Loan Agreement dated as of October 14, 1999, by and among certain of the Borrowers and PNC, (f) that certain Third Amendment to Loan Agreement dated as of

November, 1999, by and among certain of the Borrowers and PNC, (g) that certain Fourth Amendment to Loan Agreement and Amendment to Note and Term Note dated as of November 10, 1999, by and among certain of the Borrowers and PNC, (h) that certain Fifth Amendment to Loan Agreement and Amendment to Note dated as of April 14, 2000, by and among the Borrowers and the PNC, (i) that certain Sixth Amendment to Loan Agreement dated as of August 15, 2000, by and among the Borrowers and PNC, (j) that certain Seventh Amendment to Loan Agreement dated as of March 22, 2001, among the Borrowers and PNC, (k) that certain Eighth Amendment and Amendment and Restatement of Note dated as of March 22, 2001 and
(l) that certain Ninth Amendment to Loan Agreement and Amendment to Amended and Restated Promissory Notes (collectively, the "Loan Agreement"; capitalized terms used herein and not defined shall have the meanings assigned to such terms in the Loan Agreement).

     B. In connection with the Loan Agreement, the Borrowers executed and delivered to (i) the Series A Lender, the Amended and Restated Series A Promissory Note, (ii) each Series B Lender, an Amended and Restated Series B Promissory Note and (iii) the Series C Lender, the Amended and Restated Series C Promissory Note, each dated March 22, 2001 (as amended, modified or supplemented from time to time the "Notes" and together with the Loan Agreement, the "Loan Documents").

     E. The Borrowers have requested an extension of the maturity date under the Loan Documents.

     F. The Lenders are willing to extend the maturity date under the Loan Documents upon the condition, among others, that the Borrowers execute and deliver this Amendment in favor of the Lenders.

NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the parties hereto agree as follows:


     Section 1. AMENDMENT TO THE LOAN AGREEMENT. Effective as of the Effective Date (as defined herein), the Loan Agreement is amended as follows:

     1.1 By deleting the reference in Section 1.D of the Loan Agreement to "March 31, 2004" and substituting therefor the following: "September 30, 2004".

     Section 2. CONSENT. The Lenders consent to (i) the Fourth Amended Certificate of Designation of Cumulative Preferred Stock, Series D, of Thermoview Industries, Inc., and the Third Amended Certificate of Designation of Cumulative Preferred Stock, Series E, of Thermoview Industries, Inc., attached hereto as Annexes 1 and 2, respectively (the "Certificate Amendments"), and (ii) the Amendment to Notes, dated as of May 14, 2003, between Stephen A. Hoffman and the Lenders (the "Note Amendment").

     Section 3. CONDITIONS PRECEDENT TO THE EFFECTIVENESS OF THIS AMENDMENT. This Amendment shall be effective as of May 15, 2003 (such date is referred to herein as the "Effective Date") upon (i) full execution and delivery of this Amendment by the parties hereto, (ii) full execution and delivery of Amendment

No. 6 to the Securities Purchase Agreement, dated as of the date hereof, between Thermoview and GE Capital, in form and substance satisfactory to GE Capital,
(iii) full execution and delivery of a certificate of a senior executive officer of Thermoview, dated the date hereof, to the effect that, as of the date hereof, no litigation not listed on Annex A hereto has been commenced against Thermoview or any of its Subsidiaries and (iv) full execution and delivery of the Note Amendment and the consents of the holders of the preferred stock of ThermoView to the Certificate Amendments.

     Section 4. EXPENSES. Within fifteen (15) days of the date hereof, Thermoview shall pay to GE Capital, and shall reimburse GE Capital for, all reasonable expenses of GE Capital in connection with the preparation of this Amendment and each of the other documents prepared in connection herewith (including the reasonable fees and expenses of counsel) and all other reasonable out-of-pocket costs and expenses of every type and nature (including, without limitation, the reasonable fees, expenses and disbursements of GE Capital's counsel, Weil, Gotshal & Manges LLP) related thereto.

     Section 5. EFFECT ON LOAN DOCUMENTS.

     (a) On and after the Effective Date, each reference in the Loan Documents to "this Agreement", "herein", "hereof", "hereunder" or words of similar import, shall mean and be a reference to such Loan Document as amended hereby.

     (b) Except as specifically amended above in connection herewith, each Loan Document shall remain in full force and effect and is hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Lenders under any of the Loan Documents or constitute a waiver of any provision of any of the Loan Documents.

     Section 6. GOVERNING LAW. THIS AMENDMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES.

     Section 7. SECTION TITLES. Section titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     Section 8.  COUNTERPARTS.  This  Amendment may be executed in any number of
separate   counterparts,   each  of  which  shall  collectively  and  separately
constitute one agreement.

IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.


GE CAPITAL EQUITY INVESTMENTS, INC.,
as Series A Lender, Series C Lender and as Collateral Agent


By: _____________________________
Name, Title


SERIES B LENDERS:


Rodney H. Thomas _________________________________

Charles L. Smith ________________________________

ROBERT l. Cox _________________________________

ROBERT l. Cox, II _________________________________

Stephen a. Hoffmann _________________________________

Mitch m. Wexler _________________________________

StePHEN TownzeN _________________________________

eMERGING BUSINESS SOLUTIONS, LLC
By: _________________________________
Name:
Title:

RonALD L. Carmicle _________________________________

RayMOND C. DaUenhauer _______________________________

J. Sherman Henderson, III ___________________________

Bruce c. Merrick _________________________________

GEORGE T. Underhill, II _____________________________

DANIEL F. DOOLEY _________________________________


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



By: _________________________________
Charles L. Smith, President

                                                                 Exhibit 10.118

                                 AMENDMENT NO. 6

     AMENDMENT NO. 6 (this "Amendment"), dated as of May 15, 2003, between ThermoView Industries, Inc. ("Company") and GE Capital Equity Investments, Inc. ("GE Capital").

                              W I T N E S S E T H:

     WHEREAS, Company and GE Capital are parties to that certain Securities Purchase Agreement, dated as of July 8, 1999 (as from time to time amended, restated, supplemented or otherwise modified, the "Purchase Agreement", and unless the context otherwise requires or unless otherwise defined herein, capitalized terms used herein shall have the meanings assigned to them in the Purchase Agreement); and
     WHEREAS, Company has requested an extension of the maturity date under the Purchase Agreement, as well as amendments to the Purchase Agreement as more particularly described in this Amendment; and

     WHEREAS, GE Capital is the maturity date under the Purchase Agreement, and to amend the Purchase Agreement as more particularly described in this Amendment upon the condition, among others, that Company execute and deliver this Amendment in favor of GE Capital;

     NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, and on the terms and subject to the conditions as hereinafter set forth, the parties hereto agree as follows: Section 9. AMENDMENTS TO THE PURCHASE AGREEMENT. Effective as of the Effective Date (as defined herein), the Purchase Agreement is amended as follows:

     9.1 By deleting the reference in the last sentence of Section 2.1(a) to "April 30, 2004" and substituting therefor the following: "October 31, 2004".

     Section 10. CONSENT. GE Capital consents to (i) the Fourth Amended Certificate of Designation of Cumulative Preferred Stock, Series D, of Thermoview Industries, Inc., and the Third Amended Certificate of Designation of Cumulative Preferred Stock, Series E, of Thermoview Industries, Inc., attached hereto as Annexes 1 and 2, respectively (the "Certificate Amendments"), and (ii) the Amendment to Notes, dated as of May 14, 2003, between Stephen A. Hoffman and the Company and its Subsidiaries (the "Note Amendment").

     Section 11. CONDITIONS PRECEDENT TO THE EFFECTIVENESS OF THIS AMENDMENT. Except as otherwise expressly provided herein, this Amendment shall be effective as of May 15, 2003 (such date is referred to herein as the "Effective Date") so long as each of the following conditions shall have been satisfied or provided for in a manner satisfactory to GE Capital or waived by GE Capital on or prior to the Effective Date:

     (a) This Amendment shall have been fully executed and delivered by each of the parties hereto.

     (b) Each of the Subsidiaries of Company party to the Guaranty and each of the lenders party to the Tenth Amendment to Loan Agreement dated as of the date hereof (the "Tenth Amendment") shall have executed and delivered the applicable consent included in the signature pages hereto.

     (c) The Tenth Amendment shall have been executed and delivered by each of the parties thereto in form and substance satisfactory to GE Capital.

     (d) Company shall have obtained, and delivered to GE Capital a copy of, each consent required in connection with this Amendment and the Tenth Amendment.

     (e) Company shall have obtained and delivered to GE Capital fully executed copies of the Note Amendment and the consents of the holders of the preferred stock of ThermoView to the Certificate Amendments.

     (f) Company shall have delivered to GE Capital a certificate of the President of Company dated the date hereof, to the effect that, as of the date hereof, no litigation not listed on Annex A hereto shall have been commenced against Company or any of its Subsidiaries.

     Section 12. EFFECT ON PURCHASE AGREEMENT.

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

     Section 13. GOVERNING LAW. THIS AMENDMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES.

     Section 14. SECTION TITLES. Section titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     Section 15.  COUNTERPARTS.  This Amendment may be executed in any number of
separate   counterparts,   each  of  which  shall  collectively  and  separately
constitute one agreement.

IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.


THERMOVIEW INDUSTRIES, INC.



By:
--------------------------------------------------------------
Charles L. Smith, President


GE CAPITAL EQUITY INVESTMENTS, INC.



By:
--------------------------------------------------------------
Duly Authorized signatory

                            CONSENT OF THE GUARANTORS

The Subsidiaries of Company hereby (i) acknowledge receipt of a copy of this Amendment and (ii) agree that the terms and provisions thereof shall not affect in any way the obligations and liabilities of such Subsidiaries under the Guaranty or any of the other Loan Documents, all of which obligations and liabilities shall remain in full force and effect and each of which are hereby reaffirmed.
                                    THERMOVIEW INDUSTRIES, INC.
                                    AMERICAN HOME DEVELOPERS CO., INC.
                                    FIVE STAR BUILDERS, INC.
                                    KEY HOME CREDIT, INC.
                                    KEY HOME MORTGAGE, INC.
                                    LEINGANG SIDING AND WINDOW, INC.
                                    PRIMAX WINDOW CO.
                                    PRECISION WINDOW MFG., INC.
                                    ROLOX, INC.
                                    TD WINDOWS, INC.
                                    THERMAL LINE WINDOWS, INC.
                                    THERMOVIEW OF MISSOURI, INC.
                                    THERMO-TILT WINDOW COMPANY
                                    THOMAS CONSTRUCTION, INC.
                                    THERMO-SHIELD OF AMERICA (ARIZONA), INC.
                                    THERMO-SHIELD OF AMERICA (MICHIGAN), INC.
                                    THERMO-SHIELD COMPANY, LLC
                                    THERMO-SHIELD OF AMERICA (WISCONSIN), LLC
                                    THERMOVIEW ADVERTISING GROUP, INC.



                                    By:  _________________________________
                                          Charles L. Smith, President

                               CONSENT OF LENDERS


GE CAPITAL EQUITY INVESTMENTS INC.


By: _____________________________
Name, Title


Rodney H. Thomas _________________________________

Charles L. Smith _________________________________

Robert L. Cox _________________________________

Robert L. Cox, ii _________________________________

Stephen A. Hoffmann _________________________________

Mitch M. Wexler _________________________________

Stephen TownzeN _________________________________

emerging business solutions, llc
By: _________________________________
Name:
Title:

Ronald l. Carmicle _________________________________

Raymond c. DaUenhauer _______________________________

j. Sherman Henderson, iii ___________________________

Bruce c. Merrick _________________________________

george t. Underhill, ii _____________________________

DANIEL F. DOOLEY _________________________________

                                                                 Exhibit 10.119

                        TERMS OF REIMBURSEMENT AGREEMENT

                            Dated as of May 30, 2003

GE Capital Equity Investments, Inc. ("GEE"), has agreed to guarantee an appeal bond (the "Bond") on behalf of Thermoview Industries, Inc. ("THV" or the "Company"). The following sets forth the terms under which GEE and THV and each of its subsidiaries agree to enter into this arrangement.

Amount:        Up to $700,000

Fee: Two-and-one-half percent (2 1/2%) of the face amount of the Bond payable on issuance.

Term:          One year.

Extensions:    To the  extent  that the term of the  Bond  needs to be  extended beyond its initial Term, THV will be responsible to pay a renewal fee in an amount equal to the Fee upon renewal.

Maturity:      To the extent the bond is drawn  upon,  GEE may demand  immediate payment of the amount drawn.

Default Interest Rate: To the extent that the bond is drawn and the GEE is not immediately reimbursed the amount drawn by THV, GEE will charge an interest rate of twelve percent (12%) per annum on the unreimbursed amount.

Sinking Fund: THV will establish a sinking fund into which deposits will be made on monthly basis, on the first of every month, until the amount in the sinking fund is equal to the face amount of the Bond. The minimum monthly payments shall be:

               |X|      From July - December:  $50,000 per month
               |X|      From January - June:  $30,000 per month

               At June 30, 2004 the balance of the sinking fund shall be no less than $600,000.

               The sinking fund will be setup as a separate joint bank account in GEE's name. GEE will control this account and THV and its subsidiaries will grant to GEE a first priority lien on the account.

               No payments of interest or principal may be made on junior securities if the aforementioned minimum payments have not been made to the Sinking Fund.

Draws on the
Bond: To the extent the bond is drawn upon, GEE will withdraw the cash in the Sinking Fund. If the balance of the Sinking Fund is less than the amount drawn, the difference will be due and payable immediately to GEE and no payments of interest or principal may be made to junior securities until said difference is paid in full to GEE.

               To the extent THV prevails in its appeal, and the bond is never drawn upon, the cash in the Sinking Fund will be used to pay principal on the Series A and Series B notes on a pro-rata basis, as per the existing documents.

Seniority /
Security
Interest:      The obligations of THV and its  subsidiaries to reimburse GEE for amounts drawn on the Bond,  pay interest  thereon and any related fees  under  this  Agreement  (collectively,  the  "Reimbursement
               Obligations")  shall be senior to the  obligations of THV and its
               subsidiaries   under  its  existing  debt  documents,   including
               obligations  under (i) the Loan Agreement  dated as of August 31,
               1998 (as amended), among THV and its subsidiaries, and the Series
               A, B and C lenders party thereto and (ii) the Securities Purchase
               Agreement   dated  as  of  July  8,  1999  between  THV  and  GEE
               (collectively,  the "Existing  Obligations").  The  reimbursement
               Obligations will be secured by a first priority lien on all of the assets of THV and its subsidiaries and the liens securing the Existing Obligations shall be subordinate to the first priority liens securing the Reimbursement Obligations.

Governing Law: New York.

Binding Effect: This Agreement shall be binding upon the parties and in full force and effect as of the date hereof. Without derogating from the above, the parties undertake to prepare a more detailed agreement, which will replace this Agreement, and shall take best efforts to complete such efforts and sign such agreement by June 6, 2003.


IN WITNESS HEREOF, the parties have signed this Agreement as of May 30, 2003:

                                    GE CAPITAL EQUITY INVESTMENTS, INC.,

                                    By:  _____________________________
                                        Name, Title


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

                                    THERMO-SHIELD OF AMERICA (MICHIGAN), INC.
                                    THERMO-SHIELD COMPANY, LLC
                                    THERMO-SHIELD OF AMERICA (WISCONSIN), LLC
                                    THERMOVIEW ADVERTISING GROUP, INC.

                                    By:  _________________________________
                                          Charles L. Smith, President


                               CONSENT OF LENDERS:

     The lenders party hereto hereby acknowledge receipt of a copy of this Agreement and agree to execute the definitive agreements documenting this Agreement and any further documents as may be required to give effect to the terms of this Agreement.

GE CAPITAL EQUITY INVESTMENTS, INC.,
as Series A Lender, Series C Lender and as Collateral Agent

By: _____________________________
Name, Title

Rodney H. Thomas _________________________________

Charles L. Smith _________________________________

ROBERT l. Cox _________________________________

ROBERT l. Cox, II _________________________________

Stephen a. Hoffmann _________________________________

Mitch m. Wexler _________________________________

StePHEN TownzeN _________________________________

eMERGING BUSINESS SOLUTIONS, LLC
By: _________________________________
Name:
Title:

RonALD L. Carmicle _________________________________

RayMOND C. DaUenhauer _______________________________

J. Sherman Henderson, III ___________________________

Bruce c. Merrick _________________________________

GEORGE T. Underhill, II _____________________________

DANIEL F. DOOLEY _________________________________

                                                                Exhibit 10.120

                      ELEVENTH AMENDMENT TO LOAN AGREEMENT


     ELEVENTH AMENDMENT TO LOAN AGREEMENT (this "Amendment"), dated as of June 30, 2003, by and among [i] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView"), [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS, INC., a California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation ("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv]THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView
Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Borrower" and collectively, as the "Borrowers") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228 and [xx] GE CAPITAL EQUITY INVESTMENTS, INC., a Delaware corporation ("GE Capital" or the "Series A Lender" or the "Series C Lender") and [xi] GE Capital as collateral agent, as applicable (in such capacity, the "Collateral Agent") and [xii] Rodney H. Thomas, Charles L. Smith, Robert L. Cox, Robert L. Cox, II, Stephen A. Hoffmann, Mitch M. Wexler, Stephen Townzen, Emerging Business Solutions, LLC, Ronald L. Carmicle, Raymond C. Dauenhauer, J. Sherman Henderson, III, Bruce C. Merrick, George T. Underhill, II and Daniel F. Dooley (each, a "Series B Lender" and collectively, the "Series B Lenders", and together with the Series A Lender and the Series C Lender, the "Lenders").

                              W I T N E S S E T H:

     A. Pursuant to that certain Assignment and Acceptance Agreement, dated as of March 22, 2001, the Lenders purchased loans made to the Borrowers pursuant to that certain Loan Agreement dated as of August 31, 1998, as amended pursuant to
(a) that certain Joinder to Loan Documents and Amendment to Loan Documents (Thomas Construction, Inc.) dated as of January 1, 1999, by and among certain of the Borrowers and PNC Bank ("PNC"), (b) that certain Joinder to Loan Documents and Amendment to Loan Documents (Precision Window Mfg., Inc.) dated as of January 5, 1999, by and among certain of the Borrowers and PNC, (c) that certain Joinder to Loan Documents and Amendment to Loan Documents (Thermo-Shield) dated as of July 8, 1999, by and among certain of the Borrowers and PNC, (d) that certain Amendment to Loan Agreement dated as of July 30, 1999, by and among certain of the Borrowers and PNC, (e) that certain Second Amendment to Loan Agreement dated as of October 14, 1999, by and among certain of the Borrowers and PNC, (f) that certain Third Amendment to Loan Agreement dated as of November, 1999, by and among certain of the Borrowers and PNC, (g) that certain Fourth Amendment to Loan Agreement and Amendment to Note and Term Note dated as of November 10, 1999, by and among certain of the Borrowers and PNC, (h) that certain Fifth Amendment to Loan Agreement and Amendment to Note dated as of April 14, 2000, by and among the Borrowers and the PNC, (i) that certain Sixth Amendment to Loan Agreement dated as of August 15, 2000, by and among the Borrowers and PNC, (j) that certain Seventh Amendment to Loan Agreement dated as of March 22, 2001, among the Borrowers and PNC, (k) that certain Eighth Amendment and Amendment and Restatement of Note dated as of March 22, 2001, among the Borrowers and the Lenders, (l) that certain Ninth Amendment to Loan Agreement and Amendment to Amended and Restated Promissory Notes among the Borrowers and the Lenders and (m) that certain Tenth Amendment to Loan Agreement among the Borrowers and the Lenders (collectively, the "Loan Agreement"; capitalized terms used herein and not defined shall have the meanings assigned to such terms in the Loan Agreement).

     B. In connection with the Loan Agreement, the Borrowers executed and delivered to (i) the Series A Lender, the Amended and Restated Series A Promissory Note, (ii) each Series B Lender, an Amended and Restated Series B Promissory Note and (iii) the Series C Lender, the Amended and Restated Series C Promissory Note, each dated March 22, 2001 (as amended, modified or supplemented from time to time the "Notes" and together with the Loan Agreement, the "Loan Documents").

     E. The Borrowers have requested amendments to the Loan Documents as more particularly described in this Amendment.

     F. The Lenders are willing to amend the Loan Documents as more particularly described in this Amendment upon the condition, among others, that the Borrowers execute and deliver this Amendment in favor of the Lenders.

NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the parties hereto agree as follows:

     Section 16. AMENDMENT TO THE LOAN AGREEMENT. Effective as of the Effective Date (as defined herein), the Loan Agreement is amended as follows:

     16.1 By deleting the reference in Section 1.D of the Loan Agreement to "September 30, 2004" and substituting therefor the following: "June 30, 2006".

     16.2 By amending and restating Section 4.I of the Loan Agreement as follows:

     "[I] [1] Fixed Charge Coverage Ratio. (i) ThermoView will maintain, as of the last day of each calendar quarter for the applicable period of measurement set forth below, a Fixed Charge Coverage Ratio of not less than the following for such period:

          PERIOD/CALENDAR QUARTER               FIXED CHARGE COVERAGE RATIO
--------------------------------------------- --------------------------------
    Quarter ending on September 30, 2003               1.20 to 1.00
   Six months ending on December 31, 2003              1.20 to 1.00
    Nine months ending on March 31, 2004               1.00 to 1.00
   Twelve months ending on June 30, 2004               1.20 to 1.00
 Twelve months ending on September 30, 2004            1.20 to 1.00
 Twelve months ending on December 31, 2004             1.20 to 1.00
   Twelve months ending on March 31, 2005              1.20 to 1.00
   Twelve months ending on June 30, 2005               1.20 to 1.00
 Twelve months ending on September 30, 2005            1.20 to 1.00
 Twelve months ending on December 30, 2005             1.20 to 1.00
 Twelve months ending as of the end of each            1.20 to 1.00
        calendar quarter thereafter

[2] Minimum EBITDA. ThermoView shall have, as of the last day of each calendar quarter for the applicable period of measurement set forth below, EBITDA of not less than the following for such period:

          PERIOD/CALENDAR QUARTER                  MINIMUM EBITDA
--------------------------------------------- --------------------------
    Quarter ending on September 30, 2003             $1,275,000
   Six months ending on December 31, 2003            $2,500,000
    Nine months ending on March 31, 2004             $2,500,000
   Twelve months ending on June 30, 2004             $3,800,000
 Twelve months ending on September 30, 2004          $4,200,000
 Twelve months ending on December 31, 2004           $4,600,000
   Twelve months ending on March 31, 2005            $4,600,000
   Twelve months ending on June 30, 2005             $5,000,000
 Twelve months ending on September 30, 2005          $5,300,000
 Twelve months ending on December 30, 2005           $5,600,000
 Twelve months ending as of the end of each          $5,600,000
        calendar quarter thereafter

     [3] Current Ratio. Thermoview and its Subsidiaries on a consolidated basis shall maintain a Current Ratio of not less than (i) 1.00 to 1.00 as of the end of each calendar quarter ending March 31, commencing with the calendar quarter ending on March 31, 2004 and (ii) 1.10 to 1.00 as of the end of each calendar quarter other than calendar quarters ending March 31, commencing with the calendar quarter ending September 30, 2003.

For purposes of each of the above financial covenants, the following terms shall have the following meanings:

[A] "Capital Expenditures" means, for any period, all payments for any fixed assets, or improvements or for replacements, substitutions or additions thereto, that have a useful life of more than one year and which are required to be capitalized under GAAP and which payments have been made from funds of Thermoview other than funds borrowed by Thermoview and its Subsidiaries.
[B] "Current Assets" means, with respect to any Person, all current assets of such Person as of any date of determination calculated in accordance with GAAP, but excluding cash, cash equivalents and debts due from Affiliates.
[C] "Current Liabilities" means, with respect to any Person, all liabilities that should, in accordance with GAAP, be classified as current liabilities, and in any event shall include all Indebtedness payable on demand or within one year from any date of determination without any option on the part of the obligor to extend or renew beyond such year, all accruals for federal or other taxes based on or measured by income and payable within such year, but excluding the current portion of long-term debt required to be paid within one year.
[D] "Current Ratio" means, with respect to any Person as of any date of determination, the ratio of (a) Current Assets to (b) Current Liabilities.
[E] "Fixed Charges" shall mean, with respect to Thermoview for any period, the aggregate of all consolidated interest expenses paid or accrued, plus Capital Expenditures, plus obligations with respect to capital leases, plus the Reimbursement Obligations, plus cash income taxes payable, plus amounts paid to preferred shareholders, plus fees and scheduled payments of principal with respect to Indebtedness, in all cases during such period by Thermoview and its Subsidiaries.
[F] "Fixed Charge Coverage Ratio" means, with respect to any Person for any period, the ratio of (a) EBITDA of such Person for such period to (b) the Fixed Charges of such Person for such period.
[G] "EBITDA" means, for any period (a) net income (or the deficit if expenses and charges exceed revenues and proper income items) increased by (b) all amounts deducted therefrom (without duplication) in the calculation of net income on account of the sum of (i) interest expense, (ii) provision for income taxes and (iii) depreciation and amortization expense (including but not limited to legal fees and closing costs associated with this Amendment and with the registration rights in respect of all outstanding warrants), but excluding therefrom (c) all amounts included therein on account of extraordinary items of income and expense, as well as gains from the sale of assets outside the ordinary course of business."

     16.3 By amending and restating Section 5.A. of the Loan Agreement as follows:

     "A. Indebtedness. Incur any indebtedness for borrowed money (including but not limited to capitalized leases) other than: [i] the Loan and any subsequent indebtedness to the Lenders; [ii] existing indebtedness disclosed on the
Historical Financial Statements referred to the in "Financial Statements" Section of this Agreement; [iii] subordinated indebtedness (the "GE Subordinated Debt") to GE Capital Equity Investments, Inc. ("GE") issued pursuant to that certain Securities Purchase Agreement dated as of July 8, 1999 (the "GE
Agreement"),  and  the  Loan  Documents,  as  that  term  is  defined  in the GE
Agreement, executed and delivered in connection with the GE Agreement (collectively, the "GE Loan Documents"); [iv] indebtedness that is subordinated in form and substance acceptable to the Lenders; and [v] the "Reimbursement Obligations" as defined in that certain Reimbursement Agreement, dated as of June 30, 2003, by and among the Borrowers and GE."

     16.4 By adding the following to the end of Section 5.G.:

     "Notwithstanding the foregoing, following repayment and satisfaction in full of the Series A Note and the Series B Notes (each as defined in the PNC Loan Agreement), Thermoview may make regularly scheduled dividend payments in respect of the Series D Preferred Stock and the Series E Preferred Stock; provided that at the time of such payment no Default or Event of Default shall have occurred and be continuing or such payment would result in the occurrence of a Default or Event of Default."

     Section 17. CONSENT. The Lenders consent to the Fifth Amended Certificate of Designation of Cumulative Preferred Stock, Series D, of Thermoview Industries, Inc., and the Fourth Amended Certificate of Designation of Cumulative Preferred Stock, Series E, of Thermoview Industries, Inc., attached hereto as Annexes 1 and 2, respectively (the "Certificate Amendments"), it being understood and agreed that any provisions of the Loan Agreement (including, without limitation, Section 5.G. thereof) shall not be deemed to be modified or amended or waived pursuant to this consent if the Certificate Amendments shall conflict with such provisions.

     Section 18. CONDITIONS PRECEDENT TO THE EFFECTIVENESS OF THIS AMENDMENT. This Amendment shall be effective as of June 30, 2003 (such date is referred to herein as the "Effective Date") upon full execution and delivery of the following, in each case in form and substance satisfactory to the Lenders:

     (a) this Amendment;

     (b) Amendment No. 7 to the Securities Purchase Agreement, dated as of the date hereof, between Thermoview and GE Capital;

     (c) the Amended and Restated Series A Note, the Amended and Restated Series B Notes, the Amended and Restated Series C Note, in each case issued by the Borrowers to the Lenders;

     (d) the Amendment to Security Agreement, dated as of the date hereof, among the Borrowers and the Lenders party thereto;

     (e) the Amendment to Pledge Agreement dated as of the date hereof among the Borrowers and the Lenders party thereto;

     (f) the Reimbursement Agreement, dated as of the date hereof, among the Borrowers and GE Capital;

     (g) Warrant No. W-6A dated as of the date hereof issued by Thermoview to GE Capital; and

     (h) the Certificate Amendments and the consents of the holders of the preferred stock of Thermoview to the Certificate Amendments.

     Section 19. EXPENSES. Within fifteen (15) days of the date hereof, Thermoview shall pay to GE Capital, and shall reimburse GE Capital for, all reasonable expenses of GE Capital in connection with the preparation of this Amendment and each of the other documents prepared in connection herewith (including the reasonable fees and expenses of counsel) and all other reasonable out-of-pocket costs and expenses of every type and nature (including, without limitation, the reasonable fees, expenses and disbursements of GE Capital's counsel, Weil, Gotshal & Manges LLP) related thereto.

     Section 20. EFFECT ON LOAN DOCUMENTS.

     (a) On and after the Effective Date, each reference in the Loan Documents to "this Agreement", "herein", "hereof", "hereunder" or words of similar import, shall mean and be a reference to such Loan Document as amended hereby.

     (b) Except as specifically amended above in connection herewith, each Loan Document shall remain in full force and effect and is hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Lenders under any of the Loan Documents or constitute a waiver of any provision of any of the Loan Documents.

     Section 21. GOVERNING LAW. THIS AMENDMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES.

     Section 22. SECTION TITLES. Section titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     Section 23.  COUNTERPARTS.  This Amendment may be executed in any number of
separate   counterparts,   each  of  which  shall  collectively  and  separately
constitute one agreement.

IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.


GE CAPITAL EQUITY INVESTMENTS, INC.,
as Series A Lender, Series C Lender and as Collateral Agent


By: _____________________________
Name, Title


SERIES B LENDERS:


Rodney H. Thomas _________________________________

Charles L. Smith _________________________________

ROBERT l. Cox _________________________________

ROBERT l. Cox, II _________________________________

Stephen a. Hoffmann _________________________________

Mitch m. Wexler _________________________________

StePHEN TownzeN _________________________________

eMERGING BUSINESS SOLUTIONS, LLC
By: _________________________________
Name:
Title:

RonALD L. Carmicle _________________________________

RayMOND C. DaUenhauer _______________________________

J. Sherman Henderson, III ___________________________

Bruce c. Merrick _________________________________

GEORGE T. Underhill, II _____________________________

DANIEL F. DOOLEY _________________________________


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



By: _________________________________
Charles L. Smith, President

                                                                 Exhibit 10.121

                                 AMENDMENT NO. 7

AMENDMENT NO. 7 (this "Amendment"), dated as of June 30, 2003, between ThermoView Industries, Inc. ("Company") and GE Capital Equity Investments, Inc. ("GE Capital").

                              W I T N E S S E T H:

WHEREAS, Company and GE Capital are parties to that certain Securities Purchase Agreement, dated as of July 8, 1999 (as from time to time amended, restated, supplemented or otherwise modified, the "Purchase Agreement", and unless the context otherwise requires or unless otherwise defined herein, capitalized terms used herein shall have the meanings assigned to them in the Purchase Agreement); and
     WHEREAS, Company has requested an extension of the maturity date and cancellation of $1,000,000 of the principal amount of the promissory note issued under the Purchase Agreement, as well as amendments to the Purchase Agreement as more particularly described in this Amendment; and

     WHEREAS, GE Capital has agreed such extension of maturity date and cancellation of indebtedness under the Purchase Agreement, and to amend the Purchase Agreement as more particularly described in this Amendment upon the condition, among others, that Company execute and deliver this Amendment in favor of GE Capital;

NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, and on the terms and subject to the conditions as hereinafter set forth, the parties hereto agree as follows: Section 24. AMENDMENTS TO THE PURCHASE AGREEMENT. Effective as of the Effective Date (as defined herein), the Purchase Agreement is amended as follows:

     24.1 By adding the  following  new  definition to Section 1 of the Purchase
Agreement:

     `"Reimbursement Agreement" shall mean that certain Reimbursement Agreement dated as of June 30, 2003 among Purchaser and Company and its Subsidiaries.'

     24.2 By amending and restating the following definition in Section 1:

     `"Senior Debt" shall mean all Indebtedness of Company and its Subsidiaries under the Reimbursement Agreement and the PNC Loan Agreement, as amended from time to time, and all refinancings thereof.'

     24.3 By deleting the reference in the last sentence of Section 2.1(a) to "$4,350,000" and substituting therefor, "$3,745,875".

     24.4 By deleting the reference in the last sentence of Section 2.1(a) to "October 31, 2004" and substituting therefor, "July 31, 2006".

     24.5 By adding a new paragraph (d) to the end of Section 2.4 as follows:

     "(d) Following the repayment in full of all Senior Debt, on July 31 and November 15 of each calendar year, Company shall prepay the Note in an amount outstanding equal to 70% of the Company's and its Subsidiaries' cash, cash equivalents and marketable securities balance on its balance sheet which, collectively, is in excess of $1,000,000 as of June 30 or October 15, as applicable, of that year."

     24.6 By deleting the reference in Section 2.6(a) to "12%" and substituting therefor, "8%".

     24.7 By adding the following to the end of Section 5.2(g):

     "Notwithstanding the foregoing, following repayment and satisfaction in full of the Series A Note and the Series B Notes (each as defined in the PNC Loan Agreement), Company may make regularly scheduled dividend payments in respect of the Series D Preferred Stock and the Series E Preferred Stock; provided that at the time of such payment no Default or Event of Default shall have occurred and be continuing or such payment would result in the occurrence of a Default or Event of Default."

     24.8 By amending and restating Section 5.1(h) of the Purchase Agreement as follows:

     "(h) (i) Fixed Charge Coverage Ratio. Company will maintain, as of the last day of each calendar quarter for the applicable period of measurement set forth below, a Fixed Charge Coverage Ratio of not less than the following for such period:

          PERIOD/CALENDAR QUARTER               FIXED CHARGE COVERAGE RATIO
--------------------------------------------- --------------------------------
    Quarter ending on September 30, 2003               1.20 to 1.00
   Six months ending on December 31, 2003              1.20 to 1.00
    Nine months ending on March 31, 2004               1.00 to 1.00
   Twelve months ending on June 30, 2004               1.20 to 1.00
 Twelve months ending on September 30, 2004            1.20 to 1.00
 Twelve months ending on December 31, 2004             1.20 to 1.00
   Twelve months ending on March 31, 2005              1.20 to 1.00
   Twelve months ending on June 30, 2005               1.20 to 1.00
 Twelve months ending on September 30, 2005            1.20 to 1.00
 Twelve months ending on December 30, 2005             1.20 to 1.00
 Twelve months ending as of the end of each            1.20 to 1.00
        calendar quarter thereafter

(ii) Minimum EBITDA. Company shall have, as of the last day of each calendar quarter for the applicable period of measurement set forth below EBITDA of not less than the following for such period:

          PERIOD/CALENDAR QUARTER                  MINIMUM EBITDA
--------------------------------------------- --------------------------
    Quarter ending on September 30, 2003             $1,275,000
   Six months ending on December 31, 2003            $2,500,000
    Nine months ending on March 31, 2004             $2,500,000
   Twelve months ending on June 30, 2004             $3,800,000
 Twelve months ending on September 30, 2004          $4,200,000
 Twelve months ending on December 31, 2004           $4,600,000
   Twelve months ending on March 31, 2005            $4,600,000
   Twelve months ending on June 30, 2005             $5,000,000
 Twelve months ending on September 30, 2005          $5,300,000
 Twelve months ending on December 30, 2005           $5,600,000
 Twelve months ending as of the end of each          $5,600,000
        calendar quarter thereafter

     (iii) Current Ratio. Company and its Subsidiaries on a consolidated basis shall maintain a Current Ratio of not less than (a) 1.00 to 1.00 as of the end of each calendar quarter ending March 31, commencing with the calendar quarter ending on March 31, 2004 and (b) 1.10 to 1.00 as of the end of each calendar quarter other than calendar quarters ending March 31, commencing with the calendar quarter ending September 30, 2003.

For purposes of each of the above financial covenants, the following terms shall have the following meanings:
(i) "Capital Expenditures" means, for any period, all payments for any fixed assets, or improvements or for replacements, substitutions or additions thereto, that have a useful life of more than one year and which are required to be capitalized under GAAP and which payments have been made from funds of Company other than funds borrowed by Company and its Subsidiaries.
(ii) "Current Assets" means, with respect to any Person, all current assets of such Person as of any date of determination calculated in accordance with GAAP, but excluding cash, cash equivalents and debts due from Affiliates.
(iii) "Current Liabilities" means, with respect to any Person, all liabilities that should, in accordance with GAAP, be classified as current liabilities, and in any event shall include all Indebtedness payable on demand or within one year from any date of determination without any option on the part of the obligor to extend or renew beyond such year, all accruals for federal or other taxes based on or measured by income and payable within such year, but excluding the current portion of long-term debt required to be paid within one year.
(iv) "Current Ratio" means, with respect to any Person as of any date of determination, the ratio of (a) Current Assets to (b) Current Liabilities.
(v) "Fixed Charges" shall mean, with respect to Company for any period, the aggregate of all consolidated interest expenses paid or accrued, plus Capital Expenditures, plus obligations with respect to capital leases, plus the Reimbursement Obligations, plus cash income taxes payable, plus amounts paid to preferred shareholders, plus fees and scheduled payments of principal with respect to Indebtedness, in all cases during such period by Company and its Subsidiaries.
(vi) "Fixed Charge Coverage Ratio" means, with respect to any Person for any period, the ratio of (a) EBITDA of such Person for such period to (b) the Fixed Charges of such Person for such period.
(vii) "EBITDA" means, for any period (a) net income (or the deficit if expenses and charges exceed revenues and proper income items) increased by (b) all amounts deducted therefrom (without duplication) in the calculation of net income on account of the sum of (x) interest expense, (y) provision for income taxes and (z) depreciation and amortization expense (including but not limited to legal fees and closing costs associated with this Amendment and with the registration rights in respect of all outstanding warrants), but excluding therefrom (c) all amounts included therein on account of extraordinary items of income and expense, as well as gains from the sale of assets outside the ordinary course of business."

     Section 25. CONSENT. GE Capital consents to the Fifth Amended Certificate of Designation of Cumulative Preferred Stock, Series D, of Thermoview Industries, Inc., and the Fourth Amended Certificate of Designation of Cumulative Preferred Stock, Series E, of Thermoview Industries, Inc., attached hereto as Annexes 1 and 2, respectively (the "Certificate Amendments"), it being understood and agreed that any provisions of the Purchase Agreement (including, without limitation, Section 5.2(g). thereof) shall not be deemed to be modified or amended or waived pursuant to this consent if the Certificate Amendments shall conflict with such provisions.

     Section 26. CONDITIONS PRECEDENT TO THE EFFECTIVENESS OF THIS AMENDMENT. This Amendment shall be effective as of June 30, 2003 (such date is referred to herein as the "Effective Date") upon full execution and delivery of the following, in each case in form and substance satisfactory to the Lenders:

     (a) this Amendment;

     (b) the Eleventh Amendment to the Loan Agreement, dated as of the date hereof, among Company and its Subsidiaries, Purchaser, as agent, and the lenders party thereto (the "Eleventh Amendment");

     (c) the Amended and Restated Series A Note, the Amended and Restated Series B Notes, the Amended and Restated Series C Note, each dated as of the date hereof, in each case issued by Company and its Subsidiaries;

     (d) the Amendment to Security Agreement, dated as of the date hereof, among Company and its Subsidiaries and the lenders party thereto;

     (e) the Amendment to Pledge Agreement dated as of the date hereof among the Borrowers and the Lenders party thereto;

     (f) the Reimbursement Agreement, dated as of the date hereof, among Company and its Subsidiaries and Purchaser;

     (g) Warrant No. W-6A dated as of the date hereof issued by Company and its Subsidiaries to GE Capital;

     (h) the consent included in the signature pages hereto of each of the Subsidiaries of Company party to the Guaranty and each of the lenders party to the Eleventh Amendment; and

     (i) the Certificate Amendments and the consents of the holders of the preferred stock of ThermoView to the Certificate Amendments.

     Section 27. EFFECT ON PURCHASE AGREEMENT.

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

     Section 28. GOVERNING LAW. THIS AMENDMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES.

     Section 29. SECTION TITLES. Section titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     Section 30.  COUNTERPARTS.  This Amendment may be executed in any number of
separate   counterparts,   each  of  which  shall  collectively  and  separately
constitute one agreement.

IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.


                                    THERMOVIEW INDUSTRIES, INC.



                                    By:
                                    --------------------------------------------
                                        Charles L. Smith, President


                                    GE CAPITAL EQUITY INVESTMENTS, INC.



                                    By:
                                    --------------------------------------------
                                        Duly Authorized signatory

                            CONSENT OF THE GUARANTORS

The Subsidiaries of Company hereby (i) acknowledge receipt of a copy of this Amendment and (ii) agree that the terms and provisions thereof shall not affect in any way the obligations and liabilities of such Subsidiaries under the Guaranty or any of the other Loan Documents, all of which obligations and liabilities shall remain in full force and effect and each of which are hereby reaffirmed.
                                    THERMOVIEW INDUSTRIES, INC.
                                    AMERICAN HOME DEVELOPERS CO., INC.
                                    FIVE STAR BUILDERS, INC.
                                    KEY HOME CREDIT, INC.
                                    KEY HOME MORTGAGE, INC.
                                    LEINGANG SIDING AND WINDOW, INC.
                                    PRIMAX WINDOW CO.
                                    PRECISION WINDOW MFG., INC.
                                    ROLOX, INC.
                                    TD WINDOWS, INC.
                                    THERMAL LINE WINDOWS, INC.
                                    THERMOVIEW OF MISSOURI, INC.
                                    THERMO-TILT WINDOW COMPANY
                                    THOMAS CONSTRUCTION, INC.
                                    THERMO-SHIELD OF AMERICA (ARIZONA), INC.
                                    THERMO-SHIELD OF AMERICA (MICHIGAN), INC.
                                    THERMO-SHIELD COMPANY, LLC
                                    THERMO-SHIELD OF AMERICA (WISCONSIN), LLC
                                    THERMOVIEW ADVERTISING GROUP, INC.



                                    By:  _________________________________
                                          Charles L. Smith, President

                               CONSENT OF LENDERS


GE CAPITAL EQUITY INVESTMENTS INC.


By: _____________________________
Name, Title


Rodney H. Thomas _________________________________

Charles L. Smith _________________________________

Robert L. Cox _________________________________

Robert L. Cox, ii _________________________________

Stephen A. Hoffmann _________________________________

Mitch M. Wexler _________________________________

Stephen TownzeN _________________________________

emerging business solutions, llc
By: _________________________________
Name:
Title:

Ronald l. Carmicle ________________________________

Raymond c. DaUenhauer _______________________________

j. Sherman Henderson, iii ___________________________

Bruce c. Merrick _________________________________

george t. Underhill, ii _____________________________

DANIEL F. DOOLEY ________________________________

                                                                 Exhibit 10.122

                             REIMBURSEMENT AGREEMENT

THIS REIMBURSEMENT AGREEMENT, dated as of June 30, 2003, is made by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView"), each of its subsidiaries party hereto (together with ThermoView, the "Borrowers"), and GE CAPITAL EQUITY INVESTMENTS, INC., a Delaware corporation (the "Indemnitor"). RECITALS

A. The Borrowers have posted, with Westchester Fire Insurance Company as a surety (the "Surety"), a Supersedeas Bond in the amount of $690,000 (the "Appeal Bond") in connection with the appeal in Thermoview Industries, Inc. v. Clemmens, Case No. 2003-CA-1043 (including any subsequent appeals).
B. The Indemnitor has agreed to indemnify the Surety for all losses and expenses in respect of the Appeal Bond. C. In consideration for the Indemnitor's agreement to indemnify the Surety in respect of the Appeal Bond, the Indemnitor has requested, and the Borrowers have agreed, to reimburse the Indemnitor for any payments made by the Indemnitor to the Surety in respect of the Appeal Bond. NOW, THEREFORE, in consideration of the foregoing and the undertakings herein set forth and intending to be legally bound, the Borrowers and the Indemnitor hereby agree as follows:

                                    ARTICLE 1

                  APPEAL BOND; INDEMNIFICATION; REIMBURSEMENT.

Section 1.01. Indemnification of Surety. Subject to the execution and delivery of this Agreement by the parties hereto and the satisfaction by the Borrowers of the requirements of this Agreement, the Indemnitor has agreed to indemnify the Surety with respect to any losses or expenses suffered by the Surety in connection with the Appeal Bond.

Section 1.02. Reimbursements.

|X| Principal. The Borrowers hereby unconditionally covenant and agree to reimburse and/or pay to the Indemnitor all amounts which the Indemnitor shall have paid to the Surety pursuant to any payments under the Appeal Bond on the day immediately following the date of any such payment (each, a "Repayment Date").

|X| Interest. The Borrowers hereby unconditionally covenant and agree to pay to the Indemnitor interest on any and all amounts owing to the Indemnitor and remaining unpaid by the Borrowers under clause (a) above, from and including the applicable Repayment Date, to but not including the date of payment in full thereof, at a rate of interest equal to 12% per annum. Amounts payable under this Section 1.02(b) shall be payable at any time and from time to time on demand of the Indemnitor.

|X| Renewal Fee. On May 31 of each year, if, on such date, the Appeal Bond shall continue to be posted and the Indemnitor shall continue to agree to indemnify the Surety with respect to the Appeal Bond, the Borrowers hereby unconditionally covenant and agree to pay to the Indemnitor a renewal fee in the amount of two and one-half percent (2-1/2%) of the face amount of the Appeal Bond then posted.

                                    ARTICLE 2

                      SECURITY INTERESTS; EVENT OF DEFAULT.

Section 2.01. Grant of Security Interest. To secure the obligations of the Borrowers to make payments pursuant to Section 1.01 hereof (collectively, the "Reimbursement Obligations"), the Borrowers hereby unconditionally covenant and agree to grant to the Indemnitor, as secured party, a security interest in and lien on all assets pursuant to that certain Security Agreement, dated as of August 31, 1998, as amended, among the Borrowers and the lenders party thereto.

Section 2.02. Establishment of Cash Account. On the first day of each calendar month, the Borrowers shall place cash in an account at Bankers Trust (Account No. 50-265-154) and in the Indemnitor's name (the "Cash Account") in an amount equal to at least (i) $50,000 for each month from (and including) July to December and (ii) $30,000 for each month from (and including) January to June; provided that, as of June 30, 2004, there shall be at least $600,000 available in the Cash Account; provided further that the Borrowers shall not have any further obligation to place cash in the Cash Account if funds in the Cash Account are more than the face amount of the Appeal Bond then posted. The Borrowers hereby grant to the Indemnitor a security interest in the Cash Account for the prompt and complete payment and performance when due of all the obligations to the Indemnitor under this Agreement, and the Indemnitor shall retain control (as defined in the Uniform Commercial Code) of all funds therein until satisfaction in full of the Borrowers' obligations under this Agreement. The Borrowers agree that any amounts held in the Cash Account may be applied against obligations of the Borrowers under this Agreement as the same shall become due and payable. Upon satisfaction in full of the obligations under this Agreement, any remaining amounts in the Cash Account will be used by the Borrowers to prepay the obligations under the terms of that certain Loan Agreement, dated as of August 31, 1998 (the "Loan Agreement"), as amended from time to time, among the Borrowers and the lenders party thereto, which prepayments shall be made in accordance with the terms of the Loan Agreement and the related notes.

Section 2.03. Default. The following shall be "Events of Default" for purposes of this Agreement: (i) failure by the Borrowers to pay any amount required to be paid pursuant to Article I of this Agreement within two business days of the date such amount becomes due and payable; (ii) failure of the Borrowers to pay any other amount payable under this Agreement (including deposits to the Cash Account in accordance with Section 2.02 within five business days of the date such amount becomes due and payable; and (iii) failure by the Borrowers to perform or comply with any other obligation under this Agreement which failure is not cured within 30 days of notice by the Indemnitor.

Section 2.04. Remedies. The Indemnitor may, if an Event of Default has occurred and is continuing, by written notice to the Borrowers: (i) declare the Borrowers' obligations hereunder to be, whereupon the same shall become, immediately due and payable; and (ii) exercise, or cause to be exercised, any and all such remedies as it may have under this Agreement or at law or in equity, it being understood and agreed that the Indemnitor shall exercise its remedies against the Cash Account prior to exercising remedies with respect to any other collateral of the Borrowers.

                                    ARTICLE 3

                                  MISCELLANEOUS

Notices. All notices and other communications provided for hereunder shall be sent in accordance with the notice provisions contained in that certain Securities Purchase Agreement, dated as of July 9, 1999, as amended, between Thermoview and the Indemnitor.

Section 3.01. Successors and Assigns. This Agreement shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors and assigns. No Borrower may assign its rights under this Agreement without the prior written consent of the Indemnitor. The Borrowers and the Indemnitor intend that no person other than the parties hereto and their successors and assigns as permitted hereunder shall have any claim or interest under this Agreement or right of action hereon or hereunder.

Section 3.02. Counterparts. The execution hereof by each party hereto shall constitute a contract between them for the uses and purposes herein set forth, and this Agreement may be executed in any number of counterparts, with each executed counterpart constituting an original and all counterparts together constituting one agreement.

Section 3.03. Amendments. This Agreement may be amended only by an instrument in writing executed and delivered by the Borrowers and the Indemnitor.

Section 3.04. Complete Agreement. Taken together with the other instruments and documents delivered in compliance herewith, this Agreement is a complete memorandum of the agreement of the Borrowers and the Indemnitor.

Section 3.05. Consent to Jurisdiction; Venue; Waiver of Jury Trial. The Borrowers hereby irrevocably (i) agree that any suit, action or other legal proceeding arising out of or relating to this Agreement may be brought in any federal or state court located in New York and consent to the non-exclusive jurisdiction of such court in any such suit, action or proceeding, (ii) to the extent allowed by law, waive any objection which they may have to the laying of venue of any such suit, action or proceeding in any such court and any claim that any such suit, action or proceeding has been brought in an inconvenient forum. The Borrowers agree that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by applicable law. THE PARTIES HERETO HEREBY WAIVE THE RIGHT TO TRIAL BY JURY IN ANY ACTION ARISING HEREUNDER OR UNDER THIS AGREEMENT.

Section 3.06. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York (without reference to its principles of conflicts of law.

Section 3.07. Further Assurances. The Borrowers will execute and deliver such further instruments and perform such further acts as may be requested by the Indemnitor from time to time to confirm the provisions of this Agreement and/or to confirm the priority and/or perfection of any lien, pledge, assignment or security interest created or intended to be created by this Agreement in any property, rights or interests of the Applicant. The Borrowers agrees to pay all reasonable costs of any such acts required to be taken by the Borrowers hereunder including without limitation the recording, filing and acknowledging of such documents in such public offices as the Indemnitor may require.

IN WITNESS WHEREOF, the Borrowers and the Indemnitor have caused this Reimbursement Agreement to be duly executed and delivered as of the date first noted above.
                                    GE CAPITAL EQUITY INVESTMENTS, INC.


                                    By:  _____________________________
                                        Name, Title

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


                                    By:  _________________________________
                                          Charles L. Smith, President

                                                                 Exhibit 10.123

                          AMENDMENT TO PLEDGE AGREEMENT

AMENDMENT TO PLEDGE AGREEMENT (this "Amendment"), dated as of June 30, 2003, by and among [i] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView" or "Grantor") having an address at 5611 Fern Valley Road, Louisville, Kentucky 40228, [ii] GE CAPITAL EQUITY INVESTMENTS, INC., a Delaware corporation ("GE Capital" or the "Series A Lender" or the "Series C Lender") and [iii] GE Capital as collateral agent, as applicable (in such capacity, the "Collateral Agent") and [iv] GE Capital as Purchaser under that certain Securities Purchase Agreement dated as of July 9, 1999 and [v] GE Capital as Indemnitor under that certain Reimbursement Agreement dated as June 30, 2003 and [vi] Rodney H. Thomas, Charles L. Smith, Robert L. Cox, Robert L. Cox, II, Stephen A. Hoffmann, Mitch M. Wexler, Stephen Townzen, Emerging Business Solutions, LLC, Ronald L. Carmicle, Raymond C. Dauenhauer, J. Sherman Henderson, III, Bruce C. Merrick, George T. Underhill, II and Daniel F. Dooley (each, a "Series B Lender" and collectively, the "Series B Lenders", and together with the Series A Lender and the Series C Lender, the "Lenders").

                              W I T N E S S E T H:

     A. The Grantor and the Lenders are party to that certain Pledge Agreement, dated as of August 31, 1998, as amended from time to time (the "Pledge Agreement"; capitalized terms used herein and not defined shall have the meanings assigned to them in the Security Agreement).

     B. GE Capital has requested, and the Grantors and Lenders have agreed to, amendments to the Pledge Agreement (as more particularly described in this Amendment) to secure the obligations of the Grantor to GE Capital as indemnitor under that certain Reimbursement Agreement (as defined below).

NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the parties hereto agree as follows: Section 1. AMENDMENT TO THE PLEDGE AGREEMENT. Effective as of the date hereof, the Pledge Agreement is amended as follows:

     1.1 Each reference to Bank, Lender or Secured Party thereunder shall be deemed to include a reference to GE Capital as the "Indemnitor" under the terms of the Reimbursement Agreement.

     1.2 Section 2 shall be amended by adding the to the end of the penultimate line thereof (immediately before the words "(collectively, the "Obligations")" the following; ", including, without limitation, the obligations of the Borrowers under that certain Reimbursement Agreement, dated as of the date hereof among the Borrowers and GE Capital Equity Investments, Inc. ("GE Capital")".

     1.3 The following paragraph shall be added as new paragraph 18:

     "23. Reimbursement Agreement. Notwithstanding anything to the contrary contained herein, GE Capital shall be entitled to exercise all of its rights and remedies with respect to the Collateral, including, without limitation, the Cash

Account (as defined in the Reimbursement Agreement), as a secured party with respect to the Reimbursement Agreement and the Reimbursement Obligations without the consent of the Lenders party hereto."

     Section 2. EFFECT ON PLEDGE AGREEMENT.

     (a) On and after the Effective Date, each reference in the Pledge Agreement to "this Agreement", "herein", "hereof", "hereunder" or words of similar import, shall mean and be a reference to such Security Agreement as amended hereby.

     (b) Except as specifically amended above in connection herewith, the Pledge Agreement shall remain in full force and effect and is hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Lenders under the Pledge Agreement or constitute a waiver of any provision of the Pledge Agreement.

     Section 3. GOVERNING LAW. THIS AMENDMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES.

     Section 4. SECTION TITLES. Section titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     Section 5.  COUNTERPARTS.  This  Amendment may be executed in any number of
separate   counterparts,   each  of  which  shall  collectively  and  separately
constitute one agreement.

IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.

GE CAPITAL EQUITY INVESTMENTS, INC., as Purchaser, Indemnitor, Series A Lender, Series C Lender and as Collateral Agent


By: _____________________________
Name, Title


SERIES B LENDERS:


Rodney H. Thomas _________________________________

Charles L. Smith _________________________________

ROBERT l. Cox _________________________________

ROBERT l. Cox, II _________________________________

Stephen a. Hoffmann _________________________________

Mitch m. Wexler _________________________________

StePHEN TownzeN _________________________________

eMERGING BUSINESS SOLUTIONS, LLC
By: _________________________________
Name:
Title:

RonALD L. Carmicle _________________________________

RayMOND C. DaUenhauer _______________________________

J. Sherman Henderson, III ___________________________

Bruce c. Merrick ________________________________

GEORGE T. Underhill, II _____________________________

DANIEL F. DOOLEY _________________________________


GRANTOR:

THERMOVIEW INDUSTRIES, INC.


By: _________________________________
Charles L. Smith, President

                                                                Exhibit 10.124

                         AMENDMENT TO SECURITY AGREEMENT

AMENDMENT TO SECURITY AGREEMENT (this "Amendment"), dated as of June 30, 2003, by and among [i] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView"), [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS, INC., a California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation ("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv]THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView
Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Grantor" and collectively, as the "Grantors") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228 and [xx] GE CAPITAL EQUITY INVESTMENTS, INC., a Delaware corporation ("GE Capital" or the "Series A Lender" or the "Series C Lender") and [xi] GE Capital as collateral agent, as applicable (in such capacity, the "Collateral Agent") and [xii] GE Capital as Purchaser under that certain Securities Purchase Agreement dated as of July 9, 1999 and [xiii] GE Capital as Indemnitor under that certain Reimbursement Agreement dated as June 30, 2003 and [xiv] Rodney H. Thomas, Charles L. Smith, Robert L. Cox, Robert L. Cox, II, Stephen A. Hoffmann, Mitch M. Wexler, Stephen Townzen, Emerging Business Solutions, LLC, Ronald L. Carmicle, Raymond C. Dauenhauer, J. Sherman Henderson, III, Bruce C. Merrick, George T. Underhill, II and Daniel F. Dooley (each, a "Series B Lender" and collectively, the "Series B Lenders", and together with the Series A Lender and the Series C Lender, the "Lenders"). -------

                              W I T N E S S E T H:

     A. The Grantors and the Lenders are party to that certain Security Agreement, dated as of August 31, 1998, as amended from time to time (the "Security Agreement"; capitalized terms used herein and not defined shall have the meanings assigned to them in the Security Agreement).

     B. GE Capital has requested, and the Grantors and Lenders have agreed to, amendments to the Security Agreement (as more particularly described in this Amendment) to secure the obligations of the Grantors to GE Capital as indemnitor under that certain Reimbursement Agreement (as defined below).

NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the parties hereto agree as follows: Section 6.
     AMENDMENT TO THE SECURITY AGREEMENT. Effective as of the date hereof, the Security Agreement is amended as follows:

     6.1 Each reference to Bank or Lender thereunder shall be deemed to include a reference to GE Capital as the "Indemnitor" under the terms of the Reimbursement Agreement.

     6.2 The following new definitions shall be added to Section 1:

     `"Reimbursement Agreement" shall mean that certain Reimbursement Agreement dated as of the date hereof among the Grantors and GE Capital Equity Investments, Inc.'

     `"Reimbursement Obligations" shall mean the obligations of the Grantors under the Reimbursement Agreement.'

     6.3 The definition of "Loan Agreement" shall be amended by adding the words "and the Reimbursement Agreement" to the end thereof.

     6.4 The definition of "Obligations" shall be amended by adding the words ", including, without limitation, the Reimbursement Obligations" to the end thereof.

     6.5 The following paragraph shall be added as new paragraph 23:

     "23. Reimbursement Agreement. Notwithstanding anything to the contrary contained herein, GE Capital shall be entitled to exercise all of its rights and remedies with respect to the Collateral, including, without limitation, the Cash Account (as defined in the Reimbursement Agreement) as a secured party with respect to the Reimbursement Agreement and the Reimbursement Obligations without the consent of the Lenders party hereto."

     Section 7. EFFECT ON SECURITY AGREEMENT.

     (a) On and after the Effective Date, each reference in the Security Agreement to "this Agreement", "herein", "hereof", "hereunder" or words of similar import, shall mean and be a reference to such Security Agreement as amended hereby.

     (b) Except as specifically amended above in connection herewith, the Security Agreement shall remain in full force and effect and is hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Lenders under the Security Agreement or constitute a waiver of any provision of the Security Agreement.

     Section 8. GOVERNING LAW. THIS AMENDMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES.

     Section 9. SECTION TITLES. Section titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     Section 10.  COUNTERPARTS.  This Amendment may be executed in any number of
separate   counterparts,   each  of  which  shall  collectively  and  separately
constitute one agreement.

IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.


GE CAPITAL EQUITY INVESTMENTS, INC., as Purchaser, Indemnitor, Series A Lender, Series C Lender and as Collateral Agent


By: _____________________________
Name, Title


SERIES B LENDERS:


Rodney H. Thomas _________________________________

Charles L. Smith _________________________________

ROBERT l. Cox _________________________________

ROBERT l. Cox, II _________________________________

Stephen a. Hoffmann _________________________________

Mitch m. Wexler _________________________________

StePHEN TownzeN _________________________________

eMERGING BUSINESS SOLUTIONS, LLC
By: _________________________________
Name:
Title:

RonALD L. Carmicle _________________________________

RayMOND C. DaUenhauer _______________________________

J. Sherman Henderson, III ___________________________

Bruce c. Merrick ________________________________

GEORGE T. Underhill, II _____________________________

DANIEL F. DOOLEY ________________________________


GRANTORS:

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



By: _________________________________
Charles L. Smith, President

                                                                 Exhibit 10.125

                   CONSENT TO AMENDMENT AND PARTIAL REDEMPTION

     THIS CONSENT TO AMENDMENT is made and entered into as of the 27th day of June, 2003, with an effective date of March 31, 2003, by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") and ____________________ ("Holder").

                             PRELIMINARY STATEMENTS

     ThermoView has previously issued, or will cause to be issued, to Holder shares of ThermoView 12% Cumulative Series D Preferred Stock with a stated value of $5.00 (the "Preferred Stock"). The Holder has previously provided to ThermoView an oral agreement to: a) provide a written consent to ThermoView to cause the filing with the Delaware Secretary of State of an amendment to the Certificate of Designation of the Preferred Stock, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate"); and b) provide a written consent for the partial redemption of 200,000 shares of Series D preferred stock.

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

     2. Consent to Partial Redemption. Holder consents to the partial redemption of the collective sum of 200,000 shares of the Series D preferred stock held by DART Investors, L.P. No. 2 and Charles L. Smith.

     3. Miscellaneous.

     (a) Entire Agreement. This Consent to Amendment embodies the entire agreement and understanding between the parties hereto with respect to the payment of Preferred Stock dividends and supersedes all prior oral or written agreements and understandings relating to same. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Consent to Amendment shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Consent to Amendment.

     (b) Modifications and Amendments. The terms and provisions of this Consent to Amendment may be modified or amended only by written agreement executed by all parties hereto.

     (c) Benefit. This Consent to Amendment shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Consent to Amendment shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Consent to Amendment.

     (d) Governing Law. This Consent to Amendment and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

     (e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Consent to Amendment shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Consent to Amendment shall nevertheless remain in full force and effect.

     (f) Headings and Captions. The headings and captions of the various subdivisions of this Consent to Amendment are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

     (g) Counterparts. This Consent to Amendment may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, ThermoView has caused this Consent to Amendment to be executed by its duly authorized officer and Holder has executed this Consent to Amendment all as of the date first above written.

                                   THERMOVIEW INDUSTRIES, INC.


                                   By:
                                   ---------------------------------------------

                                   Title:
                                   ---------------------------------------------


                                   ---------------------------------------------
                                   Holder

                    FIFTH AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES D
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, by special meeting held on June 2, 2003, duly approved and adopted the following amendment and restatement to the Certificate of Designation of 12% Series D Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series D Cumulative Preferred Stock:

     A. The Certificate of Designation of Cumulative Preferred Stock, Series D of ThermoView Industries, Inc. is hereby restated in its entirety with the following:

     Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware (the "DGCL"), the Board of Directors of ThermoView Industries, Inc., a Delaware corporation (the "Company"), hereby unanimously consents to, adopts and ratifies the following resolution:

     RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Company by the provisions of Section 4.2 of Article IV of the Restated Certificate of Incorporation of the Company (the "Restated Certificate of Incorporation"), and Section 151(g) of the DGCL, such Board of Directors hereby creates, from the 5,000,000 authorized shares of Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company authorized to be issued pursuant to the Restated Certificate of Incorporation, a series of Preferred Stock, and hereby fixes by this certificate of designation (this "Certificate of Designation") the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of the shares of such series as follows

          The series of Preferred Stock hereby established shall consist of 2,000,000 shares designated as "8% Cumulative Series D Preferred Stock" (hereinafter called the "Series D Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:

                     8% CUMULATIVE SERIES D PREFERRED STOCK

     (1) Ranking.

     The Series D Preferred Stock will, with respect to payment of dividends and amounts upon liquidation, dissolution or winding up, rank (i) senior to the Common Stock of the Company, $.001 par value (the "Common Stock") and to shares of all other series of Preferred Stock issued by the Company the terms of which specifically provide that the capital stock of such series rank junior to such Series D Preferred Stock with respect to dividend rights or distributions upon dissolution of the Company ("Junior Stock"); (ii) on a parity with (a) all of the shares of the Company's 8% Cumulative Series E Preferred Stock, and (b) the shares of all capital stock issued by the Company whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof shall be different from those of the Series D Preferred Stock, if the holders of stock of such class or series shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority of one over the other as between the holders of such stock and the holders of shares of Series D Preferred Stock (collectively (a) and (b) being "Parity Stock"); and
(iii) junior to all capital stock issued by the Company the terms of which specifically provide that the shares rank senior to the Series D Preferred Stock with respect to dividends and distributions upon dissolution of the Company ("Senior Stock").

     (2) Dividends.

     (a) Holders of shares of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative cash dividends at the rate per annum of $0.40 per share of Series D Preferred Stock, with the exception of those dividends which accrue from the period commencing October 1, 2001 and ending on the earlier date of (i) the date on which the Company has fully satisfied that certain Amended and Restated Series A Promissory Note dated June 30, 2003 in the principal amount of $2,128,571.43, including any extensions, amendments or replacements thereof, and, collectively, those certain Amended and Restated Series B Promissory Notes dated June 30, 2003 issued by the Company to Series B lenders in the collective amount of $1,596,428.57, including any extensions, amendments or replacements thereof; or, (ii) March 31, 2006, which dividends shall be paid by the issuance of an equivalent amount of Series D Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending March 31, 2006. Dividends on the Series D Preferred Stock will begin to accrue commencing October 1, 2001 and will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing July 31, 2006, representing dividends due for the quarter ending June 30, 2006 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Accrued dividends earn interest to the fullest extent allowed by applicable law. Dividends payable on the Series D Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series D Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

     (b) Except as provided in the next sentence and for payment of dividends on Series E Preferred Stock, no dividend will be declared or paid on any Parity Stock unless full cumulative dividends have been declared and paid or are contemporaneously declared and funds sufficient for payment set aside on the Series D Preferred Stock for all prior dividend periods. If accrued dividends on the Series D Preferred Stock for all prior periods have not been paid in full, then any dividends declared on the Series D Preferred Stock for any dividend period and on any Parity Stock will be declared ratably in proportion to accumulated and unpaid dividends on the Series D Preferred Stock and such Parity Stock.

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


     (3A.) Mandatory Redemption

     (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available, twenty percent (20%) of all shares of Series D Preferred Stock and Parity Stock, on an annual basis commencing August 31, 2006, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

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

     (i) Unless the Company fails to pay in full the Redemption Price, dividends on the Series D Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series D Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series D Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series D Preferred Stock and Parity Stock above twelve percent (12%) per annum.

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

     (5) Voting Rights. Except as may be required by applicable law from time to time, the holders of shares of Series D Preferred Stock will have no voting rights.

     (6) Sinking Fund. The Series D Preferred Stock shall not be entitled to any mandatory redemption or prepayment (except on liquidation, dissolution or winding up of the affairs of the Company) or to the benefit of any sinking fund.


IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this 30th day of June 2003.



                                        ------------------------------------
                                        Name:  Charles L. Smith
                                        Title:    President

                                                                 Exhibit 10.126

                              CONSENT TO AMENDMENT

     THIS CONSENT TO AMENDMENT is made and entered into as of the 27th day of June, 2003, with an effective date of March 31, 2003, by and between THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") and ____________________ ("Holder").

                             PRELIMINARY STATEMENTS

     ThermoView has previously issued, or will cause to be issued, to Holder shares of ThermoView 12% Cumulative Series E Preferred Stock with a stated value of $5.00 (the "Preferred Stock"). The Holder has previously provided to ThermoView an oral agreement to provide a written consent to ThermoView to cause the filing with the Delaware Secretary of State of an amendment to the Certificate of Designation of the Preferred Stock, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

     NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     4.  Consent  to  Amendment.   Holder  consents  to  the  amendment  to  the
Certificate of Designation of the Preferred Stock, attached hereto as Exhibit A and incorporated herein by reference (the "Certificate").

     5. Miscellaneous.

     (a) Entire Agreement. This Consent to Amendment embodies the entire agreement and understanding between the parties hereto with respect to the payment of Preferred Stock dividends and supersedes all prior oral or written agreements and understandings relating to same. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Consent to Amendment shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Consent to Amendment.

     (b) Modifications and Amendments. The terms and provisions of this Consent to Amendment may be modified or amended only by written agreement executed by all parties hereto.

     (c) Benefit. This Consent to Amendment shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Consent to Amendment shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Consent to Amendment.

     (d) Governing Law. This Consent to Amendment and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

     (e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Consent to Amendment shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Consent to Amendment shall nevertheless remain in full force and effect.

     (f) Headings and Captions. The headings and captions of the various subdivisions of this Consent to Amendment are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

     (g) Counterparts. This Consent to Amendment may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, ThermoView has caused this Consent to Amendment to be executed by its duly authorized officer and Holder has executed this Consent to Amendment all as of the date first above written.

                                   THERMOVIEW INDUSTRIES, INC.


                                   By:
                                   ---------------------------------------------

                                   Title:
                                   ---------------------------------------------


                                   ---------------------------------------------
                                   Holder

                    FOURTH AMENDED CERTIFICATE OF DESIGNATION
                                       OF
                      CUMULATIVE PREFERRED STOCK, SERIES E
                                       OF
                           THERMOVIEW INDUSTRIES, INC.

                 -----------------------------------------------
                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware
                 -----------------------------------------------

     ThermoView Industries, Inc., a Delaware corporation (the "Company") certifies that pursuant to the authority contained in Section 4.2 of Article IV of its Restated Certificate of Incorporation, as amended, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Company, at a special meeting held on June 2, 2003, duly approved and adopted the following amendment and restatement to the Certificate of Designation of 12% Series E Cumulative Preferred Stock (the "Certificate of Designation") and with the written consent of all existing holders of the 12% Series E Cumulative Preferred Stock:

     A. The Certificate of Designation of Cumulative Preferred Stock, Series E of ThermoView Industries, Inc., is hereby restated in its entirety with the following:

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

          The series of Preferred Stock hereby established shall consist of 500,000 shares designated as "8% Cumulative Series E Preferred Stock" (hereinafter called the "Series E Preferred Stock"), which shall have a stated value of $5.00 per share. The relative rights, preferences and limitations of such series shall be as follows:

                     8% CUMULATIVE SERIES E PREFERRED STOCK

     (1) Ranking.

     The Series E Preferred Stock will, with respect to payment of dividends and amounts upon liquidation, dissolution or winding up, rank (i) senior to the Common Stock of the Company, $.001 par value (the "Common Stock") and to shares of all other series of Preferred Stock issued by the Company the terms of which specifically provide that the capital stock of such series rank junior to such Series E Preferred Stock with respect to dividend rights or distributions upon dissolution of the Company ("Junior Stock"); (ii) on a parity with (a) all of the shares of the Company's 8% Cumulative Series D Preferred Stock, and (b) the shares of all capital stock issued by the Company whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof shall be different from those of the Series E Preferred Stock, if the holders of stock of such class or series shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority of one over the other as between the holders of such stock and the holders of shares of Series E Preferred Stock (collectively (a) and (b) being "Parity Stock"); and
(iii) junior to all capital stock issued by the Company the terms of which specifically provide that the shares rank senior to the Series E Preferred Stock with respect to dividends and distributions upon dissolution of the Company ("Senior Stock").

     (2) Dividends.

     (a) Holders of shares of Series E Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds of the Company legally available for payment, subject to the prior and superior rights of Senior Stock, but pari passu with Parity Stock, and in preference to Junior Stock, cumulative dividends at the rate per annum of $.40 per share of Series E Preferred Stock. Dividends on the Series E Preferred Stock will be payable quarterly in arrears on the last calendar day of April, July, October and January of each year, commencing on the earlier of (i) the date on which the Company has fully satisfied that certain Amended and Restated Series A Promissory Note dated June 30, 2003 in the principal amount of $2,128,571.43, including any extensions, amendments or replacements thereof, and, collectively, those certain Amended and Restated Series B Promissory Notes dated June 30, 2003 issued by the Company to Series B lenders in the collective amount of $1,596,428.57, including any extensions, amendments or replacements thereof; or, July 31, 2006, representing dividends due for the quarter ending June 30, 2006 (and in the case of any accumulated and unpaid dividends not paid on the corresponding dividend payment date, at such additional times and for such interim periods, if any, as determined by the Board of Directors). Dividends will accrue from the effective date of the earlier of: 1) the original issuance of the Series E Preferred Stock, or 2) the original issuance of ThermoView Cumulative Series D Preferred Stock that is cancelled and replaced with Series E Preferred Stock. Dividends which accrue from the period beginning from the earlier of either the date of original issuance of Series E Preferred Stock, or the original issuance date of ThermoView Cumulative Series D preferred stock that is cancelled and replaced with Series E preferred Stock, of the Series E Preferred Stock and ending on the earlier of (i) the date on which the Company has fully satisfied that certain Amended and Restated Series A Promissory Note dated June 30, 2003 in the principal amount of $2,128,571.43, including any extensions, amendments or replacements thereof, and, collectively, those certain Amended and Restated Series B Promissory Notes dated June 30, 2003 issued by the Company to Series B lenders in the collective amount of $1,596,428.57, including any extensions, amendments or replacements thereof; or, (ii)March 31, 2006 shall be paid by the issuance of an equivalent amount of Series E Preferred Stock. Provided, however, that in the event that funds are legally available for payment, and the Company, following distribution of such cash dividends, shall remain in compliance with sections 4.I.[1] and 4.I.[2] of that certain Eighth Amendment to Loan Agreement dated March 22, 2001, by and between GE Capital Equity Investments, Inc., et al. and the Company, the Company shall pay cash dividends from the period commencing January 1, 2003 and ending March 31, 2006. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends will be cumulative from such date, whether or not in any dividend period or periods there shall be funds of the Company legally available for the payment of such dividends. Accrued dividends earn interest to the fullest extent allowed by applicable law. Each such dividend will be payable to holders of record as they appear on the stock records of the Company at the close of business on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company. Dividends payable on the Series E Preferred Stock for any period greater or less than a full dividend period will be computed on the basis of actual days. Dividends payable on the Series E Preferred Stock for each full dividend period will be computed by dividing the annual dividend rate by four.

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

     (3A.) Mandatory Redemption

     (a) The Company will, at the redemption price equal to the sum of $5.00 per share, redeem from any source of funds legally available, twenty percent (20%) of all shares of Series E Preferred Stock and Parity Stock, on an annual basis commencing August 31, 2006, and continuing on an annual basis until such time that all shares have been redeemed pursuant to the Certificate of Designation or by agreement of the Holders of such shares.

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

     (h) Unless the Company fails to pay in full the Redemption Price, dividends on the Series E Preferred Stock called for redemption will cease to accumulate on the Redemption Date, and all rights of the holders of the shares redeemed will cease to have any further rights with respect to the shares on the Redemption Date, other than to receive the Redemption Price. Upon the failure to pay, as described in the immediately preceding sentence, the dividend rate for such portion of unredeemed Series E Preferred Stock shall increase by two percent (2%) on an annual basis until such time that the portion of the Series E Preferred Stock and Parity Stock for which a failure to pay has occurred is redeemed. In no event shall the applicable dividend rate pursuant to this provision increase the rate of dividend payable on the outstanding Series E Preferred Stock and Parity Stock above twelve percent (12%) per annum.

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



IN WITNESS WHEREOF ThermoView Industries, Inc. has caused this Certificate to be signed by its President on this 30th day of June 2003.



                                        ------------------------------------
                                        Name:  Charles L. Smith
                                        Title:    President

                                                                 Exhibit 10.127

                  AMENDED AND RESTATED SERIES A PROMISSORY NOTE
$2,128,571.43                                                 New York, New York
                                                                   June 30, 2003

FOR VALUE RECEIVED, the undersigned FOR VALUE RECEIVED, the undersigned [i] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView"), [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS, INC., a California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation
("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv] THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView
Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Borrower" and collectively as the "Borrowers") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228, hereby promises and agrees to pay to the order of GE Capital Equity Investments, Inc., a Delaware corporation (the "Series A Lender"), having an address of 120 Long Ridge Road, Stamford, Connecticut 06927, the aggregate principal sum of TWO MILLION ONE HUNDRED TWENTY-EIGHT THOUSAND FIVE HUNDRED SEVENTY-ONE AND 43/100 DOLLARS ($2,128,571.43), or so much thereof as may be advanced hereunder, together with interest thereon as hereinafter provided, in lawful money of the United States of America, in the manner set forth herein, on or before the Loan Expiration Date as that term is defined in the Loan Agreement (as hereinafter defined).

     1. Other Loan Documents. This Series A Note is issued in connection with a Loan Agreement dated August 31, 1998, as amended, to which the Borrowers, the Series A Lender, the Series B Lenders and the Series C Lender (as defined therein) are parties, (the "Loan Agreement") the terms of which are incorporated herein by reference and other documents executed and delivered in connection therewith (the "Loan Documents"; terms not otherwise defined herein are used herein as therein defined in the Loan Documents), and is secured by the property described in the Loan Documents and by such other collateral as previously may have been or may in the future be granted to the Series A Lender (or the Collateral Agent for the Lenders) to secure this Series A Note.

     2. Rate of Interest. This Series A Note will bear interest at a rate per annum (computed on the basis of a year of 360 days and the actual number of days elapsed) equal to eight percent (8%).

     3. Payment Terms. Principal of this Series A Note shall be paid in monthly payments of $58,978.28 and shall be payable on the last day of each calendar month commencing on July 31, 2004. The balance of the principal shall be paid in a single payment on the Loan Expiration Date.

     Interest on this Series A Note shall be payable on the last day of each calendar month and on any and each date that the principal of this Series A Note is paid in full, and on the Loan Expiration Date.

If any payment under this Series A Note shall become due on a Saturday, Sunday or public holiday under the laws of the State where the Series A Lender's office indicated above is located, such payment shall be made on the next succeeding Business Day and such extension of time shall be included in computing interest in connection with such payment. The Borrowers hereby authorize the Series A Lender to charge any Borrower's deposit account at the Series A Lender for any payment when due hereunder. Payments received will be applied to charges, fees and expenses (including attorneys' fees), accrued interest and principal in any order the Series A Lender may choose, in its sole discretion. "Business Day" shall mean any day other than a Saturday or Sunday or a legal holiday on which banks are authorized or required to be closed for business in New York, New York.

     4. Late Payments; Default Rate. If the Borrowers fail to make any payment of principal, interest or other amount coming due pursuant to the provisions of this Series A Note within ten (10) calendar days of the date due and payable, the Borrowers also shall pay to the Series A Lender a late charge equal to the lesser of two percent (2%) of the amount of such payment or $25.00. Such ten day period shall not be construed in any way to extend the due date of any such payment. The late charge is imposed for the purpose of defraying the Series A Lender's expenses incident to the handling of delinquent payments and is in addition to, and not in lieu of, the exercise by the Series A Lender of any rights and remedies hereunder, under the other Loan Documents or under applicable laws, and any fees and expenses of any agents or attorneys which the Series A Lender may employ. Upon maturity, whether by acceleration, demand or otherwise, and at the option of the Series A Lender upon the occurrence of any Event of Default (as hereinafter defined) and during the continuance thereof, this Series A Note shall bear interest at a rate per annum (based on a year of 360 days and actual days elapsed) which shall be two percentage points (2%) in excess of the interest rate in effect from time to time under this Series A Note but not more than the maximum rate allowed by law (the "Default Rate"). The Default Rate shall continue to apply whether or not judgment shall be entered on this Series A Note.

     5. Prepayment. Principal of this Series A Note may be repaid or prepaid in whole or in part without penalty or premium at any time, but only in the amount of $10,000.00, or integral multiples thereof, or an amount equal to the entire unpaid principal balance of this Series A Note, and only provided Borrowers have given to the Series A Lender not less than three (3) Business Days prior written notice of such prepayment. On July 31 and November 15 of each calendar year, the Borrowers shall prepay this Series A Note in an amount outstanding equal to 100% of the Borrowers' cash, cash equivalents and marketable securities balance on its balance sheet which, collectively, is in excess of $1,000,000 as of June 30 or October 15, as applicable, of that year. Upon termination of that certain Reimbursement Agreement, dated as of June 30, 2003, among GE Capital Equity

Investments,   Inc.  and  the  Borrowers  (the  "Reimbursement  Agreement")  and
fulfillment by the Borrowers of all of their obligations thereunder, any remaining balance in the Cash Account (as defined in the Reimbursement Agreement) shall be used to prepay this Series A Note. Subject to the provisions of Section 8 hereof, any prepayment of this Series A Note and any prepayments in respect of the second and third sentences of this Section 5 shall be applied in the following order: (i) then due and payable fees and expenses; (ii) then due and payable interest and principal payments on the Reimbursement Obligations;
(iii) then due and payable interest payments on the Series A Note, the Series B Notes and the Series C Note on a pro rata basis; (iv) principal payments on the Series A Note and the Series B Notes on a pro rata basis; and (v) principal payments on the Series C Note. Any repayments or optional prepayments of this Series A Note at maturity, including in connection with a sale or merger of any Borrower or a sale of all or substantially all of the assets of any Borrower, shall be applied in the following order: (i) then due and payable fees and expenses; (ii) then due and payable interest and principal payments on the Reimbursement Obligations; (iii) then due and payable interest payments on the Series A Note, the Series B Notes and the Series C Note on a pro rata basis;
(iv) principal payments on the Series A Note; iv) principal payments on the Series B Notes; and (vi) principal payments on the Series C Note.

     6. Events of Default. The occurrence of any of the following events will be deemed to be an "Event of Default" under this Series A Note: (i) the nonpayment of any principal, interest or other indebtedness under this Series A Note or the Loan Agreement when due; (ii) the occurrence of any event of default or default and the lapse of any notice or cure period under any Loan Document, including but not limited to the Series B Notes and the Series C Note, or any other debt, liability or obligation to the Series A Lender of any Obligor; (iii) the filing by or against any Obligor of any proceeding in bankruptcy, receivership, insolvency, reorganization, liquidation, conservatorship or similar proceeding (and, in the case of any such proceeding instituted against any Obligor, such proceeding is not dismissed or stayed within 30 days of the commencement thereof); (iv) any assignment by any Obligor for the benefit of creditors, or any levy, garnishment attachment or similar proceeding is instituted against any property or any Obligor held by or deposited with the Series A Lender; (v) a default with respect to any other indebtedness of any Obligor for borrowed money, if the effect of such default is to cause or permit the acceleration of such debt; (vi) the commencement of any foreclosure or forfeiture proceeding, execution or attachment against any collateral securing the obligations of any Obligor to the Series A, B or C Lenders; (vii) the entry of a final judgment against any Obligor in excess of $100,000, which judgment has not been stayed, discharged or appealed within ten (10) Business Days of the date of entry thereof, (viii) the Borrower ceases doing business as a going concern; (ix) the revocation or attempted revocation, in whole or in part, of any guarantee for the benefit of the Series A Lender by any Guarantor; (x) any representation or warranty made by any Obligor to the Series A Lender in any Loan Document, or any other documents now or in the future securing the obligations of any Obligor to the Series A Lender, is false, erroneous or misleading in any material respect;

(xi) the failure by Thermoview to perform or observe the financial covenant contained in Section 4.I of the Loan Agreement; or (xii) the occurrence of any Event of Default (as defined in any Loan Documents or any other documents now or in the future securing the obligations of any Obligor to the Series A, B or C Lenders) or any default under any of the Loan Documents or such other documents that does not have a defined set of "Events of Default" and the lapse of any notice or cure period provided in the Loan Documents or such other documents with respect to such default. As used herein, the term "Obligor" means any Borrower and any Guarantor, and the term "Guarantor" means any guarantor of the obligations of any Borrower to the Series A Lender existing on the date of this Series A Note or arising in the future.

Upon the occurrence and during the continuance of an Event of Default: (a) if an Event of Default specified in clauses (iii) or (iv) above shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder shall be immediately due and payable without demand or notice of any kind; (b) if an Event of Default specified in clauses (i), (vii) or (xi) above, or Section 6.E. or 6.F. of the Loan Agreement, or an Event of Default resulting from a breach of Section 5.G. of the Loan Agreement, shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder, at the option of the Requisite A Lenders or, if the Series A Note shall no longer be outstanding, the Requisite Lenders, and without demand or notice of any kind, may be accelerated and become immediately due and payable;(c) if an Event of Default specified in clause (v) shall occur in connection with the obligations under that certain Securities Purchase Agreement, dated as of July 8, 1999, between the Series A Lender and Thermoview, as amended from time to time, shall be accelerated as a result of a default thereunder pursuant to Sections 5.1(h) or 7.1(a) thereof, at the option of the Requisite A Lenders or, if the Series A Note shall no longer be outstanding, the Requisite C Lender, and without demand or notice of any kind, may be accelerated and become immediately due and payable; (d) if any other Event of Default shall occur and the same shall continue unremedied for a period of 30 days thereafter, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder, at the option of the Requisite Lenders and without demand or notice of any kind, may be accelerated and become immediately due and payable; (e) at the option of the Requisite Lenders will bear interest at the Default Rate from the date of the occurrence of the Event of Default; and (f) the Series A Lender may exercise from time to time any of the rights and remedies available to the Series A Lender under the Loan Documents or under applicable law.

     7. Right of Setoff. In addition to all liens upon and rights of setoff against the money, securities or other property of each Borrower given to the Series A Lender by law, the Series A Lender shall have, with respect to any Borrower's obligations to the Series A Lender under this Series A Note and to the extent permitted by law, a contractual possessory security interest in and a contractual right of setoff against, and each Borrower hereby assigns, conveys, delivers, pledges and transfers to the Series A Lender all of each Borrower's right, title and interest in and to, all deposits, moneys, securities and other property of such Borrower now or hereafter in the possession of or on deposit with, or in transit to, the Series A Lender whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding, however, all IRA, Keogh, employee withholding accounts, and trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to any Borrower. Every such right of setoff shall be deemed to have been exercised immediately upon the occurrence of an Event of Default hereunder without any action of the Series A Lender, although the Series A Lender may enter such setoff on its books and records at a later time.

     8. Subordination, Priority and Payment Over Of Proceeds In Certain Events.

     (a) The Borrowers and the Lenders and any other holder of a Note (the Lenders and such holders being hereinafter referred to collectively as "Holders") covenant and agree that all payments of the principal of and interest in respect of the Series A Note, Series B Notes and the Series C Note shall be subordinated in accordance with the provisions of this Section 8 to the prior payment in full of the Senior Debt. For purposes of this Section 8, (x) the term "Senior Debt" shall mean, (i) with respect to the Series A Note, the Reimbursement Obligations, (ii) with respect to the Series B Notes, the Reimbursement Obligations and the Series A Note, and (ii) with respect to the Series C Note, the Reimbursement Obligations, the Series A Note and the Series B Notes, and each of clauses (i), (ii) and (iii) above shall include principal of and premium, if any, and interest (including interest accruing at the rate provided for hereunder after the commencement of any proceedings of the type referred to in clause (b) hereof, whether or not an allowed claim in such proceeding) on all loans and other extensions of credit under, and all expenses, fees, reimbursements, indemnities and other amounts owing pursuant to the Senior Debt, to the extent permitted to be incurred pursuant to the Loan Documents , and (y) the term "Subordinated Debt" shall mean, (i) with respect to the Reimbursement Obligations, the Series A Note, the Series B Notes and the Series C Note, (ii) with respect to the Series A Note, the Series B Notes and the Series C Note and (iii) with respect to the Series B Notes, the Series C Note. The Borrowers and the Lenders further covenant and agree that all payments in respect of this Series A Note shall be subordinated in accordance with the provisions of this Section 8.

     (b) Upon payment or distribution of assets or securities of the Borrowers of any kind or character, whether in cash, property or securities, upon any dissolution or winding up or total or partial liquidation or reorganization of the Borrowers, whether voluntary or involuntary, or in bankruptcy, insolvency, receivership or other proceedings or upon an assignment for the benefit of creditors or any other marshalling of the assets and liabilities of the Borrowers, the Senior Debt shall first be paid in full in cash, or payment provided for in cash or cash equivalents in a manner satisfactory to the Holder thereof, before any direct or indirect payments or distributions, including, without limitation, by exercise of set-off, of any cash, property or securities on account of principal of (or premium, if any) or interest on the Subordinated Debt, and to that end the Senior Debt Holder shall be entitled to receive directly, for application to the payment thereof (to the extent necessary to pay the Senior Debt in full after giving effect to any substantially concurrent payment or distribution to or provision for payment to the Senior Debt Holder in respect of the Senior Debt), any payment or distribution of any kind or character, whether in cash, property or securities, in respect of the Subordinated Debt.

     (c) No direct or indirect payment by or on behalf of the Borrowers of principal of (premium, if any), or interest on, the Subordinated Debt, whether pursuant to the terms of Subordinated Debt, upon acceleration or otherwise, shall be made if at the time of such payment there exists (i) a default in the payment of all or any portion of principal of (premium, if any), interest on, fees or other amounts owing in connection with any Senior Debt or (ii) any default other than a default described in clause (i) above under any document or instrument governing or evidencing any Senior Debt, and, in either case, such default shall not have been cured or waived in writing.

     9. Rights and Obligations of Holders.

     (a) In the event that, notwithstanding anything contained in Section 8 prohibiting such payment or distribution, the Holders shall have received any payment on account of the Subordinated Debt at a time when such payment is prohibited by such provision before the Senior Debt is paid in full, then and in such event, such payment or distribution shall be received and held in trust by the Holders apart from their other assets and paid over or delivered to the holders of the Senior Debt remaining unpaid to the extent necessary to pay in full in cash the principal of (premium, if any), and interest on, such Senior Debt in accordance with its terms and after giving effect to any concurrent payment or distribution to the holders of such Senior Debt.

     (b) Nothing contained in this Section 9 will limit the right of the Holders of Subordinated Debt to take any action to accelerate the maturity of the Subordinated Debt pursuant to Section 6 hereof, provided, however, that all Senior Debt then due or thereafter declared to be due shall first be paid in full before the Holders are entitled to receive any payment from any Borrowers of principal of, or interest on, the Note.

     (c) Upon any payment or distribution of assets or securities referred to in this Section 9, the Holders shall be entitled to rely upon any order or decree of a court of competent jurisdiction in which such dissolution, winding up, liquidation or reorganization proceedings are pending, and upon a certificate of the receiver, trustee in bankruptcy, liquidating trustee, agent or other person making any such payment or distribution, delivered to the Holders for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of Senior Debt and other Indebtedness of the Borrower, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Section 9.

     10. Rights of Holders of Senior Debt Not To Be Impaired.

     (a) No right of any present or future holder of any Senior Debt to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act by any such holder, or by any noncompliance by the Borrowers with the terms and provisions and covenants herein regardless of any knowledge thereof such holder may have or otherwise be charged with.

     (b) The provisions of these Sections 8-15 are intended to be for the benefit of, and shall be enforceable directly by, the holders of the Senior Debt. The Borrowers and each Holder of any Note, by its acceptance thereof, acknowledges that the holders of the Senior Debt are relying upon the provisions of these Sections 8-15 in extending such Senior Debt.

     11. Subrogation.

     (a) Upon the payment in full of all Senior Debt, the Holders shall be subrogated to the extent of the payments or distributions made to the holders of, or otherwise applied to payment of, the Senior Debt pursuant to the provisions of these Sections 8-15 and to the rights of the holders of Senior Debt to receive payments or distributions of assets of the Borrowers made on the Senior Debt until this Series A Note shall be paid in full; and for the purposes of such subrogation, no payments or distributions to holders of Senior Debt of any cash, property or securities to which Holders of this Series A Note would be entitled except for the provisions of these Sections 8-15 and no payment over pursuant to the provisions of these Sections 8-15 to holders of Senior Debt by the Holders, shall, as between the Borrowers, its creditors other than holders of Senior Debt and the Holders, be deemed to be payment by the Borrowers to or on account of Senior Debt, it being understood that the provisions of these Sections 8-15 are solely for the purpose of defining the relative rights of the holders of Senior Debt, on the one hand, and the Holders, on the other hand.

     (b) If any payment or distribution to which the Holders would otherwise have been entitled but for the provisions of these Sections 8-15 shall have been applied, pursuant to the provisions of these Sections 8-15, to the payment of Senior Debt, then and in such case, the Holders shall be entitled to receive from the holders of Senior Debt at the time outstanding any payments or distributions received by such holders of Senior Debt in excess of the amount sufficient to pay all Senior Debt in full.

     12. Obligations of Borrowers Unconditional.

     (a) Nothing contained in these Sections 8-15 or elsewhere in the Loan Documents or in this Series A Note is intended to or shall impair, as between the Borrowers and the Holders, the obligations of the Borrowers, which are absolute and unconditional, to pay to the Holders the principal of (premium, if any), and interest on, this Series A Note as and when the same shall become due and payable in accordance with its terms, or is intended to or shall affect the relative rights of the Holders and creditors of the Borrowers other than the holders of the Senior Debt, nor shall anything herein or therein prevent any Holder from exercising all remedies otherwise permitted by applicable law upon the occurrence of an Event of Default under the Loan Documents or under this Series A Note, subject to the rights, if any, under these Sections 8-15 of the holders of Senior Debt in respect of cash, property or securities of the Borrowers received upon the exercise of any such remedy.

     (b) The failure to make a payment on account of principal of, or interest on, this Series A Note by reason of any provision of these Sections 8-15 shall not be construed as preventing the occurrence of an Event of Default hereunder.

     13. Notice to Holders. Each Borrowers shall give prompt written notice to each Holder of any fact known to such Borrower which would prohibit the making of any payment on or in respect of this Series A Note, but failure to give such notice shall not affect the subordination of the Subordinated Debt to the Senior Debt provided in Section 8. Notwithstanding the provisions of these Sections 8-15 or any other provision of the Loan Documents or this Series A Note, no Holder shall be charged with knowledge of the existence of any facts which would prohibit the making of any payment to or in respect hereof, unless and until the Holders shall have received written notice thereof from a Borrower or a representative of or holder of Senior Debt, and, prior to the receipt of any such written notice, subject to the provisions of these Sections 8-15 the Holders shall be entitled in all respects to assume no such facts exist. Nothing contained in this Section 13 shall limit the right of the holders of Senior Debt to recover payments as contemplated by Sections 8 and 9.

     14. Right of Any Holder as Holder of Senior Debt. Any Holder in its individual capacity shall be entitled to all the rights set forth in these Sections 8-15 with respect to any Senior Debt which may at any time be held by it, to the same extent as any other holder of Senior Debt, and nothing in this agreement shall deprive such Holder of any of its rights as such holder.

     15. Reinstatement. The provisions of these Sections 8-15 shall continue to be effective or be reinstated, and the Senior Debt shall not be deemed to be paid in full, as the case may be, if at any time any payment of any of the Senior Debt is rescinded or must otherwise be returned by the holder thereof upon the insolvency, bankruptcy or reorganization of the Borrowers or otherwise, all as though such payment had not been made.

     16. Miscellaneous. No delay or omission of the Series A Lender to exercise any right or power arising hereunder shall impair any such right or power or be considered to be a waiver of any such right or power, nor shall the Series A Lender's action or inaction impair any such right or power. Each Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Series A Lender in the enforcement of its rights in this Series A Note and in any security therefor, including without limitation reasonable fees and expenses of the Series A Lender's counsel. If any provision of this Series A Note is found to be invalid by a court, all the other provisions of this Series A Note will remain in full force and effect. Each Borrower and all other makers and indorsers of this Series A Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. Each
Borrower also waives all defenses based on suretyship or impairment of collateral. This Series A Note is executed by more than one Borrower and, therefore, the obligations of such entities hereunder are joint and several. This Series A Note may be executed in counterparts and shall bind each Borrower and its respective heirs, executors, administrators, successors and assigns, and the benefits hereof shall inure to the benefit of the Series A Lender and its successors and assigns.

This Series A Note has been delivered to and accepted by the Series A Lender and will be deemed to be made in New York. THIS SERIES A NOTE WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE SERIES A LENDER AND THE BORROWERS DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES. Each Borrower hereby irrevocably consents to the jurisdiction of any state or federal court located in New York County, City of New York, New York, and consents that all service of process be sent by nationally recognized overnight courier service directed to each such Borrower at each such Borrower's address set forth herein and service so made will be deemed to be completed on the day of receipt by such Borrower; provided that nothing contained in this Series A Note will prevent the Series A Lender from bringing any action, enforcing any award or judgment or exercising any rights against any Borrower individually, against any security or against any property of any such Borrowers within any other county, state or other foreign or domestic jurisdiction. Each Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Series A Lender and each such Borrower. Each Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Series A Note.

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

                                    By:  _________________________________
                                          Charles L. Smith, President

                                                                 Exhibit 10.128

                  AMENDED AND RESTATED SERIES C PROMISSORY NOTE
$6,738,281.00                                                 New York, New York
                                                                   June 30, 2003

FOR VALUE RECEIVED, the undersigned [i] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView"), [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS, INC., a
California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation ("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv] THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Borrower" and collectively as the "Borrowers") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228, hereby promises and agrees to pay to the order of GE Capital Equity Investments, Inc., a Delaware corporation (the "Series C Lender"), having an address of 120 Long Ridge Road, Stamford, Connecticut 06927, the aggregate principal sum of SIX MILLION SEVEN HUNDRED THIRTY EIGHT THOUSAND TWO HUNDRED EIGHTY-ONE AND NO/100 DOLLARS ($6,738,281.00), or so much thereof as may be advanced hereunder, together with interest thereon as hereinafter provided, in lawful money of the United States of America, in the manner set forth herein, on or before the Loan Expiration Date as that term is defined in the Loan Agreement (as hereinafter defined).

     1. Other Loan Documents. This Series C Note is issued in connection with a Loan Agreement dated August 31, 1998, as amended, to which the Borrowers, the Series A Lender, the Series B Lender and the Series C Lender (as defined therein) are parties, (the "Loan Agreement") the terms of which are incorporated herein by reference and other documents executed and delivered in connection therewith (the "Loan Documents"; terms not otherwise defined herein are used herein as therein defined in the Loan Documents), and is secured by the property described in the Loan Documents and by such other collateral as previously may have been or may in the future be granted to the Series C Lender (or the Collateral Agent for the Lenders) to secure this Series C Note.

     2. Rate of Interest. This Series C Note will bear interest at a rate per annum (computed on the basis of a year of 360 days and the actual number of days elapsed) equal to eight percent (8%).

     3. Payment Terms. From and after the earlier to occur of (i) April 1, 2005 and (ii) repayment in full of the Series A Note and the Series B Notes, principal of this Series C Note shall be paid in monthly payments of $100,000 and shall be payable on the last day of each calendar month. The balance of the principal shall be paid in a single payment on the Loan Expiration Date.

     Interest on this Series C Note shall be payable on the last day of each calendar month and on any and each date that the principal of this Series C Note is paid in full, and on the Loan Expiration Date; provided that interest on this Series C Note shall accrue and not be paid with respect to the period from the Effective Date through and including December 31, 2001 (the amount of interest that would otherwise have accrued except by reason of this proviso is referred to as "Deferred Interest") and such Deferred Interest shall be added to the principal amount of the Note on each interest payment date. Commencing on January 31, 2002, interest on the principal amount of this Series C Note shall be paid (exclusive of any amount of Deferred Interest added to the original principal amount thereof) in cash on each interest payment date.

If any payment under this Series C Note shall become due on a Saturday, Sunday or public holiday under the laws of the State where the Series C Lender's office indicated above is located, such payment shall be made on the next succeeding Business Day and such extension of time shall be included in computing interest in connection with such payment. The Borrowers hereby authorize the Series C Lender to charge any Borrower's deposit account at the Series C Lender for any payment when due hereunder. Payments received will be applied to charges, fees and expenses (including attorneys' fees), accrued interest and principal in any order the Series C Lender may choose, in its sole discretion. "Business Day" shall mean any day other than a Saturday or Sunday or a legal holiday on which banks are authorized or required to be closed for business in New York, New York.

     4. Late Payments; Default Rate. If the Borrowers fail to make any payment of principal, interest or other amount coming due pursuant to the provisions of this Series C Note within ten (10) calendar days of the date due and payable, the Borrowers also shall pay to the Series C Lender a late charge equal to the lesser of two percent (2%) of the amount of such payment or $25.00. Such ten day period shall not be construed in any way to extend the due date of any such payment. The late charge is imposed for the purpose of defraying the Series C Lender's expenses incident to the handling of delinquent payments and is in addition to, and not in lieu of, the exercise by the Series C Lender of any rights and remedies hereunder, under the other Loan Documents or under applicable laws, and any fees and expenses of any agents or attorneys which the Series C Lender may employ. Upon maturity, whether by acceleration, demand or otherwise, and at the option of the Series C Lender upon the occurrence of any Event of Default (as hereinafter defined) and during the continuance thereof, this Series C Note shall bear interest at a rate per annum (based on a year of 360 days and actual days elapsed) which shall be two percentage points (2%) in excess of the interest rate in effect from time to time under this Series C Note but not more than the maximum rate allowed by law (the "Default Rate"). The Default Rate shall continue to apply whether or not judgment shall be entered on this Series C Note.

     5. Prepayment. Principal of this Series C Note may be repaid or prepaid in whole or in part without penalty or premium at any time, but only in the amount of $10,000.00, or integral multiples thereof, or an amount equal to the entire unpaid principal balance of this Series C Note, and only provided Borrowers have given to the Series C Lender not less than three (3) Business Days prior written notice of such prepayment. Following repayment in full of the Series A Note and the Series B Notes, on July 31 and November 15 of each calendar year, the Borrowers shall prepay this Series C Note in an amount outstanding equal to 100% of the Borrowers' cash, cash equivalents and marketable securities balance on its balance sheet which, collectively, is in excess of $1,000,000 as of June 30 or October 15, as applicable, of that year. Upon termination of that certain Reimbursement Agreement dated as of June 30, 2003 among GE Capital Equity
Investments,   Inc.  and  the  Borrowers  (the  "Reimbursement  Agreement")  and
fulfillment by the Borrowers of all of their obligations thereunder, any remaining balance in the Cash Account (as defined in the Reimbursement Agreement) shall be used to prepay this Series C Note. Subject to the provisions of Section 8 hereof, any prepayment of this Series C Note and any prepayments in respect of the second and third sentence of this Section 5 shall be applied in the following order: (i) then due and payable fees and expenses; (ii) then due and payable principal and interest payments on the Reimbursement Obligations;
(iii) then due and payable interest payments on the Series A Note, the Series B Notes and the Series C Note on a pro rata basis; (iv) principal payments on the Series A Note and the Series B Notes on a pro rata basis; and (v) principal payments on the Series C Note. Any repayments or optional prepayments of this Series C Note at maturity, including in connection with a sale or merger of any Borrower or a sale of all or substantially all of the assets of any Borrower, shall be applied in the following order: (i) then due and payable fees and expenses; (ii) then due and payable principal and interests on the Reimbursement Obligations; (iii) then due and payable interest payments on the Series A Note, the Series B Notes and the Series C Note on a pro rata basis; (iv) principal payments on the Series A Note; (v) principal payments on the Series B Notes; and
(vi) principal payments on the Series C Note.

     6. Events of Default. The occurrence of any of the following events will be deemed to be an "Event of Default" under this Series C Note: (i) the nonpayment of any principal, interest or other indebtedness under this Series C Note or the Loan Agreement when due; (ii) the occurrence of any event of default or default and the lapse of any notice or cure period under any Loan Document, including but not limited to the Series A Notes and the Series B Notes, or any other debt, liability or obligation to the Series C Lender of any Obligor; (iii) the filing by or against any Obligor of any proceeding in bankruptcy, receivership, insolvency, reorganization, liquidation, conservatorship or similar proceeding (and, in the case of any such proceeding instituted against any Obligor, such proceeding is not dismissed or stayed within 30 days of the commencement thereof); (iv) any assignment by any Obligor for the benefit of creditors, or any levy, garnishment attachment or similar proceeding is instituted against any property or any Obligor held by or deposited with the Series C Lender; (v) a default with respect to any other indebtedness of any Obligor for borrowed money, if the effect of such default is to cause or permit the acceleration of such debt; (vi) the commencement of any foreclosure or forfeiture proceeding, execution or attachment against any collateral securing the obligations of any Obligor to the Series A, B or C Lenders; (vii) the entry of a final judgment against any Obligor in excess of $100,000, which judgment has not been stayed, discharged or appealed within ten (10) Business Days of the date of entry thereof, (viii) the Borrower ceases doing business as a going concern; (ix) the revocation or attempted revocation, in whole or in part, of any guarantee for the benefit of the Series C Lender by any Guarantor; (x) any representation or warranty made by any Obligor to the Series C Lender in any Loan Document, or any other documents now or in the future securing the obligations of any Obligor to the Series C Lender, is false, erroneous or misleading in any material respect;
(xi) the failure by Thermoview to perform or observe the financial covenant contained in Section 4.I of the Loan Agreement; or the occurrence of any Event of Default (as defined in any Loan Documents or any other documents now or in the future securing the obligations of any Obligor to the Series A, B or C Lenders) or any default under any of the Loan Documents or such other documents that does not have a defined set of "Events of Default" and the lapse of any notice or cure period provided in the Loan Documents or such other documents with respect to such default. As used herein, the term "Obligor" means any Borrower and any Guarantor, and the term "Guarantor" means any guarantor of the obligations of any Borrower to the Series C Lender existing on the date of this Series C Note or arising in the future.

Upon the occurrence and during the continuance of an Event of Default: (a) if an Event of Default specified in clauses (iii) or (iv) above shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder shall be immediately due and payable without demand or notice of any kind; (b) if an Event of Default specified in clauses (i), (vii) or (xi) above, or Section 6.E. or 6.F. of the Loan Agreement, or an Event of Default resulting from a breach of Section 5.G. of the Loan Agreement, shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder, at the option of the Requisite A Lenders or, if the Series A Note shall no longer be outstanding, the Requisite Lenders, and without demand or notice of any kind, may be accelerated and become immediately due and payable; (c) if an Event of Default specified in clause (v) shall occur in connection with the obligations under that certain Securities Purchase Agreement, dated as of July 8, 1999, between the Series C Lender and Thermoview, as amended from time to time, shall be accelerated as a result of a default thereunder pursuant to Sections 5.1(h) or 7.1(a) thereof, at the option of the Requisite A Lenders or, if the Series A Note shall no longer be outstanding, the Requisite C Lender, and without demand or notice of any kind, may be accelerated and become immediately due and payable; (d) if any other Event of Default shall occur and the same shall continue unremedied for a period of 30 days thereafter, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder, at the option of the Requisite Lenders and without demand or notice of any kind, may be accelerated and become immediately due and payable; (e) at the option of the Requisite Lenders will bear interest at the Default Rate from the date of the occurrence of the Event of Default; and (f) the Series C Lender may exercise from time to time any of the rights and remedies available to the Series C Lender under the Loan Documents or under applicable law. Notwithstanding anything contained in this Section 6, upon the filing of a bankruptcy of Thermoview, whether voluntary or involuntary, the Series A Lender and/or the Series B Lenders shall have the right to file a proof of claim on the Series C Lender's behalf in respect of the Series C Note.

     7. Right of Setoff. In addition to all liens upon and rights of setoff against the money, securities or other property of each Borrower given to the Series C Lender by law, the Series C Lender shall have, with respect to any Borrower's obligations to the Series C Lender under this Series C Note and to the extent permitted by law, a contractual possessory security interest in and a contractual right of setoff against, and each Borrower hereby assigns, conveys, delivers, pledges and transfers to the Series C Lender all of each Borrower's right, title and interest in and to, all deposits, moneys, securities and other property of such Borrower now or hereafter in the possession of or on deposit with, or in transit to, the Series C Lender whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding, however, all IRA, Keogh, employee withholding accounts, and trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to any Borrower. Every such right of setoff shall be deemed to have been exercised immediately upon the occurrence of an Event of Default hereunder without any action of the Series C Lender, although the Series C Lender may enter such setoff on its books and records at a later time.

     8. Subordination, Priority and Payment Over Of Proceeds In Certain Events.

     (a) The Borrowers and the Lenders and any other holder of a Note (the Lenders and such holders being hereinafter referred to collectively as "Holders") covenant and agree that all payments of the principal of and interest in respect of the Series B Notes and the Series C Note shall be subordinated in accordance with the provisions of this Section 8 to the prior payment in full of the Senior Debt. For purposes of this Section 8, (x) the term "Senior Debt" shall mean, (i) with respect to the Series B Note, the Series A Note, and (ii) with respect to the Series C Note, the Series A Note and the Series B Notes, and each of clauses (i) and (ii) above shall include principal of and premium, if any, and interest (including interest accruing at the rate provided for hereunder after the commencement of any proceedings of the type referred to in clause (b) hereof, whether or not an allowed claim in such proceeding) on all loans and other extensions of credit under, and all expenses, fees, reimbursements, indemnities and other amounts owing pursuant to the Senior Debt, to the extent permitted to be incurred pursuant to the Loan Documents , and (y) the term "Subordinated Debt" shall mean, (i) with respect to the Series A Note, the Series B Notes and the Series C Note, and (ii) with respect to the Series B Notes, the Series C Note. The Borrowers and the Lenders further covenant and agree that all payments in respect of this Series C Note shall be subordinated in accordance with the provisions of this Section 8.

     (b) Upon payment or distribution of assets or securities of the Borrowers of any kind or character, whether in cash, property or securities, upon any dissolution or winding up or total or partial liquidation or reorganization of the Borrowers, whether voluntary or involuntary, or in bankruptcy, insolvency, receivership or other proceedings or upon an assignment for the benefit of creditors or any other marshalling of the assets and liabilities of the Borrowers, the Senior Debt shall first be paid in full in cash, or payment provided for in cash or cash equivalents in a manner satisfactory to the Holder thereof, before any direct or indirect payments or distributions, including, without limitation, by exercise of set-off, of any cash, property or securities on account of principal of (or premium, if any) or interest on the Subordinated Debt, and to that end the Senior Debt Holder shall be entitled to receive directly, for application to the payment thereof (to the extent necessary to pay the Senior Debt in full after giving effect to any substantially concurrent payment or distribution to or provision for payment to the Senior Debt Holder in respect of the Senior Debt), any payment or distribution of any kind or character, whether in cash, property or securities, in respect of the Subordinated Debt. The provisions of this Section shall not be applicable to payments made in accordance with the terms of this Series C Note and received prior to the commencement of any such dissolution or winding up or total or partial liquidation or reorganization of the Borrowers, whether voluntary or involuntary, or in bankruptcy, insolvency, receivership or other proceedings or upon an assignment for the benefit of creditors or any other marshalling of the assets and liabilities of the Borrowers.

     (c) No direct or indirect payment by or on behalf of the Borrowers of principal of (premium, if any), or interest on, the Subordinated Debt, whether pursuant to the terms of Subordinated Debt, upon acceleration or otherwise, shall be made if at the time of such payment there exists (i) a default in the payment of all or any portion of principal of (premium, if any), interest on, fees or other amounts owing in connection with any Senior Debt or (ii) any default other than a default described in clause (i) above under any document or instrument governing or evidencing any Senior Debt, and, in either case, such default shall not have been cured or waived in writing.

     9. Rights and Obligations of Holders.

     (d) In the event that, notwithstanding anything contained in Section 8 prohibiting such payment or distribution, the Holders shall have received any payment on account of the Subordinated Debt at a time when such payment is prohibited by such provision before the Senior Debt is paid in full, then and in such event, such payment or distribution shall be received and held in trust by the Holders apart from their other assets and paid over or delivered to the holders of the Senior Debt remaining unpaid to the extent necessary to pay in full in cash the principal of (premium, if any), and interest on, such Senior Debt in accordance with its terms and after giving effect to any concurrent payment or distribution to the holders of such Senior Debt.

     (e) Nothing contained in this Section 9 will limit the right of the Holders of Subordinated Debt to take any action to accelerate the maturity of the Subordinated Debt pursuant to Section 6 hereof, provided, however, that all Senior Debt then due or thereafter declared to be due shall first be paid in full before the Holders are entitled to receive any payment from any Borrowers of principal of, or interest on, the Note.

     (f) Upon any payment or distribution of assets or securities referred to in this Section 9, the Holders shall be entitled to rely upon any order or decree of a court of competent jurisdiction in which such dissolution, winding up, liquidation or reorganization proceedings are pending, and upon a certificate of the receiver, trustee in bankruptcy, liquidating trustee, agent or other person making any such payment or distribution, delivered to the Holders for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of Senior Debt and other Indebtedness of the Borrowers, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Section 9.

10.  Rights of Holders of Senior Debt Not To Be Impaired.

     (a) No right of any present or future holder of any Senior Debt to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act by any such holder, or by any noncompliance by the Borrowers with the terms and provisions and covenants herein regardless of any knowledge thereof such holder may have or otherwise be charged with.

     (b) The provisions of these Sections 8-15 are intended to be for the benefit of, and shall be enforceable directly by, the holders of the Senior Debt. The Borrowers and each Holder of any Note, by its acceptance thereof, acknowledges that the holders of the Senior Debt are relying upon the provisions of these Sections 8-15 in extending such Senior Debt.

     11. Subrogation.

     (a) Upon the payment in full of all Senior Debt, the Holders shall be subrogated to the extent of the payments or distributions made to the holders of, or otherwise applied to payment of, the Senior Debt pursuant to the provisions of these Sections 8-15 and to the rights of the holders of Senior Debt to receive payments or distributions of assets of the Borrowers made on the Senior Debt until this Series C Note shall be paid in full; and for the purposes of such subrogation, no payments or distributions to holders of Senior Debt of any cash, property or securities to which Holders of this Series C Note would be entitled except for the provisions of these Sections 8-15 and no payment over pursuant to the provisions of these Sections 8-15 to holders of Senior Debt by the Holders, shall, as between the Borrowers, its creditors other than holders of Senior Debt and the Holders, be deemed to be payment by the Borrowers to or on account of Senior Debt, it being understood that the provisions of these Sections 8-15 are solely for the purpose of defining the relative rights of the holders of Senior Debt, on the one hand, and the Holders, on the other hand.

     (b) If any payment or distribution to which the Holders would otherwise have been entitled but for the provisions of these Sections 8-15 shall have been applied, pursuant to the provisions of these Sections 8-15, to the payment of Senior Debt, then and in such case, the Holders shall be entitled to receive from the holders of Senior Debt at the time outstanding any payments or distributions received by such holders of Senior Debt in excess of the amount sufficient to pay all Senior Debt in full.

     12. Obligations of Borrowers Unconditional.

     (a) Nothing contained in these Sections 8-15 or elsewhere in the Loan Documents or in this Series C Note is intended to or shall impair, as between the Borrowers and the Holders, the obligations of the Borrowers, which are absolute and unconditional, to pay to the Holders the principal of (premium, if any), and interest on, this Series C Note as and when the same shall become due and payable in accordance with its terms, or is intended to or shall affect the relative rights of the Holders and creditors of the Borrowers other than the holders of the Senior Debt, nor shall anything herein or therein prevent any Holder from exercising all remedies otherwise permitted by applicable law upon the occurrence of an Event of Default under the Loan Documents or under this Series C Note, subject to the rights, if any, under these Sections 8-15 of the holders of Senior Debt in respect of cash, property or securities of the Borrowers received upon the exercise of any such remedy.

     (b) The failure to make a payment on account of principal of, or interest on, this Series C Note by reason of any provision of these Sections 8-15 shall not be construed as preventing the occurrence of an Event of Default hereunder.

     13. Notice to Holders. Each Borrowers shall give prompt written notice to each Holder of any fact known to such Borrower which would prohibit the making of any payment on or in respect of this Series C Note, but failure to give such notice shall not affect the subordination of the Subordinated Debt to the Senior Debt provided in Section 8. Notwithstanding the provisions of these Sections 8-15 or any other provision of the Loan Documents or this Series C Note, no Holder shall be charged with knowledge of the existence of any facts which would prohibit the making of any payment to or in respect hereof, unless and until the Holders shall have received written notice thereof from a Borrower or a representative of or holder of Senior Debt, and, prior to the receipt of any such written notice, subject to the provisions of these Sections 8-15 the Holders shall be entitled in all respects to assume no such facts exist. Nothing contained in this Section 13 shall limit the right of the holders of Senior Debt to recover payments as contemplated by Sections 8 and 9.

     14. Right of Any Holder as Holder of Senior Debt. Any Holder in its individual capacity shall be entitled to all the rights set forth in these Sections 8-15 with respect to any Senior Debt which may at any time be held by it, to the same extent as any other holder of Senior Debt, and nothing in this agreement shall deprive such Holder of any of its rights as such holder.

     15. Reinstatement. The provisions of these Sections 8-15 shall continue to be effective or be reinstated, and the Senior Debt shall not be deemed to be paid in full, as the case may be, if at any time any payment of any of the Senior Debt is rescinded or must otherwise be returned by the holder thereof upon the insolvency, bankruptcy or reorganization of the Borrowers or otherwise, all as though such payment had not been made.

     16. Miscellaneous. No delay or omission of the Series C Lender to exercise any right or power arising hereunder shall impair any such right or power or be considered to be a waiver of any such right or power, nor shall the Series C Lender's action or inaction impair any such right or power. Each Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Series C Lender in the enforcement of its rights in this Series C Note and in any security therefor, including without limitation reasonable fees and expenses of the Series C Lender's counsel. If any provision of this Series C Note is found to be invalid by a court, all the other provisions of this Series C Note will remain in full force and effect. Each Borrower and all other makers and indorsers of this Series C Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. Each
Borrower also waives all defenses based on suretyship or impairment of collateral. This Series C Note is executed by more than one Borrower and, therefore, the obligations of such entities hereunder are joint and several. This Series C Note may be executed in counterparts and shall bind each Borrower and its respective heirs, executors, administrators, successors and assigns, and the benefits hereof shall inure to the benefit of the Series C Lender and its successors and assigns.

This Series C Note has been delivered to and accepted by the Series C Lender and will be deemed to be made in New York. THIS SERIES C NOTE WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE SERIES C LENDER AND THE BORROWERS DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES. Each Borrower hereby irrevocably consents to the jurisdiction of any state or federal court located in New York County, City of New York, New York, and consents that all service of process be sent by nationally recognized overnight courier service directed to each such Borrower at each such Borrower's address set forth herein and service so made will be deemed to be completed on the day of receipt by such Borrower; provided that nothing contained in this Series C Note will prevent the Series C Lender from bringing any action, enforcing any award or judgment or exercising any rights against any Borrower individually, against any security or against any property of any such Borrowers within any other county, state or other foreign or domestic jurisdiction. Each Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Series C Lender and each such Borrower. Each Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Series C Note.

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

                                    By:  _________________________________
                                          Charles L. Smith, President

                                                                Exhibit 10.129

                  AMENDED AND RESTATED SERIES B PROMISSORY NOTE
$_________                                                    New York, New York
                                                                   June 30, 2003


FOR VALUE RECEIVED, the undersigned FOR VALUE RECEIVED, the undersigned [i] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView"), [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS, INC., a California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation
("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv] THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView
Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Borrower" and collectively as the "Borrowers") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228, hereby promises and agrees to pay to the order of _____________(the "Series B Lender"), having an address of c/o Underhill Associates, 416 W. Muhammad Ali Boulevard, Louisville, Kentucky 40202, the aggregate principal sum of _____________________________ DOLLARS ($_____), or so much thereof as may be advanced hereunder, together with interest thereon as hereinafter provided, in lawful money of the United States of America, in the manner set forth herein, on or before the Loan Expiration Date as that term is defined in the Loan Agreement (as hereinafter defined).

     1. Other Loan Documents. This Series B Note is issued in connection with a Loan Agreement dated August 31, 1998, as amended, to which the Borrowers, the Series A Lender, the Series B Lenders and the Series C Lender (as defined therein) are parties, (the "Loan Agreement") the terms of which are incorporated herein by reference and other documents executed and delivered in connection therewith (the "Loan Documents"; terms not otherwise defined herein are used herein as therein defined in the Loan Documents), and is secured by the property described in the Loan Documents and by such other collateral as previously may have been or may in the future be granted to the Series B Lender (or the Collateral Agent for the Lenders) to secure this Series B Note.

     2. Rate of Interest. This Series B Note will bear interest at a rate per annum (computed on the basis of a year of 360 days and the actual number of days elapsed) equal to ten percent (10%).

     3. Payment Terms. Principal of this Series B Note shall be paid in monthly payments of $638.12 and shall be payable on the last day of each calendar month commencing on July 31, 2004. The balance of the principal shall be paid in a single payment on the Loan Expiration Date.

     Interest on this Series B Note shall be payable on the last day of each calendar month and on any and each date that the principal of this Series B Note is paid in full, and on the Loan Expiration Date.

If any payment under this Series B Note shall become due on a Saturday, Sunday or public holiday under the laws of the State where the Series B Lender's office indicated above is located, such payment shall be made on the next succeeding Business Day and such extension of time shall be included in computing interest in connection with such payment. The Borrowers hereby authorize the Series B Lender to charge any Borrower's deposit account at the Series B Lender for any payment when due hereunder. Payments received will be applied to charges, fees and expenses (including attorneys' fees), accrued interest and principal in any order the Series B Lender may choose, in its sole discretion. "Business Day" shall mean any day other than a Saturday or Sunday or a legal holiday on which banks are authorized or required to be closed for business in New York, New York.

     4. Late Payments; Default Rate. If the Borrowers fail to make any payment of principal, interest or other amount coming due pursuant to the provisions of this Series B Note within ten (10) calendar days of the date due and payable, the Borrowers also shall pay to the Series B Lender a late charge equal to the lesser of two percent (2%) of the amount of such payment or $25.00. Such ten day period shall not be construed in any way to extend the due date of any such payment. The late charge is imposed for the purpose of defraying the Series B Lender's expenses incident to the handling of delinquent payments and is in addition to, and not in lieu of, the exercise by the Series B Lender of any rights and remedies hereunder, under the other Loan Documents or under applicable laws, and any fees and expenses of any agents or attorneys which the Series B Lender may employ. Upon maturity, whether by acceleration, demand or otherwise, and at the option of the Series B Lender upon the occurrence of any Event of Default (as hereinafter defined) and during the continuance thereof, this Series B Note shall bear interest at a rate per annum (based on a year of 360 days and actual days elapsed) which shall be two percentage points (2%) in excess of the interest rate in effect from time to time under this Series B Note but not more than the maximum rate allowed by law (the "Default Rate"). The Default Rate shall continue to apply whether or not judgment shall be entered on this Series B Note.

     5. Prepayment. Principal of this Series B Note may be repaid or prepaid in whole or in part without penalty or premium at any time, but only in the amount of $10,000.00, or integral multiples thereof, or an amount equal to the entire unpaid principal balance of this Series B Note, and only provided Borrowers have given to the Series B Lenders not less than three (3) Business Days prior written notice of such prepayment. On July 31 and November 15 of each calendar year, the Borrowers shall prepay this Series B Note in an amount outstanding equal to 100% of the Borrowers' cash, cash equivalents and marketable securities balance on its balance sheet which, collectively, is in excess of $1,000,000 as of June 30 or October 15, as applicable, of that year. Upon termination of that certain Reimbursement Agreement dated as of June 30, 2003 among GE Capital Equity Investments, Inc. and the Borrowers (the "Reimbursement Agreement") and fulfillment by the Borrowers of all of their obligations thereunder, any remaining balance in the Cash Account (as defined in the Reimbursement Agreement) shall be used to prepay this Series B Note. Subject to the provisions of Section 8 hereof, any prepayment of this Series B Note and any prepayments in respect of the second and third sentences of this Section 5 shall be applied in the following order: (i) then due and payable fees and expenses; (ii) then due and payable interest and principal payments on the Reimbursement Obligations;
(iii) then due and payable interest payments on the Series A Note, the Series B Notes and the Series C Note on a pro rata basis; (ivi) principal payments on the Series A Note and the Series B Notes on a pro rata basis; and (iv) principal payments on the Series C Note. Any repayments or optional prepayments of this Series B Note at maturity, including in connection with a sale or merger of any Borrower or a sale of all or substantially all of the assets of any Borrower, shall be applied in the following order: (i) then due and payable fees and expenses; (ii) then due and payable interest and principal payments on the Reimbursement Obligations; (iii) then due and payable interest payments on the Series A Note, the Series B Notes and the Series C Note on a pro rata basis;
(iv) principal payments on the Series A Note; (v) principal payments on the Series B Notes; and (vi) principal payments on the Series C Note.

     6. Events of Default. The occurrence of any of the following events will be deemed to be an "Event of Default" under this Series B Note: (i) the nonpayment of any principal, interest or other indebtedness under this Series B Note or the Loan Agreement when due; (ii) the occurrence of any event of default or default and the lapse of any notice or cure period under any Loan Document, including but not limited to the Series A Notes and the Series C Note, or any other debt, liability or obligation to the Series B Lender of any Obligor; (iii) the filing by or against any Obligor of any proceeding in bankruptcy, receivership, insolvency, reorganization, liquidation, conservatorship or similar proceeding (and, in the case of any such proceeding instituted against any Obligor, such proceeding is not dismissed or stayed within 30 days of the commencement thereof); (iv) any assignment by any Obligor for the benefit of creditors, or any levy, garnishment attachment or similar proceeding is instituted against any property or any Obligor held by or deposited with the Series B Lender; (v) a default with respect to any other indebtedness of any Obligor for borrowed money, if the effect of such default is to cause or permit the acceleration of such debt; (vi) the commencement of any foreclosure or forfeiture proceeding, execution or attachment against any collateral securing the obligations of any Obligor to the Series A, B or C Lenders; (vii) the entry of a final judgment against any Obligor in excess of $100,000, which judgment has not been stayed, discharged or appealed within ten (10) Business Days of the date of entry thereof, (viii) the Borrower ceases doing business as a going concern; (ix) the revocation or attempted revocation, in whole or in part, of any guarantee for the benefit of the Series B Lender by any Guarantor; (x) any representation or warranty made by any Obligor to the Series B Lender in any Loan Document, or any other documents now or in the future securing the obligations of any Obligor to the Series B Lender, is false, erroneous or misleading in any material respect;
(xi) the failure by Thermoview to perform or observe the financial covenant contained in Section 4.I of the Loan Agreement; or (xii) the occurrence of any

Event of Default (as defined in any Loan Documents or any other documents now or in the future securing the obligations of any Obligor to the Series A, B or C Lenders) or any default under any of the Loan Documents or such other documents that does not have a defined set of "Events of Default" and the lapse of any notice or cure period provided in the Loan Documents or such other documents with respect to such default. As used herein, the term "Obligor" means any Borrower and any Guarantor, and the term "Guarantor" means any guarantor of the obligations of any Borrower to the Series B Lender existing on the date of this Series B Note or arising in the future.

     Upon the occurrence and during the continuance of an Event of Default: (a) if an Event of Default specified in clauses (iii) or (iv) above shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder shall be immediately due and payable without demand or notice of any kind; (b) if an Event of Default specified in clauses (i), (vii) or (xi) above, or Section 6.E. or 6.F. of the Loan Agreement, or an Event of Default resulting from a breach of Section 5.G. of the Loan Agreement, shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder, at the option of the Requisite A Lenders or, if the Series A Note shall no longer be outstanding, the Requisite Lenders, and without demand or notice of any kind, may be accelerated and become immediately due and payable; (c) if an Event of Default specified in clause (v) shall occur in connection with the obligations under that certain Securities Purchase Agreement, dated as of July 8, 1999, between the Series A Lender and Thermoview, as amended from time to time, shall be accelerated as a result of a default thereunder pursuant to Sections 5.1(h) or 7.1(a) thereof, at the option of the Requisite A Lenders or, if the Series A Note shall no longer be outstanding, the Requisite C Lender, and without demand or notice of any kind, may be accelerated and become immediately due and payable; (d) if any other Event of Default shall occur and the same shall continue unremedied for a period of 30 days thereafter, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder, at the option of the Requisite Lenders and without demand or notice of any kind, may be accelerated and become immediately due and payable; (e) at the option of the Requisite Lenders will bear interest at the Default Rate from the date of the occurrence of the Event of Default; and (f) the Series B Lender may exercise from time to time any of the rights and remedies available to the Series B Lender under the Loan Documents or under applicable law. Notwithstanding anything contained in this Section 6, upon the filing of a bankruptcy of Thermoview, whether voluntary or involuntary, the Series A Lender shall have the right to file a proof of claim on the Series B Lenders' behalf in respect of the Series B Note.

     7. Right of Setoff. In addition to all liens upon and rights of setoff against the money, securities or other property of each Borrower given to the Series B Lender by law, the Series B Lender shall have, with respect to any Borrower's obligations to the Series B Lender under this Series B Note and to the extent permitted by law, a contractual possessory security interest in and a contractual right of setoff against, and each Borrower hereby assigns, conveys, delivers, pledges and transfers to the Series B Lender all of each Borrower's right, title and interest in and to, all deposits, moneys, securities and other property of such Borrower now or hereafter in the possession of or on deposit with, or in transit to, the Series B Lender whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding, however, all IRA, Keogh, employee withholding accounts, and trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to any Borrower. Every such right of setoff shall be deemed to have been exercised immediately upon the occurrence of an Event of Default hereunder without any action of the Series B Lender, although the Series B Lender may enter such setoff on its books and records at a later time.

     8. Subordination, Priority and Payment Over Of Proceeds In Certain Events.

     (a) The Borrowers and the Lenders and any other holder of a Note (the Lenders and such holders being hereinafter referred to collectively as "Holders") covenant and agree that all payments of the principal of and interest in respect of the Series A Note, the Series B Notes and the Series C Note shall be subordinated in accordance with the provisions of this Section 8 to the prior payment in full of the Senior Debt. For purposes of this Section 8, (x) the term "Senior Debt" shall mean, (i) with respect to the Series A Note, the Reimbursement Obligations, (ii) with respect to the Series B Notes, the
Reimbursement Obligations and the Series A Note and (iii) with respect to the Series C Note, the Reimbursement Obligations, the Series A Note and the Series B Notes, and each of clauses (i),(ii) and (iii) above shall include principal of and premium, if any, and interest (including interest accruing at the rate provided for hereunder after the commencement of any proceedings of the type referred to in clause (b) hereof, whether or not an allowed claim in such proceeding) on all loans and other extensions of credit under, and all expenses, fees, reimbursements, indemnities and other amounts owing pursuant to the Senior Debt, to the extent permitted to be incurred pursuant to the Loan Documents , and (y) the term "Subordinated Debt" shall mean, (i) with respect to the Reimbursement Obligations, the Series A Note, the Series B Notes and the Series C Note, (ii) with respect to the Series A Note, the Series B Notes and the Series C Note and (iii) with respect to the Series B Notes, the Series C Note. The Borrowers and the Lenders further covenant and agree that all payments in respect of this Series B Note shall be subordinated in accordance with the provisions of this Section 8.

     (b) Upon payment or distribution of assets or securities of the Borrowers of any kind or character, whether in cash, property or securities, upon any dissolution or winding up or total or partial liquidation or reorganization of the Borrowers, whether voluntary or involuntary, or in bankruptcy, insolvency, receivership or other proceedings or upon an assignment for the benefit of creditors or any other marshalling of the assets and liabilities of the Borrowers, the Senior Debt shall first be paid in full in cash, or payment provided for in cash or cash equivalents in a manner satisfactory to the Holder thereof, before any direct or indirect payments or distributions, including, without limitation, by exercise of set-off, of any cash, property or securities on account of principal of (or premium, if any) or interest on the Subordinated Debt, and to that end the Senior Debt Holder shall be entitled to receive directly, for application to the payment thereof (to the extent necessary to pay the Senior Debt in full after giving effect to any substantially concurrent payment or distribution to or provision for payment to the Senior Debt Holder in respect of the Senior Debt), any payment or distribution of any kind or character, whether in cash, property or securities, in respect of the Subordinated Debt. The provisions of this Section shall not be applicable to payments made in accordance with the terms of this Series B Note and received prior to the commencement of any such dissolution or winding up or total or partial liquidation or reorganization of the Borrowers, whether voluntary or involuntary, or in bankruptcy, insolvency, receivership or other proceedings or upon an assignment for the benefit of creditors or any other marshalling of the assets and liabilities of the Borrowers.

     (c) No direct or indirect payment by or on behalf of the Borrowers of principal of (premium, if any), or interest on, the Subordinated Debt, whether pursuant to the terms of Subordinated Debt, upon acceleration or otherwise, shall be made if at the time of such payment there exists (i) a default in the payment of all or any portion of principal of (premium, if any), interest on, fees or other amounts owing in connection with any Senior Debt or (ii) any default other than a default described in clause (i) above under any document or instrument governing or evidencing any Senior Debt, and, in either case, such default shall not have been cured or waived in writing.

     (d) All amounts paid to the Series B Lenders pursuant to the terms of this Series B Note shall be distributed to each of the Series B Lenders on a pro rata basis.

     9. Rights and Obligations of Holders.

     (g) In the event that, notwithstanding anything contained in Section 8 prohibiting such payment or distribution, the Holders shall have received any payment on account of the Subordinated Debt at a time when such payment is prohibited by such provision before the Senior Debt is paid in full, then and in such event, such payment or distribution shall be received and held in trust by the Holders apart from their other assets and paid over or delivered to the holders of the Senior Debt remaining unpaid to the extent necessary to pay in full in cash the principal of (premium, if any), and interest on, such Senior Debt in accordance with its terms and after giving effect to any concurrent payment or distribution to the holders of such Senior Debt.

     (h) Nothing contained in this Section 9 will limit the right of the Holders of Subordinated Debt to take any action to accelerate the maturity of the Subordinated Debt pursuant to Section 6 hereof, provided, however, that all Senior Debt then due or thereafter declared to be due shall first be paid in full before the Holders are entitled to receive any payment from any Borrowers of principal of, or interest on, the Note.

     (i) Upon any payment or distribution of assets or securities referred to in this Section 9, the Holders shall be entitled to rely upon any order or decree of a court of competent jurisdiction in which such dissolution, winding up, liquidation or reorganization proceedings are pending, and upon a certificate of the receiver, trustee in bankruptcy, liquidating trustee, agent or other person making any such payment or distribution, delivered to the Holders for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of Senior Debt and other Indebtedness of the Borrowers, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Section 9.

     10. Rights of Holders of Senior Debt Not To Be Impaired.

     (a) No right of any present or future holder of any Senior Debt to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act by any such holder, or by any noncompliance by the Borrowers with the terms and provisions and covenants herein regardless of any knowledge thereof such holder may have or otherwise be charged with.

     (b) The provisions of these Sections 8-15 are intended to be for the benefit of, and shall be enforceable directly by, the holders of the Senior Debt. The Borrowers and each Holder of any Note, by its acceptance thereof, acknowledges that the holders of the Senior Debt are relying upon the provisions of these Sections 8-15 in extending such Senior Debt.

     11. Subrogation.

     (a) Upon the payment in full of all Senior Debt, the Holders shall be subrogated to the extent of the payments or distributions made to the holders of, or otherwise applied to payment of, the Senior Debt pursuant to the provisions of these Sections 8-15 and to the rights of the holders of Senior Debt to receive payments or distributions of assets of the Borrowers made on the Senior Debt until this Series B Note shall be paid in full; and for the purposes of such subrogation, no payments or distributions to holders of Senior Debt of any cash, property or securities to which Holders of this Series B Note would be entitled except for the provisions of these Sections 8-15 and no payment over pursuant to the provisions of these Sections 8-15 to holders of Senior Debt by the Holders, shall, as between the Borrowers, its creditors other than holders of Senior Debt and the Holders, be deemed to be payment by the Borrowers to or on account of Senior Debt, it being understood that the provisions of these Sections 8-15 are solely for the purpose of defining the relative rights of the holders of Senior Debt, on the one hand, and the Holders, on the other hand.

     (b) If any payment or distribution to which the Holders would otherwise have been entitled but for the provisions of these Sections 8-15 shall have been applied, pursuant to the provisions of these Sections 8-15, to the payment of Senior Debt, then and in such case, the Holders shall be entitled to receive from the holders of Senior Debt at the time outstanding any payments or distributions received by such holders of Senior Debt in excess of the amount sufficient to pay all Senior Debt in full.

     12. Obligations of Borrowers Unconditional.

     (a) Nothing contained in these Sections 8-15 or elsewhere in the Loan Documents or in this Series B Note is intended to or shall impair, as between the Borrowers and the Holders, the obligations of the Borrowers, which are absolute and unconditional, to pay to the Holders the principal of (premium, if any), and interest on, this Series B Note as and when the same shall become due and payable in accordance with its terms, or is intended to or shall affect the relative rights of the Holders and creditors of the Borrowers other than the holders of the Senior Debt, nor shall anything herein or therein prevent any Holder from exercising all remedies otherwise permitted by applicable law upon the occurrence of an Event of Default under the Loan Documents or under this Series B Note, subject to the rights, if any, under these Sections 8-15 of the holders of Senior Debt in respect of cash, property or securities of the Borrowers received upon the exercise of any such remedy.

     (b) The failure to make a payment on account of principal of, or interest on, this Series B Note by reason of any provision of these Sections 8-15 shall not be construed as preventing the occurrence of an Event of Default hereunder.

     13. Notice to Holders. Each Borrowers shall give prompt written notice to each Holder of any fact known to such Borrower which would prohibit the making of any payment on or in respect of this Series B Note, but failure to give such notice shall not affect the subordination of the Subordinated Debt to the Senior Debt provided in Section 8. Notwithstanding the provisions of these Sections 8-15 or any other provision of the Loan Documents or this Series B Note, no Holder shall be charged with knowledge of the existence of any facts which would prohibit the making of any payment to or in respect hereof, unless and until the Holders shall have received written notice thereof from a Borrower or a representative of or holder of Senior Debt, and, prior to the receipt of any such written notice, subject to the provisions of these Sections 8-15 the Holders shall be entitled in all respects to assume no such facts exist. Nothing contained in this Section 13 shall limit the right of the holders of Senior Debt to recover payments as contemplated by Sections 8 and 9.

     14. Right of Any Holder as Holder of Senior Debt. Any Holder in its individual capacity shall be entitled to all the rights set forth in these Sections 8-15 with respect to any Senior Debt which may at any time be held by it, to the same extent as any other holder of Senior Debt, and nothing in this agreement shall deprive such Holder of any of its rights as such holder.

     15. Reinstatement. The provisions of these Sections 8-15 shall continue to be effective or be reinstated, and the Senior Debt shall not be deemed to be paid in full, as the case may be, if at any time any payment of any of the Senior Debt is rescinded or must otherwise be returned by the holder thereof upon the insolvency, bankruptcy or reorganization of the Borrowers or otherwise, all as though such payment had not been made.

     16. Miscellaneous. No delay or omission of the Series B Lender to exercise any right or power arising hereunder shall impair any such right or power or be considered to be a waiver of any such right or power, nor shall the Series B Lender's action or inaction impair any such right or power. Each Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Series B Lender in the enforcement of its rights in this Series B Note and in any security therefor, including without limitation reasonable fees and expenses of the Series B Lender's counsel. If any provision of this Series B Note is found to be invalid by a court, all the other provisions of this Series B Note will remain in full force and effect. Each Borrower and all other makers and indorsers of this Series B Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. Each
Borrower also waives all defenses based on suretyship or impairment of collateral. This Series B Note is executed by more than one Borrower and, therefore, the obligations of such entities hereunder are joint and several. This Series B Note may be executed in counterparts and shall bind each Borrower and its respective heirs, executors, administrators, successors and assigns, and the benefits hereof shall inure to the benefit of the Series B Lender and its successors and assigns.

This Series B Note has been delivered to and accepted by the Series B Lender and will be deemed to be made in New York. THIS SERIES B NOTE WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE SERIES B LENDER AND THE BORROWERS DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES. Each Borrower hereby irrevocably consents to the jurisdiction of any state or federal court located in New York County, City of New York, New York, and consents that all service of process be sent by nationally recognized overnight courier service directed to each such Borrower at each such Borrower's address set forth herein and service so made will be deemed to be completed on the day of receipt by such Borrower; provided that nothing contained in this Series B Note will prevent the Series B Lenders from bringing any action, enforcing any award or judgment or exercising any rights against any Borrower individually, against any security or against any property of any such Borrowers within any other county, state or other foreign or domestic jurisdiction. Each Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Series B Lenders and each such Borrower. Each Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Series B Note.

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

                                    By:  _________________________________
                                          Charles L. Smith, President

                                                                 Exhibit 10.130













                                     WARRANT
                           To Purchase Common Stock of
                           THERMOVIEW INDUSTRIES, INC.



















                                Warrant No. W-__
                      No. of Shares of Common Stock: _____

THIS  WARRANT AND THE  SECURITIES  REPRESENTED  HEREBY HAVE NOT BEEN  REGISTERED
UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY APPLICABLE STATE SECURITIES LAWS, AND MAY NOT BE TRANSFERRED IN VIOLATION OF THE ACT OR SUCH LAWS, THE RULES AND REGULATIONS UNDER THE ACT OR THE PROVISIONS OF THIS WARRANT.


No. of Shares of Common Stock: _____                            Warrant No.W-__

                                     WARRANT
                           To Purchase Common Stock of
                           THERMOVIEW INDUSTRIES, INC.

THIS  IS  TO  CERTIFY  THAT  ____________________________________or   registered
assigns, is entitled, at any time prior to the Expiration Date (as hereinafter defined), to purchase from THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("Company"), 680,000 shares of Common Stock (as hereinafter defined and subject to adjustment as provided herein), in whole or in part, including fractional parts, at a purchase price of $0.28 per share, all on the terms and conditions and pursuant to the provisions hereinafter set forth.

I. DEFINITIONS

As used in this Warrant, the following terms have the respective meanings set forth below:

"Additional Shares of Common Stock" shall mean all shares of Common Stock issued by Company after the date hereof, other than Warrant Stock.

"Business Day" shall mean any day that is not a Saturday or Sunday or a day on which banks are required or permitted to be closed in the State of New York.

"Commission"  shall mean the  Securities  and Exchange  Commission  or any other
federal  agency  then   administering  the  Securities  Act  and  other  federal
securities laws.

"Common Stock" shall mean (except where the context otherwise indicates) the common stock, $.001 par value per share, of Company as constituted on the date hereof, and any capital stock into which such Common Stock may thereafter be changed, and shall also include (i) capital stock of Company of any other class (regardless of how denominated) issued to the holders of shares of Common Stock upon any reclassification thereof which is also not preferred as to dividends or assets over any other class of stock of Company and which is not subject to redemption and (ii) shares of common stock of any successor or acquiring corporation (as defined in Section 4.8) received by or distributed to the holders of Common Stock of Company in the circumstances contemplated by Section 4.8.

"Convertible Securities" shall mean evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable, with or without payment of additional consideration in cash or property, for Additional Shares of Common Stock, either immediately or upon the occurrence of a specified date or a specified event.

"Current Market Price" shall mean, in respect of any share of Common Stock on any date herein specified the average of the daily market prices for 30 consecutive Business Days commencing 45 days before such date. The daily market price for each such Business Day shall be (i) the last sale price on such day on the principal stock exchange or NASDAQ Stock Market ("NASDAQ") on which such Common Stock is then listed or admitted to trading, (ii) if no sale takes place on such day on any such exchange or NASDAQ the average of the last reported closing bid and asked prices on such day as officially quoted on any such exchange or NASDAQ, (iii) if the Common Stock is not then listed or admitted to trading on any stock exchange or NASDAQ, the average of the last reported closing bid and asked prices on such day in the over-the-counter market, as furnished by the National Association of Securities Dealers Automatic Quotation System or the National Quotation Bureau, Inc., (iv) if neither such corporation at the time is engaged in the business of reporting such prices, as furnished by any similar firm then engaged in such business or (v) if there is no such firm, as furnished by any member of the NASD selected mutually by the Majority Holders and Company or, if they cannot agree upon such selection, as selected by two such members of the NASD, one of which shall be selected by the Majority Holders and one of which shall be selected by Company.

"Current Warrant Price" shall mean, in respect of a share of Common Stock at any date herein specified, the price at which a share of Common Stock may be purchased pursuant to this Warrant on such date.

"date hereof" shall mean June 20, 2003.

"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect from time to time.

"Exercise Period" shall mean the period during which this Warrant is exercisable pursuant to Section 2.1.

"Expiration Date" shall mean March 22, 2013.

"Fully Diluted Outstanding" shall mean, when used with reference to Common Stock, at any date as of which the number of shares thereof is to be determined, all shares of Common Stock Outstanding at such date and all shares of Common Stock issuable in respect of this Warrant and other options or warrants to purchase, or securities convertible into, shares of Common Stock outstanding on such date which would be deemed outstanding in accordance with GAAP for purposes of determining book value or net income per share.

"GAAP" shall mean generally accepted accounting principles in the United States of America as from time to time in effect.

"GE Capital" shall mean GE Capital Equity Investments, Inc., a Delaware corporation.

"Holder" shall mean the Person in whose name the Warrant set forth herein is registered on the books of Company maintained for such purpose.

"Loan Agreement" shall mean that certain Loan Agreement, dated as of August 31, 1998, among PNC Bank, National Association, and Company and each of its subsidiaries, as amended from time to time.

"Majority Holders" shall mean the holders of Warrants exercisable for in excess of 50% of the aggregate number of shares of Common Stock then purchasable upon exercise of all Warrants, whether or not then exercisable.

"NASD" shall mean the National Association of Securities Dealers, Inc., or any successor corporation thereto.

"Note" shall mean any of (i) the Note (as defined in the Securities Purchase Agreement) and (ii) any Note (as defined in the Loan Agreement).

"Other Property" shall have the meaning set forth in Section 4.8.

"Outstanding" shall mean, when used with reference to Common Stock, at any date as of which the number of shares thereof is to be determined, all issued shares of Common Stock, except shares then owned or held by or for the account of Company or any subsidiary thereof, and shall include all shares issuable in respect of outstanding scrip or any certificates representing fractional interests in shares of Common Stock.

"Permitted Issuances" shall mean (i) the existing issued and outstanding warrants and stock options for the purchase of shares of Common Stock or existing series of preferred stock, (ii) the issuance of additional stock options to Company's employees or directors for the purchase of up to 1,400,000 shares of Common Stock and (iii) the issuance of shares of Common Stock upon exercise of the warrants and stock options referred to in clauses (i) and (ii) or upon conversion of presently outstanding preferred stock of Company.

"Person" shall mean any individual, sole proprietorship, partnership, limited liability company, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government (whether federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

"Restricted Common Stock" shall mean shares of Common Stock which are, or which upon their issuance on the exercise of this Warrant would be, evidenced by a certificate bearing the restrictive legend set forth in Section 9.1(a).

"Securities Act" shall mean the Securities Act of 1933, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

"Securities Purchase Agreement" shall mean the Securities Purchase Agreement dated July 8, 1999, between Company and GE Capital, as amended from time to time.

"Transfer" shall mean any disposition of any Warrant or Warrant Stock or of any interest in either thereof, which would constitute a sale thereof within the meaning of the Securities Act.

"Transfer Notice" shall have the meaning set forth in Section 9.2.

"Warrants" shall mean this Warrant and all warrants issued upon transfer, division or combination of, or in substitution for, any thereof. All Warrants shall at all times be identical as to terms and conditions and date, except as to the number of shares of Common Stock for which they may be exercised.

"Warrant Price" shall mean an amount equal to (i) the number of shares of Common Stock being purchased upon exercise of this Warrant pursuant to Section 2.1, multiplied by (ii) the Current Warrant Price as of the date of such exercise.

"Warrant Stock" shall mean the shares of Common Stock purchased by the holders of the Warrants upon the exercise thereof.

II. EXERCISE OF WARRANT

2.1 Manner of Exercise. From and after the Date hereof and until 5:00 P.M., New York time, on the Expiration Date, Holder may exercise this Warrant, on any Business Day, for all or any part of the number of shares of Common Stock purchasable hereunder.

In order to exercise this Warrant, in whole or in part, Holder shall deliver to Company at its principal office at 5611 Fern Valley Road, Louisville, Kentucky 40228 or at the office or agency designated by Company pursuant to Section 12,
(i) a written notice of Holder's election to exercise this Warrant, which notice shall specify the number of shares of Common Stock to be purchased and (ii) payment of the Warrant Price; provided that promptly following exercise of this Warrant, Holder shall deliver to Company this Warrant. Such notice shall be substantially in the form of the subscription form appearing at the end of this Warrant as Exhibit A, duly executed by Holder or its agent or attorney. Upon receipt thereof, Company shall, as promptly as practicable, and in any event within five (5) Business Days thereafter, execute or cause to be executed and deliver or cause to be delivered to Holder a certificate or certificates representing the aggregate number of full shares of Common Stock issuable upon such exercise, together with cash in lieu of any fraction of a share, as hereinafter provided. The stock certificate or certificates so delivered shall be, to the extent possible, in such denomination or denominations as such Holder shall request in the notice and shall be registered in the name of Holder or, subject to Section 9, such other name as shall be designated in the notice. This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and Holder or any other Person so designated to be named therein shall be deemed to have become a holder of record of such shares for all purposes, as of the date the notice, together with the cash or check or checks, is received by Company as described above and all taxes required to be paid by Holder, if any, pursuant to Section 2.2 prior to the issuance of such shares have been paid. If this Warrant shall have been exercised in part, Company shall, at the time of delivery of the certificate or certificates representing Warrant Stock, deliver to Holder a new Warrant evidencing the rights of Holder to purchase the unpurchased shares of Common Stock called for by this Warrant, which new Warrant shall in all other respects be identical with this Warrant, or, at the request of Holder, appropriate notation may be made on this Warrant and the same returned to Holder.
Notwithstanding any provision herein to the contrary, Company shall not be required to register shares in the name of any Person who acquired this Warrant (or part hereof) or any Warrant Stock otherwise than in accordance with this Warrant.

Payment of the Warrant Price shall be made at the option of the Holder by (i) certified or official bank check, (ii) transfer of immediately available funds,
(iii) by the surrender of any Note and evidencing the loan made pursuant to the Securities Purchase Agreement or the Loan Agreement and/or (iv) by the Holder's surrender to Company of that number of shares of Warrant Stock (or the right to receive such number of shares) or shares of Common Stock having an aggregate Current Market Price equal to or greater than the Current Warrant Price for all shares then being purchased (including those being surrendered) or (iv) any combination thereof, duly endorsed by or accompanied by appropriate instruments of transfer duly executed by Holder or by Holder's attorney duly authorized in writing. For the purposes of making payment of the Warrant Price, any Note shall have a value equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of surrender in respect of payment of the Warrant Price.

If a Holder surrenders any Note having an aggregate value which exceeds the aggregate Warrant Price, the portion of such surrendered value equal to the integral multiple of $500 which is next higher than such aggregate Warrant Price shall be applied to the payment of the Warrant Price and Company shall pay the Holder an amount in cash equal to the excess (if any) of such integral multiple over the Warrant Price. A new Note shall be issued in the principal amount equal to that portion of such surrendered principal amount not applied to the Warrant Price and not paid in cash to the Holder. If the Holder surrenders any Note, the Holder shall specify the portion of the value of such surrendered Note to be applied toward the Warrant Price.

     2.2. Payment of Taxes. All shares of Common Stock issuable upon the exercise of this Warrant pursuant to the terms hereof shall be validly issued, fully paid and nonassessable and without any preemptive rights. Company shall pay all expenses in connection with, and all taxes and other governmental charges that may be imposed with respect to, the issue or delivery thereof, unless such tax or charge is imposed by law upon Holder, in which case such taxes or charges shall be paid by Holder. Company shall not be required, however, to pay any tax or other charge imposed in connection with any transfer involved in the issue of any certificate for shares of Common Stock issuable upon exercise of this Warrant in any name other than that of Holder, and in such case Company shall not be required to issue or deliver any stock certificate until such tax or other charge has been paid or it has been established to the satisfaction of Company that no such tax or other charge is due.

     2.3. Fractional Shares. Company shall not be required to issue a fractional share of Common Stock upon exercise of any Warrant. As to any fraction of a share which the Holder of one or more Warrants, the rights under which are exercised in the same transaction, would otherwise be entitled to purchase upon such exercise, Company shall pay a cash adjustment in respect of such final fraction in an amount equal to the same fraction of the Current Market Price per share of Common Stock on the date of exercise, if there is a public market for the Common Stock, or the fair market value thereof as determined in good faith by the Board of Directors of Company.

     2.4. Continued Validity A holder of shares of Common Stock issued upon the exercise of this Warrant, in whole or in part (other than a holder who acquires such shares after the same have been publicly sold pursuant to a Registration

Statement under the Securities Act or sold pursuant to Rule 144 thereunder), shall continue to be entitled with respect to such shares to all rights to which it would have been entitled as Holder under Sections 9, 10 and 18 of this Warrant. Company will, at the time of each exercise of this Warrant, in whole or in part, upon the request of the holder of the shares of Common Stock issued upon such exercise hereof, acknowledge in writing, in form reasonably satisfactory to such holder, its continuing obligation to afford to such holder all such rights; provided, however, that if such holder shall fail to make any such request, such failure shall not affect the continuing obligation of Company to afford to such holder all such rights.

III. TRANSFER, DIVISION AND COMBINATION

     3.1. Transfer. Subject to compliance with Section 9, transfer of this Warrant and all rights hereunder, in whole or in part, shall be registered on the books of Company to be maintained for such purpose, upon surrender of this Warrant at the principal office of Company referred to in Section 2.1 or the office or agency designated by Company pursuant to Section 12, together with a written assignment of this Warrant substantially in the form of Exhibit B hereto duly executed by Holder or its agent or attorney and funds sufficient to pay any transfer taxes payable upon the making of such transfer. Upon such surrender and, if required, such payment, Company shall, subject to Section 9, execute and deliver a new Warrant or Warrants in the name of the assignee or assignees and in the denomination specified in such instrument of assignment, and shall issue to the assignor a new Warrant evidencing the portion of this Warrant not so assigned, and this Warrant shall promptly be cancelled. A Warrant, if properly assigned in compliance with Section 9, may be exercised by a new Holder for the purchase of shares of Common Stock without having a new Warrant issued.

     3.2. Division and Combination. Subject to Section 9, this Warrant may be divided or combined with other Warrants upon presentation hereof at the aforesaid office or agency of Company, together with a written notice specifying the names and denominations in which new Warrants are to be issued, signed by Holder or its agent or attorney. Subject to compliance with Section 3.1 and with
Section 9, as to any transfer which may be involved in such division or combination, Company shall execute and deliver a new Warrant or Warrants in exchange for the Warrant or Warrants to be divided or combined in accordance with such notice.

     3.3. Expenses. Company shall prepare, issue and deliver at its own expense (other than transfer taxes) the new Warrant or Warrants under this Section 3.

     3.4. Maintenance of Books. Company agrees to maintain, at its aforesaid office or agency, books for the registration and the registration of transfer of the Warrants.

IV.  ADJUSTMENTS

The number of shares of Common Stock for which this Warrant is exercisable, or the price at which such shares may be purchased upon exercise of this Warrant, shall be subject to adjustment from time to time as set forth in this Section 4.

Company shall give each Holder notice of any event described below which requires an adjustment pursuant to this Section 4 at the time of such event.

     4.1. Stock Dividends, Subdivisions and Combinations. If at any time Company shall:

     (a) take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend payable in, or other distribution of, Additional Shares of Common Stock,

     (b) subdivide its outstanding shares of Common Stock into a larger number of shares of Common Stock, or

     (c) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock, then (i) the number of shares of Common Stock for which this Warrant is exercisable immediately after the occurrence of any such event shall be adjusted to equal the number of shares of Common Stock which a record holder of the same number of shares of Common Stock for which this Warrant is exercisable immediately prior to the occurrence of such event would own or be entitled to receive after the happening of such event, and (ii) the Current Warrant Price shall be adjusted to equal (A) the Current Warrant Price multiplied by the number of shares of Common Stock for which this Warrant is exercisable immediately prior to the adjustment divided by (B) the number of shares for which this Warrant is exercisable immediately after such adjustment.

     4.2. Certain Other Distributions. If at any time Company shall take a record of the holders of its Common Stock for the purpose of entitling them to receive any dividend or other distribution of:

     (a) cash,

     (b) any evidences of its indebtedness, any shares of its stock or any other securities or property of any nature whatsoever (other than cash, Convertible Securities or Additional Shares of Common Stock), or

     (c) any warrants or other rights to subscribe for or purchase any evidences of its indebtedness, any shares of its stock or any other securities or property of any nature whatsoever (other than cash, Convertible Securities or Additional Shares of Common Stock), then Holder shall be entitled to receive such dividend or distribution as if Holder had exercised the Warrant. A reclassification of the Common Stock (other than a change in par value, or from par value to no par value or from no par value to par value) into shares of Common Stock and shares of any other class of stock shall be deemed a distribution by Company to the holders of its Common Stock of such shares of such other class of stock within the meaning of this Section 4.2 and, if the outstanding shares of Common Stock shall be changed into a larger or smaller number of shares of Common Stock as a part of such reclassification, such change shall be deemed a subdivision or combination, as the case may be, of the outstanding shares of Common Stock within the meaning of Section 4.1.

4.3.       Issuance of Additional Shares of Common Stock.

     (a) If at any time Company shall (except as hereinafter provided) issue or sell any Additional Shares of Common Stock, other than Permitted Issuances, in exchange for consideration in an amount per Additional Share of Common Stock less than the Current Warrant Price at the time the Additional Shares of Common Stock are issued, then (i) the Current Warrant Price as to the number of shares for which this Warrant is exercisable prior to such adjustment shall be reduced to a price determined by dividing (A) an amount equal to the sum of (x) the number of shares of Common Stock Outstanding immediately prior to such issue or sale multiplied by the then existing Current Warrant Price, plus (y) the consideration, if any, received by Company upon such issue or sale, by (B) the total number of shares of Common Stock Outstanding immediately after such issue or sale; and (ii) the number of shares of Common Stock for which this Warrant is exercisable shall be adjusted to equal the product obtained by multiplying the Current Warrant Price in effect immediately prior to such issue or sale by the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such issue or sale and dividing the product thereof by the Current Warrant Price resulting from the adjustment made pursuant to clause (i) above.

     (b) If at any time Company shall (except as hereinafter provided) issue or sell any Additional Shares of Common Stock, other than Permitted Issuances, for consideration in an amount per Additional Share of Common Stock less than the Current Market Price at a time when there is a public market for the Common Stock, then (i) the number of shares of Common Stock for which this Warrant is exercisable shall be adjusted to equal the product obtained by multiplying the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such issue or sale by a fraction (A) the numerator of which shall be the number of shares of Common Stock Outstanding immediately after such issue or sale, and (B) the denominator of which shall be the number of shares of Common Stock Outstanding immediately prior to such issue or sale plus the number of shares which the aggregate offering price of the total number of such Additional Shares of Common Stock would purchase at the then Current Market Price; and (ii) the Current Warrant Price as to the number of shares for which this Warrant is exercisable prior to such adjustment shall be adjusted by multiplying such Current Warrant Price by a fraction (X) the numerator of which shall be the number of shares for which this Warrant is exercisable immediately prior to such issue or sale; and (Y) the denominator of which shall be the number of shares of Common Stock purchasable immediately after such issue or sale.

     (c) If at any time Company (except as hereinafter provided) shall issue or sell any Additional Shares of Common Stock, other than Permitted Issuances, in exchange for consideration in an amount per Additional Shares of Common Stock which is less than the Current Warrant Price and Current Market Price (as defined above) at the time the Additional Shares of Common Stock are issued, the adjustment required under Section 4.3 shall be made in accordance with the formula in paragraph (a) or (b) above which results in the lower Current Warrant Price following such adjustment. The provisions of paragraphs (a) and (b) of this Section 4.3 shall not apply to any issuance of Additional Shares of Common Stock for which an adjustment is provided under Section 4.1 or 4.2. No adjustment of the number of shares of Common Stock for which this Warrant shall be exercisable shall be made under paragraph (a) or (b) of this Section 4.3 upon the issuance of any Additional Shares of Common Stock which are issued pursuant to the exercise of any warrants or other subscription or purchase rights or pursuant to the exercise of any conversion or exchange rights in any Convertible Securities, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights or upon the issuance of such Convertible Securities (or upon the issuance of any warrant or other rights therefor) pursuant to Section 4.4 or Section 4.5.

     4.4. Issuance of Warrants or Other Rights. If at any time Company shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a distribution of, or shall in any manner (whether directly or by assumption in a merger in which Company is the surviving corporation) issue or sell, any warrants or other rights to subscribe for or purchase any Additional Shares of Common Stock or any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such warrants or other rights or upon conversion or exchange of such Convertible Securities shall be less than the Current Warrant Price or the Current Market Price, at a time when there is a public market price for the Common Stock, in effect immediately prior to the time of such issue or sale, then the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price shall be adjusted as provided in Section 4.3 on the basis that the maximum number of Additional Shares of Common Stock issuable pursuant to all such warrants or other rights or necessary to effect the conversion or exchange of all such Convertible Securities shall be deemed to have been issued and outstanding and Company shall be deemed to have received all of the consideration payable therefor, if any, as of the date of the issuance of such warrants or other rights. No further adjustments of the Current Warrant Price or the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such warrants or other rights or upon the actual issue of such Common Stock upon such conversion or exchange of such Convertible Securities.

     4.5 Issuance of Convertible Securities. If at any time Company shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a distribution of, or shall in any manner (whether directly or by assumption in a merger in which Company is the surviving corporation) issue or sell, any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange shall be less than the Current Warrant Price or the Current Market Price, at a time when there is a public market price for the Common Stock, in effect immediately prior to the time of such issue or sale, then the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price shall be adjusted as provided in Section 4.3 on the basis that the maximum number of Additional Shares of Common Stock necessary to effect the conversion or exchange of all such Convertible Securities shall be deemed to have been issued and outstanding and Company shall have received all of the consideration payable therefore, if any, as of the date of issuance of such Convertible Securities. No adjustment of the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price shall be made under this Section 4.5 upon the issuance of any Convertible Securities which are issued pursuant to the exercise of any warrants or other subscription or purchase rights therefore, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights pursuant to Section 4.4. No further adjustments of the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities and, if any issue or sale of such Convertible Securities is made upon exercise of any warrant or other right to subscribe for or to purchase any such Convertible Securities for which adjustments of the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price have been or are to be made pursuant to other provisions of this Section 4, no further adjustments of the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price shall be made by reason of such issue or sale.

     4.6. Superseding Adjustment. If, at any time after any adjustment of the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price shall have been made pursuant to Section 4.4 or Section
4.5 as the result of any issuance of warrants, rights or Convertible Securities,

     (a) such warrants or rights, or the right of conversion or exchange in such other Convertible Securities, shall expire, and all or a portion of such warrants or rights, or the right of conversion or exchange with respect to all or a portion of such other Convertible Securities, as the case may be, shall not have been exercised, or

     (b) the consideration per share for which shares of Common Stock are issuable pursuant to such warrants or rights, or the terms of such other Convertible Securities, shall be increased solely by virtue of provisions therein contained for an automatic increase in such consideration per share upon the occurrence of a specified date or event, then for each outstanding Warrant such previous adjustment shall be rescinded and annulled and the Additional Shares of Common Stock which were deemed to have been issued by virtue of the computation made in connection with the adjustment so rescinded and annulled shall no longer be deemed to have been issued by virtue of such computation. Thereupon, a recomputation shall be made of the effect of such rights or options or other Convertible Securities on the basis of

     (c) treating the number of Additional Shares of Common Stock or other property, if any, theretofore actually issued or issuable pursuant to the previous exercise of any such warrants or rights or any such right of conversion or exchange, as having been issued on the date or dates of any such exercise and for the consideration actually received and receivable therefor, and

     (d) treating any such warrants or rights or any such other Convertible Securities which then remain outstanding as having been granted or issued immediately after the time of such increase of the consideration per share for which shares of Common Stock or other property are issuable under such warrants or rights or other Convertible Securities; whereupon a new adjustment of the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price shall be made, which new adjustment shall supersede the previous adjustment so rescinded and annulled.

     4.7. Other Provisions Applicable to Adjustments under this Section. The following provisions shall be applicable to the making of adjustments of the number of shares of Common Stock for which this Warrant is exercisable and the Current Warrant Price provided for in this Section 4:

     (a) Computation of Consideration. To the extent that any Additional Shares of Common Stock or any Convertible Securities or any warrants or other rights to subscribe for or purchase any Additional Shares of Common Stock or any Convertible Securities shall be issued for cash consideration, the consideration received by Company therefore shall be the amount of the cash received by Company therefore, or, if such Additional Shares of Common Stock or Convertible Securities are offered by Company for subscription, the subscription price, or, if such Additional Shares of Common Stock or Convertible Securities are sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price (in any such case subtracting any amounts paid or receivable for accrued interest or accrued dividends and without taking into account any compensation, discounts or expenses paid or incurred by Company for and in the underwriting of, or otherwise in connection with, the issuance thereof). To the extent that such issuance shall be for a consideration other than cash, then, except as herein otherwise expressly provided, the amount of such consideration shall be deemed to be the fair value of such consideration at the time of such issuance as determined in good faith by the Board of Directors of Company. In case any Additional Shares of Common Stock or any Convertible Securities or any warrants or other rights to subscribe for or purchase such Additional Shares of Common Stock or Convertible Securities shall be issued in connection with any merger in which Company issues any securities, the amount of consideration therefore shall be deemed to be the fair value, as determined in good faith by the Board of Directors of Company, of such portion of the assets and business of the non-surviving corporation as such Board in good faith shall determine to be attributable to such Additional Shares of Common Stock, Convertible Securities, warrants or other rights, as the case may be. The consideration for any Additional Shares of Common Stock issuable pursuant to any warrants or other rights to subscribe for or purchase the same shall be the consideration received by Company for issuing such warrants or other rights plus the additional consideration payable to Company upon exercise of such warrants or other rights. The consideration for any Additional Shares of Common Stock issuable pursuant to the terms of any Convertible Securities shall be the consideration received by Company for issuing warrants or other rights to subscribe for or purchase such Convertible Securities, plus the consideration paid or payable to Company in respect of the subscription for or purchase of such Convertible Securities, plus the additional consideration, if any, payable to Company upon the exercise of the right of conversion or exchange in such Convertible Securities. In case of the issuance at any time of any Additional Shares of Common Stock or Convertible Securities in payment or satisfaction of any dividends upon any class of stock other than Common Stock, Company shall be deemed to have received for such Additional Shares of Common Stock or Convertible Securities a consideration equal to the amount of such dividend so paid or satisfied.

     (b) When Adjustments to Be Made. The adjustments required by this Section 4 shall be made whenever and as often as any pecified event requiring an adjustment shall occur, except that any adjustment of the number of shares of Common Stock for which this Warrant is exercisable that would otherwise be required may be postponed (except in the case of a subdivision or combination of shares of Common Stock, as provided for in Section 4.1) up to, but not beyond the date of exercise if such adjustment either by itself or with other adjustments not previously made adds or subtracts less than 1% of the shares of Common Stock for which this Warrant is exercisable immediately prior to the making of such adjustment; provided that Company shall promptly provide Holder with calculations, in reasonable detail, of any such adjustment. Any adjustment representing a change of less than such minimum amount (except as aforesaid) which is postponed shall be carried forward and made as soon as such adjustment, together with other adjustments required by this Section 4 and not previously made, would result in a minimum adjustment or on the date of exercise. For the purpose of any adjustment, any specified event shall be deemed to have occurred at the close of business on the date of its occurrence.

     (c) Fractional Interests. In computing adjustments under this Section 4, fractional interests in Common Stock shall be taken into account to the nearest 1/10th of a share.

     (d) When Adjustment Not Required. If Company shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend or distribution or subscription or purchase rights and shall, thereafter and before the distribution to stockholders thereof, legally abandon its plan to pay or deliver such dividend, distribution, subscription or purchase rights, then thereafter no adjustment shall be required by reason of the taking of such record and any such adjustment previously made in respect thereof shall be rescinded and annulled.

     (e) Escrow of Warrant Stock. If after any property becomes distributable pursuant to this Section 4 by reason of the taking of any record of the holders of Common Stock, but prior to the occurrence of the event for which such record is taken, and Holder exercises this Warrant, any Additional Shares of Common Stock issuable upon exercise by reason of such adjustment shall be deemed the last shares of Common Stock for which this Warrant is exercised (notwithstanding any other provision to the contrary herein) and such shares or other property shall be held in escrow for Holder by Company to be issued to Holder upon and to the extent that the event actually takes place, upon payment of the then Current Warrant Price. Notwithstanding any other provision to the contrary herein, if the event for which such record was taken fails to occur or is rescinded, then such escrowed shares shall be cancelled by Company and escrowed property returned.

     (f) Challenge to Good Faith Determination. Whenever the Board of Directors of Company shall be required to make a determination in good faith of the fair value of any item under this Section 4, such determination may be challenged in good faith by the Majority Holders, and any dispute shall be resolved by an investment banking firm of recognized national standing selected by Company and acceptable to the Majority Holders.

     4.8. Reorganization, Reclassification, Merger, Consolidation or Disposition of Assets. In case Company shall reorganize its capital, reclassify its capital stock, consolidate or merge with or into another corporation (where Company is not the surviving corporation or entity or where there is a change in or distribution with respect to the Common Stock of Company), or sell, transfer or otherwise dispose of all or substantially all its property, assets or business to another corporation or entity and, pursuant to the terms of such
reorganization,   reclassification,  merger,  consolidation  or  disposition  of assets, shares of common stock of the successor or acquiring corporation or entity, or any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) in addition to or in lieu of common stock of the successor or acquiring corporation ("Other Property"), are to be received by or distributed to the holders of Common Stock of Company, then each Holder shall have the right thereafter to receive, upon exercise of such Warrant, the number of shares of common stock of the successor or acquiring corporation or entity or of Company, if it is the surviving corporation or entity, and Other Property receivable upon or as a result of such reorganization, reclassification, merger, consolidation or disposition of assets by a holder of the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such event. In case of any such reorganization, reclassification, merger, consolidation or disposition of assets, the successor or acquiring corporation or entity (if other than Company) shall expressly assume the due and punctual observance and performance of each and every covenant and condition of this Warrant to be performed and observed by Company and all the obligations and liabilities hereunder, subject to such modifications as may be deemed appropriate (as determined by resolution of the Board of Directors of Company) in order to provide for adjustments of shares of Common Stock for which this Warrant is exercisable which shall be as nearly equivalent as practicable to the adjustments provided for in this Section
4. For purposes of this Section 4.8, "common stock of the successor or acquiring corporation or entity" shall include stock of such corporation or entity of any class which is not preferred as to dividends or assets over any other class of stock of such corporation and which is not subject to redemption and shall also include any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this Section 4.8 shall similarly apply to successive reorganizations, reclassifications, mergers, consolidations or dispositions of assets.

     4.9. Certain Limitations. Notwithstanding anything herein to the contrary, Company agrees not to enter into any transaction which, by reason of any adjustment hereunder, would cause the Current Warrant Price to be less than the par value per share of Common Stock.

V. NOTICES TO WARRANT HOLDERS

     5.1. Notice of Adjustments. Whenever the number of shares of Common Stock for which this Warrant is exercisable, or whenever the price at which a share of such Common Stock may be purchased upon exercise of the Warrants, shall be adjusted pursuant to Section 4, Company shall forthwith prepare a certificate to be executed by the chief financial officer of Company setting forth, in reasonable detail, the event requiring the adjustment and the method by which such adjustment was calculated (including a description of the basis on which the Board of Directors of Company determined the fair value of any evidences of indebtedness, shares of stock, other securities or property or warrants or other subscription or purchase rights referred to in Section 4.2 or 4.7(a)), specifying the number of shares of Common Stock for which this Warrant is exercisable and (if such adjustment was made pursuant to Section 4.7 or 4.8) describing the number and kind of any other shares of stock or Other Property for which this Warrant is exercisable, and any change in the purchase price or prices thereof, after giving effect to such adjustment or change. Company shall promptly cause a signed copy of such certificate to be delivered to each Holder in accordance with Section 18.2. Company shall keep at its office or agency designated pursuant to Section 12 copies of all such certificates and cause the same to be available for inspection at said office during normal business hours by any Holder or any prospective purchaser of a Warrant designated by a Holder thereof.

     5.2. Notice of Corporate Action. If at any time

     (a) Company shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend or other distribution, or any right to subscribe for or purchase any evidences of its indebtedness, any shares of stock of any class or any other securities or property, or to receive any other right, or

     (b) there shall be any capital reorganization of Company, any reclassification or recapitalization of the capital stock of Company or any consolidation or merger of Company with, or any sale, transfer or other disposition of all or substantially all the property, assets or business of Company to, another corporation, or

     (c) there shall be a voluntary or involuntary dissolution, liquidation or winding up of Company;

then, in any one or more of such cases, Company shall give to Holder (i) at least 30 days' prior written notice (or in the case of an involuntary dissolution, as soon as practicable) of the date on which a record date shall be selected for such dividend, distribution or right or for determining rights to vote in respect of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up and (ii) in the case of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up, at least 30 days' prior written notice of the date when the same shall take place. Such notice in accordance with the foregoing clause also shall specify
(i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, the date on which the holders of Common Stock shall be entitled to any such dividend, distribution or right, and the amount and character thereof, and (ii) the date on which any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up is to take place and the time, if any such time is to be fixed, as of which the holders of Common Stock shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up. Each such written notice shall be sufficiently given if addressed to Holder at the last address of Holder appearing on the books of Company and delivered in accordance with Section 18.2.

VI. NO IMPAIRMENT

Company shall not by any action, including, without limitation, amending its certificate of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such actions as may be necessary or appropriate to protect the rights of Holder against impairment. Without limiting the generality of the foregoing, Company will (a) not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the amount payable therefor upon such exercise immediately prior to such increase in par value, (b) take all such action as may be necessary or appropriate in order that Company may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant, and (c) use its best efforts to obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable Company to perform its obligations under this Warrant. Upon the request of Holder, Company will at any time during the period this Warrant is outstanding acknowledge in writing, in form satisfactory to Holder, the continuing validity of this Warrant and the obligations of Company hereunder.

VII. RESERVATION AND AUTHORIZATION OF COMMON STOCK; REGISTRATION WITH OR APPROVAL OF ANY GOVERNMENTAL AUTHORITY

From and after the date hereof, Company shall at all times reserve and keep available for issue upon the exercise of Warrants such number of its authorized but unissued shares of Common Stock as will be sufficient to permit the exercise in full of all outstanding Warrants. All shares of Common Stock which shall be so issuable, when issued upon exercise of any Warrant and payment therefore in accordance with the terms of such Warrant, shall be duly and validly issued and fully paid and non-assessable, and not subject to preemptive rights.

Before taking any action which would cause an adjustment reducing the Current Warrant Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of the Warrants, Company shall take any corporate action which may be necessary in order that Company may validly and legally issue fully paid and non-assessable shares of such Common Stock at such adjusted Current Warrant Price.

Before taking any action which would result in an adjustment in the number of shares of Common Stock for which this Warrant is exercisable or in the Current Warrant Price, Company shall obtain all such authorizations or exemptions thereof, or consents thereto, as may be necessary from any public regulatory body or bodies having jurisdiction thereof.

If any shares of Common Stock required to be reserved for issuance upon exercise of Warrants require registration or qualification with any governmental authority or other governmental approval or filing under any federal or state law (otherwise than as provided in Section 9) before such shares may be so issued, Company will in good faith and as expeditiously as possible and at its expense endeavor to cause such shares to be duly registered.

VIII. TAKING OF RECORD; STOCK AND WARRANT TRANSFER BOOKS

In the case of all dividends or other distributions by Company to the holders of its Common Stock with respect to which any provision of Section 4 refers to the taking of a record of such holders, Company will in each such case take such a record and will take such record as of the close of business on a Business Day. Company will not at any time, except upon dissolution, liquidation or winding up of Company, close its stock transfer books or Warrant transfer books so as to result in preventing or delaying the exercise or transfer of any Warrant.

IX. RESTRICTIONS ON TRANSFERABILITY

The Warrants and the Warrant Stock shall not be transferred, hypothecated or assigned before satisfaction of the conditions specified in this Section 9 and in no case in violation of applicable provisions of the Securities Act. Holder, by acceptance of this Warrant, agrees to be bound by the provisions of this
Section 9.

9.1. Restrictive Legend.

     (a) Except as otherwise provided in this Section 9, each certificate for Warrant Stock initially issued upon the exercise of this Warrant, and each certificate for Warrant Stock issued to any subsequent transferee of any such certificate, shall be stamped or otherwise imprinted with a legend in substantially the following form:

          "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, or any applicable state securities laws, and are subject to the conditions specified in a certain Warrant dated June 30, 2003, originally issued by THERMOVIEW INDUSTRIES, INC. No transfer of the shares represented by this certificate shall be valid or effective until such conditions have been fulfilled. A copy of the form of said Warrant is on file with the Secretary of THERMOVIEW INDUSTRIES, INC. The holder of this certificate, by acceptance of this certificate, agrees to be bound by the provisions of such Warrant."

     (b) Except as otherwise provided in this Section 9, each Warrant shall be stamped or otherwise imprinted with a legend in substantially the following form:

          "This Warrant and the securities represented hereby have not been registered under the Securities Act of 1933, as amended (the "Act"), or any applicable state securities laws, and may not be transferred in violation of the Act or such laws, the rules and regulations under the Act or the provisions of this Warrant."

     9.2. Registration Rights The Warrants and the Warrant Stock issuable pursuant to this Warrant shall constitute "Warrant Stock" under and as described in the Warrant to purchase 1,666,028 Shares of Common Stock of the Company dated as of July 8, 1999, as such Warrant may be amended, modified, supplemented or restated from time to time, and shall have all of the rights and benefits described in Sections 9.2 through 9.7 therein; provided, however, that Company shall not be required to effect any registration of Warrant Stock issued or issuable upon exercise of this Warrant until the earlier to occur of (i) December 31, 2002 and (ii) the date on which Company shall again be eligible to file a registration statement on Form S-3 (or other comparable short form) under the Securities Act.

     9.3. Termination of Restrictions. Notwithstanding the foregoing provisions of Section 9, the restrictions imposed by this Section upon the transferability of the Warrants, the Warrant Stock and the Restricted Common Stock (or Common Stock issuable upon the exercise of the Warrants) and the legend requirements of
Section 9.1 shall terminate as to any particular Warrant or share of Warrant Stock or Restricted Common Stock (or Common Stock issuable upon the exercise of the Warrants) (i) when and so long as such security shall have been effectively registered under the Securities Act and disposed of pursuant thereto or (ii) when Company shall have received an opinion of counsel reasonably satisfactory to it that such shares may be transferred without registration thereof under the Securities Act. Whenever the restrictions imposed by Section 9 shall terminate as to this Warrant, as hereinabove provided, the Holder hereof shall be entitled to receive from Company, at the expense of Company, a new Warrant bearing the following legend in place of the restrictive legend set forth hereon:

               "THE RESTRICTIONS ON TRANSFERABILITY OF THE WITHIN WARRANT CONTAINED IN SECTION 9 HEREOF TERMINATED ON __________, AND ARE OF NO FURTHER FORCE AND EFFECT."

All Warrants issued upon registration of transfer, division or combination of, or in substitution for, any Warrant or Warrants entitled to bear such legend shall have a similar legend endorsed thereon. Whenever the restrictions imposed by this Section shall terminate as to any share of Restricted Common Stock, as hereinabove provided, the holder thereof shall be entitled to receive from Company, at Company's expense, a new certificate representing such Common Stock not bearing the restrictive legend set forth in Section 9.1(a).

     9.4. Listing on Securities Exchange. If Company shall list any shares of Common Stock on any securities exchange, it will, at its expense, list thereon, maintain and, when necessary, increase such listing of, all shares of Common Stock issued or, to the extent permissible under the applicable securities exchange rules, issuable upon the exercise of this Warrant so long as any shares of Common Stock shall be so listed during any such Exercise Period.

     9.5. Certain Limitations on Registration Rights. Notwithstanding the other provisions of Section 9:

               (i) Company shall not be obligated to register the Warrant Stock of any holder if, in the opinion of counsel to Company reasonably satisfactory to the holder and its counsel (or, if the holder has engaged an investment banking firm, to such investment banking firm and its counsel), the sale or other disposition of such holder's
          Warrant Stock, in the manner proposed by such holder (or by such investment banking firm), may be effected without registering such Warrant Stock under the Securities Act; and

               (ii) Company shall not be obligated to register the Warrant Stock of any holder pursuant to Section 9.3, if Company has had a registration statement, under which such holder had a right to have its Warrant Stock included pursuant to Sections 9.3 or 9.4, declared effective within six months prior to the date of the request pursuant to Section 9.3.

     9.6. Selection of Managing Underwriters. The managing underwriter or underwriters for any offering of Warrant Stock to be registered pursuant to
Section 9.3 shall be selected by the holders of a majority of the shares being so registered (other than any shares being registered pursuant to Section 9.4) and shall be reasonably acceptable to Company.

X. SUPPLYING INFORMATION

Company shall cooperate with each Holder of a Warrant and each holder of Restricted Common Stock in supplying such information as may be reasonably necessary for such holder to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of an exemption from the Securities Act for the sale of any Warrant or Restricted Common Stock.

XI. LOSS OR MUTILATION

Upon receipt by Company from any Holder of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of this Warrant and indemnity reasonably satisfactory to it (it being understood that the written agreement of GE Capital shall be sufficient indemnity), and in case of mutilation upon surrender and cancellation hereof, Company will execute and deliver in lieu hereof a new Warrant of like tenor to such Holder; provided in the case of mutilation, no indemnity shall be required if this Warrant in identifiable form is surrendered to Company for cancellation.

XII. OFFICE OF COMPANY

As long as any of the Warrants remain outstanding, Company shall maintain an office or agency (which may be the principal executive offices of Company) where the Warrants may be presented for exercise, registration of transfer, division or combination as provided in this Warrant.

XIII. FINANCIAL AND BUSINESS INFORMATION

     13.1. Quarterly Information. Company will deliver to each Holder, as soon as practicable after the end of each of the first three quarters of Company, and in any event within 45 days thereafter, one copy of an unaudited consolidated balance sheet of Company and its subsidiaries as at the close of such quarter, and the related unaudited consolidated statements of income and cash flows of Company for such quarter and, in the case of the second and third quarters, for the portion of the fiscal year ending with such quarter, setting forth for each quarter in comparative form the figures for the corresponding periods in the previous fiscal year. Such financial statements shall be prepared by Company in accordance with GAAP and accompanied by the certification of Company's chief executive officer or chief financial officer that such financial statements are complete and correct and present fairly the consolidated financial position, results of operations and cash flows of Company and its subsidiaries as at the end of such quarter and for such year-to-date period, as the case may be.

     13.2. Annual Information. Company will deliver to each Holder as soon as practicable after the end of each fiscal year of Company, and in any event within 90 days thereafter, one copy of:

               (i) an audited consolidated balance sheet of Company and its subsidiaries as at the end of such year, and

               (ii) audited consolidated statements of income, retained earnings and cash flows of Company and its subsidiaries for such year;

setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all prepared in accordance with GAAP, and which audited financial statements shall be accompanied by (i) an opinion thereon of the independent certified public accountants regularly retained by Company, or any other "Big 5" accounting firm (or any successor thereto) selected by Company and (ii) a report of such independent certified public accountants confirming any adjustment made pursuant to Section 4 during such year.

     13.3. Filings. Company will file on or before the required date all regular or periodic reports (pursuant to the Exchange Act) with the Commission and will deliver to Holder promptly upon their becoming available one copy of each report, notice or proxy statement sent by Company to its stockholders generally, and of each regular or periodic report (pursuant to the Exchange Act) and any Registration Statement, prospectus or written communication (other than transmittal letters) (pursuant to the Securities Act), filed by Company with (i) the Commission or (ii) any securities exchange on which shares of Common Stock are listed.

XIV. [INTENTIONALLY OMITTED].

XV. [INTENTIONALLY OMITTED].

XVI. LIMITATION OF LIABILITY

No provision hereof, in the absence of affirmative action by Holder to purchase shares of Common Stock, and no enumeration herein of the rights or privileges of Holder hereof, shall give rise to any liability of such Holder for the purchase price of any Common Stock or as a stockholder of Company, whether such liability is asserted by Company or by creditors of Company. XVII. [INTENTIONALLY OMITTED].

XVII. [INTENTIONALLY OMITTED].

XVIII. MISCELLANEOUS

     18.1. Nonwaiver and Expenses. No course of dealing or any delay or failure to exercise any right hereunder on the part of Holder shall operate as a waiver of such right or otherwise prejudice Holder's rights, powers or remedies. If Company fails to make, when due, any payments provided for hereunder, or fails to comply with any other provision of this Warrant, Company shall pay to Holder such amounts as shall be sufficient to cover any costs and expenses including, but not limited to, reasonable attorneys' fees, including those of appellate proceedings, incurred by Holder in collecting any amounts due pursuant hereto or in otherwise enforcing any of its rights, powers or remedies hereunder.

     18.2. Notice Generally. Any notice, demand, request, consent, approval, declaration, delivery or other communication hereunder to be made pursuant to the provisions of this Warrant shall be sufficiently given or made if in writing and either delivered in person with receipt acknowledged or sent by registered or certified mail, return receipt requested, postage prepaid, or by telecopy and confirmed by telecopy answerback, addressed as follows:

               (a) If to any Holder or holder of Warrant Stock, at its last known address appearing on the books of Company maintained for such purpose.

               (b) If to Company at

                           ThermoView Industries, Inc.
                           5611 Fern Valley Road
                           Louisville, Kentucky  40228
                           Attention: Charles L. Smith, Chief Executive Officer Telecopy Number: (502) 968-2020

                           with a copy to:

                           Stites & Harbison
                           400 West Market Street
                           Suite 1800
                           Louisville, Kentucky  40202
                           Attention:  Alex P. Herrington, Jr. (Mike)
                           Telecopy Number:  (502) 587-6391

or at such other address as may be substituted by notice given as herein provided. The giving of any notice required hereunder may be waived in writing by the party entitled to receive such notice. Every notice, demand, request, consent, approval, declaration, delivery or other communication hereunder shall be deemed to have been duly given or served on the date on which personally delivered, with receipt acknowledged, telecopied and confirmed by telecopy answerback, or three (3) Business Days after the same shall have been deposited in the United States mail. Failure or delay in delivering copies of any notice, demand, request, approval, declaration, delivery or other communication to the person designated above to receive a copy shall in no way adversely affect the effectiveness of such notice, demand, request, approval, declaration, delivery or other communication.

     18.3. Indemnification. Company agrees to indemnify and hold harmless Holder from and against any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses and disbursements of any kind which may be imposed upon, incurred by or asserted against Holder in any manner relating to or arising out of (i) Holder's exercise of this Warrant and/or ownership of any shares of Warrant Stock issued in consequence thereof or (ii) any litigation to which Holder is made a party in its capacity as a stockholder of Company; provided, however, that Company will not be liable hereunder to the extent that any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses or disbursements are found in a final non-appealable judgment by a court to have resulted from Holder's gross negligence, bad faith or willful misconduct in its capacity as a stockholder or warrantholder of Company.

     18.4. Remedies. Each holder of Warrant and Warrant Stock, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under Section 9 of this Warrant. Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of Section 9 of this Warrant and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.

     18.5. Successors and Assigns. Subject to the provisions of Sections 3.1 and 9, this Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the successors of Company and the successors and assigns of Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant and, with respect to Section 9 hereof, holders of Warrant Stock, and shall be enforceable by any such Holder or holder of Warrant Stock.

     18.6. Amendment. This Warrant and all other Warrants may be modified or amended or the provisions hereof waived with the written consent of Company and the Majority Holders, provided that no such Warrant may be modified or amended to reduce the number of shares of Common Stock for which such Warrant is exercisable or to increase the price at which such shares may be purchased upon exercise of such Warrant (before giving effect to any adjustment as provided therein) without the prior written consent of the Holder thereof.

     18.7. Severability. Wherever possible, each provision of this Warrant shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Warrant.

     18.8. Headings. The headings used in this Warrant are for the convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant.

     18.9. Governing Law. This Warrant shall be governed by the laws of the State of New York, without regard to the provisions thereof relating to conflict of laws.

     18.10. Waiver of Jury Trial. Company hereby waives all right to trial by jury in any action or proceeding to enforce or defend any rights under this Warrant.

IN WITNESS WHEREOF, Company has caused this Warrant to be duly executed by its duly authorized officer.

Dated:  June 30, 2003

                           THERMOVIEW INDUSTRIES, INC.




                         By:___________________________
                             Name:
                             Title:

                                    EXHIBIT A
                                SUBSCRIPTION FORM
                 [To be executed only upon exercise of Warrant]


The undersigned registered owner of this Warrant irrevocably exercises this Warrant for the purchase of ______ Shares of Common Stock of THERMOVIEW INDUSTRIES, INC. and herewith makes payment therefore, all at the price and on the terms and conditions specified in this Warrant and requests that certificates for the shares of Common Stock hereby purchased (and any securities or other property issuable upon such exercise) be issued in the name of and delivered to _____________ whose address is _________________ and, if such shares of Common Stock shall not include all of the shares of Common Stock issuable as provided in this Warrant, that a new Warrant of like tenor and date for the balance of the shares of Common Stock issuable hereunder be delivered to the undersigned.





                                            -------------------------------
                                            (Name of Registered Owner)


                                            -------------------------------
                                            (Signature of Registered Owner)


                                            -------------------------------
                                            (Street Address)


                                            -------------------------------
                                            (City) (State) (Zip Code)



NOTICE: The signature on this subscription must correspond with the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatsoever.

                                    EXHIBIT B
                                 ASSIGNMENT FORM

FOR VALUE RECEIVED the undersigned registered owner of this Warrant hereby sells, assigns and transfers unto the Assignee named below all of the rights of the undersigned under this Warrant, with respect to the number of shares of Common Stock set forth below:
Name and Address of Assignee                    No. of Shares of
                                                Common Stock



and does hereby irrevocably constitute and appoint __________________________ attorney-in-fact to register such transfer on the books of THERMOVIEW INDUSTRIES, INC. maintained for the purpose, with full power of substitution in the premises.


Dated:__________________                 Print Name:
                                                   -----------------------------
                                         Signature:
                                                   -----------------------------
                                         Witness:
                                               ---------------------------------



NOTICE: The signature on this subscription must correspond with the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatsoever.

1.       DEFINITIONS...........................................................2

2.       EXERCISE OF WARRANT...................................................5

         2.1.     Manner of Exercise...........................................5

         2.2.     Payment of Taxes.............................................6

         2.3.     Fractional Shares............................................6

         2.4.     Continued Validity...........................................6

3.       TRANSFER, DIVISION AND COMBINATION....................................7

         3.1.     Transfer.....................................................7

         3.2.     Division and Combination.....................................7

         3.3.     Expenses.....................................................7

         3.4.     Maintenance of Books.........................................7

4.       ADJUSTMENTS...........................................................7

         4.1.     Stock Dividends, Subdivisions and Combinations...............7

         4.2.     Certain Other Distributions..................................8

         4.3.     Issuance of Additional Shares of Common Stock................8

         4.4.     Issuance of Warrants or Other Rights.........................9

         4.5.     Issuance of Convertible Securities..........................10

         4.6.     Superseding Adjustment......................................10

         4.7.     Other Provisions Applicable to Adjustments
                        under this Section....................................11

         4.8.     Reorganization, Reclassification, Merger,
                        Consolidation or Disposition of Assets................13

         4.9.     Certain Limitations.........................................13

5.       NOTICES TO WARRANT HOLDERS...........................................14

         5.1.     Notice of Adjustments.......................................14

         5.2.     Notice of Corporate Action..................................14

6.       NO IMPAIRMENT........................................................15

7.       RESERVATION AND AUTHORIZATION OF COMMON STOCK; REGISTRATION
                        WITH OR APPROVAL OF ANY GOVERNMENTAL AUTHORITY........15

8.       TAKING OF RECORD; STOCK AND WARRANT TRANSFER BOOKS...................16

9.       RESTRICTIONS ON TRANSFERABILITY......................................16

         9.1.     Restrictive Legend..........................................16

         9.2.     Registration Rights.........................................16

         9.3.     Termination of Restrictions.................................17

         9.4.     Listing on Securities Exchange..............................17

         9.5.     Certain Limitations on Registration Rights..................17

         9.6.     Selection of Managing Underwriters..........................17

10.      SUPPLYING INFORMATION................................................18

11.      LOSS OR MUTILATION...................................................18

12.      OFFICE OF COMPANY....................................................18

13.      FINANCIAL AND BUSINESS INFORMATION...................................18

         13.1.    Quarterly Information.......................................18

         13.2.    Annual Information..........................................18

         13.3.    Filings.....................................................19

14.      [INTENTIONALLY OMITTED]..............................................19

15.      [INTENTIONALLY OMITTED]..............................................19

16.      LIMITATION OF LIABILITY..............................................19

17.      [INTENTIONALLY OMITTED]..............................................19

18.      MISCELLANEOUS........................................................19

         18.1.    Nonwaiver and Expenses......................................19

         18.2.    Notice Generally............................................19

         18.3.    Indemnification.............................................20

         18.4.    Remedies....................................................20

         18.5.    Successors and Assigns......................................20

         18.6.    Amendment...................................................21

         18.7.    Severability................................................21

         18.8.    Headings....................................................21

         18.9.    Governing Law...............................................21

         18.10. Waiver of Jury Trial..........................................21

EXHIBIT A SUBSCRIPTION FORM....................................................2

EXHIBIT B ASSIGNMENT FORM......................................................3

                                                                 Exhibit 10.131

                            SECOND AMENDMENT TO NOTES

     THIS SECOND AMENDMENT TO NOTES (the "Amendment") is made and entered into as of the 30th day of June, 2003, by and between [I] THERMOVIEW INDUSTRIES, INC., a Delaware corporation ("ThermoView") , [ii] AMERICAN HOME DEVELOPERS CO., INC., a California corporation ("American Home"), [iii] FIVE STAR BUILDERS,
INC., a California corporation ("Five Star"), [iv] KEY HOME CREDIT, INC., a Delaware corporation ("Key Home"), [v] KEY HOME MORTGAGE, INC., a Delaware corporation ("Key Home Mortgage"), [vi] LEINGANG SIDING AND WINDOW, INC., a North Dakota business corporation ("Leingang Siding"), [vii] PRECISION WINDOW MFG., INC., a Missouri corporation ("Precision"), [viii] PRIMAX WINDOW CO., a Kentucky corporation ("Primax"), [ix] ROLOX, INC., a Kansas corporation ("Rolox"), [x] TD WINDOWS, INC., a Kentucky corporation ("TD Windows"), [xi] THERMAL LINE WINDOWS, INC., a North Dakota corporation ("Thermal Line"), [xii] THERMOVIEW OF MISSOURI, INC., a Missouri corporation ("ThermoView-Missouri"), [xiii] THERMO-TILT WINDOW COMPANY, a Delaware corporation ("Thermo-Tilt"), [xiv]THERMO-SHIELD OF AMERICA (ARIZONA), INC., an Arizona corporation ("Thermo-Shield Arizona"), [xv] THERMO-SHIELD OF AMERICA (MICHIGAN), INC., a Michigan corporation ("Thermo-Shield Michigan"), [xvi] THERMO-SHIELD COMPANY, LLC, an Illinois limited liability company ("Thermo-Shield Company"), [xvii] THERMO-SHIELD OF AMERICA (WISCONSIN), LLC, a Wisconsin limited liability company ("Thermo-Shield Wisconsin"), [xviii] THERMOVIEW ADVERTISING GROUP, INC., a Delaware corporation ("ThermoView Advertising") and [xix] THOMAS CONSTRUCTION, INC., a Missouri corporation ("Thomas Construction"), (ThermoView, American Home, Five Star, Key Home, Key Home Mortgage, Leingang Siding, Precision, Primax, Rolox, TD Windows, Thermal Line, ThermoView-Missouri, Thermo-Tilt, Thermo-Shield Arizona, Thermo-Shield Michigan, Thermo-Shield Company, Thermo-Shield Wisconsin, ThermoView Advertising and Thomas Construction individually are referred to in this Agreement as a "Maker" and collectively as the "Makers") having an address in care of ThermoView Industries, Inc., 5611 Fern Valley Road, Louisville, Kentucky 40228, and Stephen A. Hoffmann (hereinafter referred to as "Lender"), having an address at 2631 Bushwood Rd., Anchorage, Kentucky 40223.

                             PRELIMINARY STATEMENTS

     ThermoView and Makers have previously issued to Lender two promissory notes dated March 22, 2001 in the principal amounts of $900,000.00 and $300,000.00 (the "Notes"), both of which are due and payable on June 30, 2003 (the "Maturity Date"). The Lender has previously provided to ThermoView and Makers an oral agreement to amend the Maturity Date of the Notes from December 31, 2004 to September 30, 2006.

     NOW, THEREFORE, in consideration of these preliminary statements and the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1. Amendment to Maturity Date

     (a) Lender hereby consents to amend the Maturity Date of the Notes from December 31, 2004 to September 30, 2006.

     (b) Except as specifically amended above in connection herewith, each Note shall remain in full force and effect and is hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Lenders under any of the Notes or constitute a waiver of any provision of any of the Notes.

     2. Miscellaneous.

     (a) Entire Agreement. This Amendment embodies the entire agreement and understanding between the parties hereto with respect to the Maturity Date of the Notes and supersedes all prior oral or written agreements and understandings relating to same. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in this Amendment shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Amendment.

     (b) Modifications and Amendments. The terms and provisions of this Amendment may be modified or amended only by written agreement executed by all parties hereto.

     (c) Benefit. This Amendment shall be binding on the parties hereto and shall inure to the benefit of the parties hereto and the respective successors and permitted assigns of each party hereto. Nothing in this Amendment shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Amendment.

     (d) Governing Law. This Amendment and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the Commonwealth of Kentucky, without giving effect to the conflict of law principles thereof.

     (e) Severability. In the event that any court of competent jurisdiction shall determine that any provision, or any portion thereof, contained in this Amendment shall be unreasonable or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court deems it reasonable and enforceable, and as so limited shall remain in full force and effect. In the event that such court shall deem any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Amendment shall nevertheless remain in full force and effect.

     (f) Headings and Captions. The headings and captions of the various subdivisions of this Amendment are for convenience of reference only and shall in no way modify, or affect the meaning or construction of any of the terms or provisions hereof.

     (g) Counterparts. This Amendment may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, ThermoView and the Makers have caused this Amendment to be executed by its duly authorized officer and Lender has executed this

Amendment all as of the date first above written.


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


By: ___________________________
         Charles L. Smith, President


LENDER:

_______________________________
Stephen A. Hoffmann

                                                                 Exhibit 10.132

June 27, 2003
13397 Lakefront Drive, LLC
13397 Lakefront Drive
Earth City, Missouri 63045
Attention:  Rodney H. Thomas

RE: Lease dated January 1, 1999 (the "Lease") between 13397 Lakefront Drive, LLC ("Landlord") and Thomas Construction, Inc. ("Tenant")

This letter is from Tenant to Landlord with respect to the referenced Lease. All terms used in the Lease shall have the same meaning in this letter unless redefined.

Under the terms of the Lease the Initial Lease Term will expire on December 31, 2003. Pursuant to the terms of the Lease the Tenant may exercise its right to renew the Lease. Tenant hereby exercises such right and gives this irrevocable written notice to Landlord that the Renewal Term, commencing as of January 1, 2004 and continuing for a three year period expiring December 31, 2006, has been exercised and may be relied upon by Landlord, subject to the following conditions:

a) Amendment to triple net lease agreement signed and dated April 14, 2000 between Thomas Construction, Inc., and 13397 Lakefront Drive, LLC is voided.

b) The refinancing agreement between G.E.Capital Equity Investments, Inc., is signed and concluded no later than June 30, 2003. c) All of ThermoView's preferred shareholders consent by June 30, 2003 to revisions in the preferred stock agreements as outlined in the draft agreements.

d) Thomas Construction Inc. and Rodney H. Thomas agree to the exchange of two predictive dialers owned by Rodney H. Thomas for the phone system (and related hardware, software, and peripheral equipment) currently owned by Thomas Construction and used at the premises subject to this lease. Thomas Construction will retain the use of the phone system at the premises during the term of this lease, including any extensions or renewals thereof.

Please execute a duplicate original of this letter evidencing your receipt of this written notice exercising the renewal option for the first Renewal Term of the Lease. The written signature of the Tenant, which we have mutually agreed may be by facsimile, and acceptance by Landlord on the duplicate copy of this letter (by facsimile, mailing or both) is agreed to satisfy the notice requirements of the Lease. In any event, the original of this letter containing the Tenant's signature will be promptly forwarded to Landlord even though the timely giving of this notice by facsimile as aforesaid will bind the parties.

Regards,
Thomas Construction, Inc.,
By:
   --------------------------------------------------
         Charles L. Smith, President

ACCEPTED:
13397 Lakefront Drive, LLC,
By:
   --------------------------------------------------
         Rodney H. Thomas, Member

CERTIFICATION                                                       Exhibit 31.1

I, Charles L. Smith, certify that:

1)   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  ThermoView
     Industries, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signature and Title: /s/ Charles L. Smith                  Date: August 14, 2003
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

CERTIFICATION                                                       Exhibit 31.2

I, James J. TerBeest, certify that:

1)   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  ThermoView
     Industries, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signature and Title: /s/ James J. TerBeest                 Date: August 14, 2003
                    ------------------------              ----------------------
                    Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to ThermoView Industries, Inc. and will be retained by ThermoView Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.1


     Charles L. Smith and James J. TerBeest, being the Chief Executive Officer and Chief Financial Officer, respectively, of ThermoView Industries, Inc., hereby certify as of this 14th day of August, 2003, that the Form 10-Q for the Quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ThermoView Industries, Inc.

By: /s/ Charles L. Smith
-----------------------------------------
Charles L. Smith,
Chief Executive Officer


By: /s/ James J. TerBeest
-----------------------------------------
James J. TerBeest,
Chief Financial Officer

                                                                  Exhibit . 99.1

NEWS RELEASE

FOR IMMEDIATE RELEASE

ThermoView Industries Inc. Reports Income for Second Quarter 2003 After Recognizing Gains from Debt and Preferred Stock Restructuring

LOUISVILLE, Ky. (August 13, 2003) - ThermoView Industries Inc. (AMEX: THV), which designs, manufactures and markets home improvements under the brand name "THV: America's Home Improvement Company," today reported financial results for the second quarter and six months ending June 30, 2003.

     Second quarter 2003 revenues were $18.1 million, compared to year-ago quarterly revenues of $23.8 million. The net income attributable to common stockholders was $795,000, or 9 cents per basic share and 8 cents per diluted share, for the second quarter of 2003 after a $796,000 unusual gain related to converting $1 million of debt to 680,000 common stock warrants and a $796,000 benefit from redeeming $1 million of the Series D preferred stock for another 680,000 common stock warrants. That compares to a net income related to common stockholders of $579,000, or 6 cents per share for the second quarter of 2002.

     Revenues for the first six months of 2003 were $34.3 million, compared to revenues of $44.5 million for the first six months of 2002. The net loss attributable to common stockholders was $963,000, or 10 cents per basic and diluted share, for the first six months of 2003 after a $796,000 unusual gain related to converting $1 million of debt to 680,000 common stock warrants and a $796,000 benefit from redeeming $1 million of the Series D preferred stock for another 680,000 common stock warrants. That compares to a net loss attributable to common stockholders for the first six months of 2002 of $30.4 million, or $3.39 per share, including a non-cash charge for writing off impaired goodwill. Without the $30 million ($3.35 per share) charge for impaired goodwill, the net loss attributable to common stockholders for the first six months of 2002 was $361,000, or 4 cents per share.

     "ThermoView's second quarter reflects the accomplishment of one of our major long term goals in the restructure of our debt, tempered by a period of disappointing sales," said Charles L. Smith, CEO and President of ThermoView. "The benefits of our debt restructure should allow us to strengthen our bottom line, as we expect sales to improve in what is historically our best selling season of the year," said Smith.

     Smith continued "We are aware, as management will outline in our second quarter 10-Q, if our third quarter performance does not significantly improve, ThermoView could encounter financial loan covenant issues and cash shortages. I am confident that we are taking the necessary steps to improve our performance," said Smith.

ThermoView's August 13 conference call and webcast


     As previously announced, ThermoView will hold a webcast today at 2:00 p.m. EDT to allow securities analysts and shareholders the opportunity to hear management discuss the company's quarterly results. Live audio of the conference
call      can      be      accessed      from       http://www.thv.com,       or
http://www.vcall.com/CEPage.asp?ID=84355. First time listeners should visit www.vcall.com in advance to download and install any necessary audio software.

About ThermoView Industries, Inc.

     ThermoView is a national company that designs, manufactures, markets and installs high-quality replacement windows and doors as part of a full-service array of home improvements for residential homeowners. ThermoView markets home improvements in 16 Midwest and Western states under well-known regional home center brands that include Thomas, Primax, Rolox, Leingang and ThermoView. All of these brands are consolidating under a national brand, "THV, America's Home Improvement Company." ThermoView's common stock is listed on the American Stock Exchange under the ticker symbol "THV." Additional information is available at http://www.thv.com.

                                                         Safe harbor statement

Statements in this news release that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Words such as "expect," "intends," "believes," "plans," "anticipates" and
"likely" also identify forward-looking statements. All forward-looking statements are based on current facts and analyses. Actual results may differ materially  from  those  currently  anticipated  due  to  a  number  of  factors including, but not limited to our history of operating losses, anticipated future losses, competition, future capital needs, the need for market acceptance, dependence upon third parties, disruption of vital infrastructure, general economic downturn and intellectual property rights. All forward-looking statements are made pursuant to the Securities Litigation Reform Act of 1995. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission.

Contacts:

James J. TerBeest, Chief Financial Officer, ThermoView Industries, Inc., 502-968-2020.

*    *    *

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                           For the three months ended   For the six months ended
                                      June 30,                 June 30,
                             ------------------------  -------------------------
                                 2002         2003         2002         2003
                                 ----         ----         ----         ----

Revenues                     $23,822,546  $18,112,855  $44,479,808  $34,305,868
Cost of revenues earned       11,658,576    9,244,077   21,981,255   17,700,298
                             -----------  -----------  -----------  ------------
Gross profit                  12,163,970    8,868,778   22,498,553   16,605,570
                             -----------  -----------  -----------  ------------
Selling, general and
  administrative expenses     10,479,852    8,487,674   20,626,896   16,883,855
Unusual credit-gain on
  conversion of debt to
  warrants                             -     (796,000)                 (796,000)
Depreciation expense             253,747      199,642      527,129      413,743
Amortization expense              33,890        5,065        8,537       10,129
                             -----------  -----------  -----------  ------------
Income from operations         1,396,481      972,397    1,275,991       93,843

Equity in earnings (loss)
 of joint venture                 19,096      (20,017)      32,280      (46,224)
Interest expense                (657,146)    (706,366)  (1,320,446)  (1,338,496)
Interest income                   13,059        6,965       28,738       16,729
                             -----------  -----------  -----------  ------------
Income (loss) before
 income taxes                    771,490      252,979       16,563   (1,274,148)

Income tax expense (benefit)        (746)      12,653       (7,166)      12,229
                             -----------  -----------  -----------  ------------

Income (loss) before
  cumulative effect of an
  accounting change              772,236      240,326       23,729   (1,286,377)
Cumulative effect of an
  accounting change--charge
  for impairment of goodwill           -            -  (30,000,000)           -
                             -----------  -----------  -----------  ------------
Net income (loss)                772,236      240,326  (29,976,271)  (1,286,377)

Less non-cash Series D and
  E preferred stock
  dividends                     (193,486)    (240,997)    (384,854)    (472,494)
Plus benefit of Series D
  preferred stock redemption           -      796,000            -      796,000
                             -----------  -----------  -----------  ------------
                                (193,486)     555,003     (384,854)     323,506
                             -----------  -----------  -----------  ------------
Net income (loss)
  attributable to common
  stockholders               $   578,750  $   795,329  $(30,361,125) $ (962,871)
                             ===========  ===========  ===========  ============

Basic income (loss) per common share:
   Income (loss) attributable
    to common stockholders   $      0.06  $      0.09  $     (0.04)  $    (0.10)
   Cumulative effect of an
     accounting change                 -            -        (3.35)           -
                             -----------  -----------  -----------  ------------
   Net income (loss)
    attributable to common
    stockholders             $      0.06  $      0.09  $     (3.39) $     (0.10)
                             ===========  ===========  ===========  ============

Diluted income (loss) per common share:
   Income (loss) attributable
    to common stockholders   $      0.06  $      0.08  $     (0.04) $     (0.10)
   Cumulative effect of an
     accounting change                 -            -        (3.35)           -
                             -----------  -----------  -----------  ------------
   Net income (loss)
    attributable to common
    stockholders             $      0.06  $      0.08  $     (3.39) $     (0.10)
                             ===========  ===========  ===========  ============

Weighted average shares
  outstanding-basic            9,130,375    9,190,059    8,946,634    9,190,059
Weighted average shares
  outstanding-diluted         10,137,000    9,718,672    8,946,634    9,190,059