Form 10-Q
period 2003-09-30
THERMOVIEW INDUSTRIES INC
filed 2003-11-13
CIK 1083753

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

                For the quarterly period ended September 30, 2003

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

     As of October 31, 2003, 8,628,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

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

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                                   December 31,   Sept. 30, 2003
                                                      2002          (Unaudited)
                                                  -------------   --------------
Assets
Current assets:
  Cash and equivalents                            $  2,179,887    $    455,289
  Restricted cash                                          -           150,000
  Receivables:
    Trade                                            3,340,577       4,138,121
    Other                                              346,272         363,915
  Costs in excess of billings on
    uncompleted contracts                              589,458         587,411
  Inventories                                        2,104,966       1,925,383
  Prepaid expenses and other current assets            485,316         798,757
                                                  -------------   --------------
Total current assets                                 9,046,476       8,418,876

Property and equipment, net                          2,679,852       2,719,989

Other assets:
  Goodwill, net                                     28,358,742      28,358,742
  Other assets                                         408,094         463,903
                                                  -------------   --------------
                                                    28,766,836      28,822,645
                                                  -------------   --------------

Total assets                                      $ 40,493,164    $ 39,961,510
                                                  =============   ==============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                $  3,698,212    $  3,933,500
  Accrued expenses                                   2,663,889       2,917,155
  Billings in excess of costs on
     uncompleted contracts                             654,338         643,384
  Income taxes payable                                  93,950          65,602
  Current portion of long-term debt                    324,368         222,814
                                                  -------------   --------------
Total current liabilities                            7,434,757       7,782,455

Long-term debt                                      17,012,156      16,510,601
Preferred shares subject to mandatory redemption             -       7,463,591
Other long-term liabilities                            135,494         380,521
                                                  -------------   --------------

Total liabilities                                 $ 24,582,407    $ 32,137,168

Mandatorily redeemable preferred stock:
  Series C, $.001 par value, 25,000 shares
    authorized; none issued                                  -               -
  Series D,  $.001 par value,  1,500,000
    shares authorized; 956,900  shares  issued
    and outstanding at December 31, 2002             5,547,875               -
  Series E,  $.001 par  value,  500,000 shares
    authorized; 336,600  shares  issued  and
    outstanding at December 31, 2002                 2,275,932               -

Stockholders' equity:
  Preferred stock, 2,975,000 shares authorized:
    Series A, $.001 par value; none issued                   -               -
    Series B, $.001 par value; none issued                   -               -
  Common stock,  $.001 par value;  25,000,000
    shares  authorized;  8,628,716 shares issued
    and outstanding at December 31, 2002 and at
    September 30, 2003                                   8,628           8,628
  Paid-in capital                                   63,799,703      64,531,209
  Accumulated deficit                              (55,721,381)    (56,715,495)
                                                  -------------   --------------
Total stockholders' equity                           8,086,950       7,824,342
                                                  -------------   --------------

Total liabilities and stockholders' equity        $ 40,493,164    $ 39,961,510
                                                  ============    ==============
See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                For the three months      For the nine months
                                 ended September 30,      ended September 30,
                               ----------------------  -------------------------
                                 2002         2003         2002         2003
                                 ----         ----         ----         ----

Revenues                     $22,117,216  $19,307,308 $ 66,597,024  $53,613,176
Cost of revenues earned       11,349,514    9,723,653   33,330,767   27,423,951
                             -----------  -----------  -----------  ------------
Gross profit                  10,767,702    9,583,655   33,266,257   26,189,225

Selling, general and
  administrative expenses      9,666,491    8,298,750   30,293,389   25,182,605
Unusual credit-gain on
  conversion of debt to
  warrants                             -            -            -     (796,000)
Depreciation expense             241,886      192,186      769,015      605,929
Amortization expense               2,311       12,982       70,848       23,111
                             -----------  -----------  -----------  ------------
Income from operations           857,014    1,079,737    2,133,005    1,173,580

Equity in earnings (loss) of
  joint venture                   16,284        4,535       48,564      (41,689)
Interest expense                (680,424)    (594,156)  (2,000,870)  (1,932,652)
Interest expense on mandatorily
  redeemable preferred                 -     (167,290)           -     (167,290)
Interest income                   22,436        4,247       51,174       20,976
                             -----------  -----------  -----------  ------------
Income (loss) before income
  taxes                          215,310      327,073      231,873     (947,075)

Income tax expense (benefit)     (95,175)      34,809     (102,341)      47,038
                             -----------  -----------  -----------  ------------

Income (loss) before cumulative
  effect of an accounting change 310,485      292,264      334,214     (994,113)
Cumulative effect of an
  accounting change--charge
   for impairment of goodwill          -            -  (30,000,000)           -
                             -----------  -----------  -----------  ------------
Net income (loss)                310,485      292,264  (29,665,786)    (994,113)

Less non-cash Series D and E
  preferred stock dividends     (249,759)           -     (634,613)    (472,494)
Plus benefit of redemption of
  Series D stock                       -            -            -      796,000
                             -----------  -----------  -----------  ------------

Net income (loss) attributable
  to common stockholders     $    60,726  $   292,264 $(30,300,399) $  (670,607)
                             ===========  ===========  ===========  ============

Basic income (loss) per common share:
   Income (loss) attributable
    to common stockholders   $      0.01  $      0.03 $      (0.03) $     (0.07)
   Cumulative effect of an
    accounting change                  -            -        (3.33)           -
                             -----------  -----------  -----------  ------------
   Net income (loss) attributable
    to common stockholders   $      0.01  $      0.03 $      (3.36) $     (0.07)
                             ===========  ===========  ===========  ============

Diluted income (loss) per common share:
   Income (loss) attributable
    to common stockholders   $      0.01  $      0.03 $      (0.03) $     (0.07)
   Cumulative effect of an
    accounting change                  -            - $      (3.33)           -
                             -----------  -----------  -----------  ------------
   Net income (loss)
    attributable to common
    stockholders             $      0.01  $      0.03 $      (3.36) $     (0.07)
                             ===========  ===========  ===========  ============
See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     For the nine months ended
                                                            September 30,
                                                   -----------------------------
                                                        2002            2003
                                                        ----            ----
Operating activities
Net loss                                           $ (29,665,786)  $   (994,113)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
     Cumulative effect of an accounting
       change-charge related to
       impairment of goodwill                         30,000,000              -
     Depreciation and amortization                       839,863        629,040
     Accretion of debt discount                          637,873        564,480
     Unusual credit                                            -       (796,000)
     Equity in (income) loss of joint venture            (48,564)        41,689
     Other                                              (190,000)       200,000
     Changes in operating assets and liabilities         261,861       (280,080)
                                                   --------------  -------------
Net cash provided by (used in) operating activities    1,835,247       (634,984)

Investing activities
Payments for purchase of property and equipment         (453,514)      (465,429)
Other                                                    (37,589)      (106,480)
                                                   --------------  -------------
Net cash used in investing activities                   (491,103)      (571,909)

Financing activities
Increase in long-term debt                                62,633              -
Increase in restricted cash                                    -       (150,000)
Payments of long-term debt                            (1,542,239)      (367,705)
Proceeds from exercise of stock options                    1,875              -
                                                   --------------  -------------
Net cash used in financing activities                 (1,477,731)      (517,705)
                                                   --------------  -------------
Net decrease in cash and equivalents                    (133,587)    (1,724,598)
Cash and equivalents at beginning of period            2,387,583      2,179,887
                                                   --------------  -------------
Cash and equivalents at end of period              $   2,253,996   $    455,289
                                                   ==============  =============

See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Operating Results, Cash Flow and Goodwill

     The Company reported losses and negative cash flow in the first two quarters of 2003, and had a concern at the end of the second quarter that operations needed to improve in the third quarter to avoid covenant violations, cash flow problems and possibly the impairment of goodwill.

     The Company reported a profit in the third quarter as well as positive cash flow in the third quarter. As pertains to this quarter, the Company satisfied all debt covenants, and the annual goodwill valuation at September 30, 2003 indicated that goodwill is not impaired.

3.   Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the nine-month periods ended September 30, 2002 and 2003, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses after preferred stock dividends and before cumulative effect of an accounting change for the nine-month periods ended September 30, 2002 and 2003, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

3.   Income (Loss) per Common Share (Continued)

     Weighted average shares outstanding for the periods in which there were losses attributable to common stockholders were as follows:

                                                          Weighted Average
                          Period                         Shares Outstanding
        --------------------------------------------     ------------------
        For the nine months ended September 30, 2002          9,028,327
        For the nine months ended September 30, 2003          9,190,059

     A reconciliation of basic to diluted share amounts used in computing the per share amounts for the three months ended September 30, 2002 and 2003 is as follows:

                                                      Three Months
                                                   Ended September 30,
                                                   2002         2003
                                                   ----         ----
Basic - weighted average shares outstanding      9,189,048    9,190,059
Dilutive effect of stock options and warrants      997,163    1,301,912
                                                ----------   ----------
Diluted - weighted average shares outstanding
and assumed conversions                         10,186,211   10,491,971
                                                ==========   ==========

     A reconciliation of income (loss) before cumulative effect of an accounting change attributable to common stockholders used in computing the per share amounts for the three and nine months ended September 30, are as follows:

                                            Three Months           Nine Months
                                        Ended September 30,  Ended September 30,
                                        2002 2003             2002 2003
Income (loss) before
  cumulative effect of
  an accounting change          $ 310,485    $ 292,264   $ 334,214    $(994,113)
Preferred stock dividends,
  net of benefit of redemption   (249,759)         -      (634,613)     323,506
                                ---------    ---------   ---------    ---------
Income (loss) before cumulative
  effect of an accounting change
  attributable to common
  stockholders                  $  60,726    $ 292,264   $(300,399)   $(670,607)
                                =========    =========   =========    =========

4.   Stock Option Information

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock options under APB No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for employee options been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share for the three months and nine months ended September 30 would have been as follows:

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

4.   Stock Option Information (Continued)

                               Three Months                        Nine Months
                     Ended September 30, Ended September 30,
                               2002 2003 2002 2003
Net income (loss):
 As reported                   $ 310,485  $ 292,264   $(29,665,786) $  (994,113)
 Pro forma                       218,237    271,565    (29,924,699)  (1,056,377)
Net income (loss) attributable
  to common stockholders:
  As reported                     60,726    292,264    (30,300,399)    (670,607)
  Pro forma                      (31,522)   271,565    (30,559,312)    (732,871)
Basic and diluted income (loss)
  per common share:
  Basic, As reported           $     .01  $     .03   $      (3.36) $      (.07)
  Diluted, As reported               .01        .03          (3.36)        (.07)
  Basic, Pro forma                     -        .03          (3.33)        (.08)
  Diluted, Pro forma                   -        .03          (3.33)        (.08)

     The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                                   2002                2003
                                                   ----                ----
Interest rate                                      3.59                2.82
Dividends                                             -                   -
Expected volatility                                1.62                1.12
Expected life in years                                5                   5

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

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

5.   Long-term Debt and Mandatorily Redeemable Preferred Stock (Continued)

     Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The first measurement date was September 30, 2003. The Company satisfied all ratios as of the first measurement date.

     The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

     The Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities," effective for companies for the first interim period beginning after June 15, 2003. The new rule requires accounting for some financial instruments as liabilities, that under previous guidance were accounted for as equity or between liabilities and equity ("mezzanine"). The Company has previously reported mandatorily redeemable preferred stock series D and E in prior periods in the mezzanine section of the balance sheet. With the Company's adoption of this standard on July 1, 2003, the mandatorily redeemable preferred stock of $7.5 million is included as a component of liabilities, described as "preferred shares subject to mandatory redemption," as of September 30, 2003. Prior periods are not restated when SFAS 150 is applied.

     Preferred shares subject to mandatory redemption is comprised of the following:

     Series D: Par value of $.001 with an aggregate redemption amount and liquidation preference of $5,547,875 at December 31, 2002 and $5,001,584 at September 30, 2003. Total shares authorized - 1,500,000 shares; shares issued and outstanding 956,900 as of December 31, 2002 and at September 30, 2003. The date of the mandatory redemption is August 31, 2006.

     Series E: Par value of $.001 with an aggregation redemption amount and liquidation preference of $2,275,932 at December 31, 2002 and $2,462,043 at September 30, 2003. The shares authorized - 500,000; shares issued and outstanding - 336,600 as of December 31, 2002 and September 30, 2003. The date of the mandatory redemption is August 31, 2006.

     In addition, upon adoption of SFAS 150, dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense on mandatorily redeemable preferred stock in the statement of operations.

6.   Segment Information

     For the three month periods ended September 30, 2002 and 2003, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

6.   Segment Information (Continued)

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

     Segment information for the three months and nine months ended September 30 was as follows:

   For the three months          Manu-
ended September 30, 2002       facturing     Retail     Corporate   Consolidated
------------------------       ----------    ------     ---------   ------------
Revenues from external
  customers                    $1,900,901  $20,216,315  $         -  $22,117,216
Intersegment revenues             235,027            -            -      235,027
Income (loss) from operations     261,209    1,212,228     (616,423)     857,014
Total assets                    4,682,090   34,855,995    2,012,011   41,550,096

   For the three months          Manu-
ended September 30, 2003       facturing     Retail     Corporate   Consolidated
------------------------       ---------     ------     ---------   ------------
Revenues from external
  customers                    $1,653,051  $17,654,257  $         -  $19,307,308
Intersegment revenues             294,010            -            -      294,010
Income (loss) from operations     293,606    1,406,393     (620,262)   1,079,737
Total assets                    3,826,397   35,244,869      890,243   39,961,510

  For the nine months            Manu-
ended September 30, 2002       facturing     Retail     Corporate   Consolidated
------------------------       ---------     ------     ---------   ------------
Revenues from external
  customers                    $4,716,183  $61,880,841  $         -  $66,597,024
Intersegment revenues             709,041            -            -      709,041
Income (loss) from operations     450,837    3,506,182   (1,824,014)   2,133,005

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

6.   Segment Information (Continued)

  For the nine months             Manu-
ended September 30, 2003        facturing    Retail     Corporate   Consolidated
------------------------        ---------    ------     ---------   ------------
Revenues from external
  customers                    $3,984,235  $49,628,941  $         -  $53,613,176
Intersegment revenues             680,711            -            -      680,711
Unusual credit-gain on
  conversion of debt to
  warrants                              -            -      796,000      796,000
Income (loss) from
 operations                       289,517    2,144,716   (1,260,653)   1,173,580

7.   Contingencies and Commitments

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($137,500 through September 30, 2003). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView shall make payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond. At September 30, 2003, $150,000 is included on the

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

7.   Contingencies and Commitments (Continued)

accompanying balance sheet as restricted cash. In addition, under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking fund will be no less than $600,000 by June 30, 2004. In consideration for the agreement, ThermoView has agreed to pay GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and has granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. A prehearing conference of the appeal was held August 28, 2003. ThermoView's appellant brief is presently due November 24, 2003. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that the Company has recorded adequate liabilities on its balance sheet as of September 30, 2003. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

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

8.   Recently Enacted Accounting Standards

     Financial Accounting Standard Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective in the quarter beginning July 1, 2003. Adoption of Statement 149 did not have a material effect on the Company's financial position, results of operations, or cash flows. The effects of adoption Statement 150 are described in Note 5.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

8.   Recently Enacted Accounting Standards (Continued)

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities" effective in quarters beginning October 1, 2003. The objective of interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect the adoption of FIN 46 will have an impact on the Company's consolidated financial statements.

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

     Retail. Our retail segment consists of our subsidiaries that design, sell and install custom vinyl replacement windows, doors and related home improvement products to commercial and retail customers. Our retail segment derives its revenues from the sale and installation of thermal replacement windows, storm windows and doors, patio decks, patio enclosures, vinyl siding and other home improvement products. Our retail segment recognizes revenues on the completed contract method. A contract is considered complete when the home improvement installation is substantially complete. Gross profit in the retail segment represents revenues after deducting product and installation labor costs.

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

Historical Results Of Operations
                                      For the three months  For the nine months
                                       ended September 30,  ended September 30,
                                      --------------------  --------------------
                                        2002       2003       2002        2003
                                      --------   --------   --------   ---------
                                                    (In thousands)
Revenues ..........................   $ 22,117   $ 19,307   $ 66,597   $ 53,613

Cost of revenues earned ...........     11,349      9,723     33,331     27,424
                                      --------   --------   --------   ---------

Gross profit ......................     10,768      9,584     33,266     26,189

Selling, general and administrative
  expenses ........................      9,666      8,299     30,293     25,182
Unusual credit - gain on conversion
  of debt to warrants .............         --         --         --       (796)
Depreciation expense ..............        243        192        769        606
Amortization expense ..............          2         13         71         23
                                      --------   --------   --------   ---------

Income from operations ............        857      1,080      2,133      1,174

Equity in earnings (loss) of joint
  venture .........................         16          4         49        (42)
Interest expense ..................       (680)      (594)    (2,001)    (1,933)
Interest expense on mandatory
  redeemable preferred ............         --       (167)        --       (167)
Interest income ...................         22          4         51         21
                                      --------   --------   --------   ---------

Income (loss) before income taxes .        215        327        232       (947)

Income tax expense (benefit) ......        (95)        35       (102)        47
                                      --------   --------   --------   ---------

Income  (loss)  before cumulative
  effect of an accounting change ..        310        292        334       (994)

Cumulative  effect of an  accounting
  change--charge for impairment of
  goodwill ........................         --         --    (30,000)        --
                                      --------   --------   --------   ---------
Net income (loss) .................        310        292    (29,666)      (994)

Less  non-cash  Series  D  and  E
  preferred  stock dividends ......       (249)        --       (634)      (472)

Plus benefit of Series D preferred
  stock redemption.................         --         --         --        796
                                      --------   --------   --------   ---------
Net income (loss) attributable to
  common stockholders .............   $     61   $    292   $(30,300)  $   (671)
                                      ========   ========   =========  =========

Three Months Ended September 30, 2003 Compared to September 30, 2002

     Revenues. Revenues decreased from $22.1 million for the third quarter of 2002 to $19.3 million for the third quarter of 2003. The economy and new telemarketing laws negatively impacted revenues in the third quarter. However, progress is reflected in the following table:

                                    Revenues
                         ------------------------------
                          2002       2003    Difference
                          ----       ----    ----------
                               (In thousands)
        Second quarter   $23,823   $18,113   $(5,710)
        Third quarter     22,117    19,307    (2,810)

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $10.8 million in the third quarter of 2002 to $9.6 million in the third quarter of 2003. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit increased from 48.7% in the third quarter of 2002 to 49.6% in the third quarter of 2003. This gross profit improvement results primarily from the implementation of a modest price increase.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $9.7 million in the third quarter of 2002 to $8.3 million in the third quarter of 2003. Selling, general and administrative expenses as a percentage of revenue decreased from 43.7% in the third quarter of 2002 to 43.0% in the third quarter of 2003. The decrease in selling, general and administrative expenses as a percentage of revenues in the third quarter of 2003 results primarily from continued cost cutting, mainly further personnel reductions.

     Depreciation Expense. Depreciation expense decreased from $242,000 in the third quarter of 2002 to $192,000 in the third quarter of 2003, reflecting a fairly constant amount of property and equipment.

     Interest Expense. Interest expense decreased from $680,000 in 2002 to $594,000 in 2003. This decrease in interest expense results from debt retirements during the last half of 2002, conversion of $1,000,000 of debt to warrants in the first half of 2003, and a reduction in interest rates in connection with restructuring debt at June 30, 2003. The decrease was partially offset by interest recognized in 2003 on obligations related to guarantors of a bank revolving line of credit.

     Starting July 1, 2003, dividends on mandatorily redeemable preferred stock are reported as interest expense (see Note 5 for effect of Statement 150). For the quarter ended September 30, 2003, interest expense on mandatorily redeemable preferred was $167,290.

     Income Tax Benefit. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2002 or 2003. Income tax expense in the third quarter of 2003 relates to state taxes.

     Non-Cash Dividends. Non-cash dividends in the third quarter of 2002 represent accrued dividends on the Series D and E preferred stock. For the quarter ended September 30, 2003, non-cash dividends are reported as interest expense on mandatorily redeemable preferred (see Note 5 for effect of Statement
150).

Nine Months Ended September 30, 2003 Compared to September 30, 2002

     Revenues. Revenues decreased from $66.6 million for the first nine months of 2002 to $53.6 million for the first nine months of 2003. Revenues during the first nine months of 2003 were negatively impacted by severe winter weather in our Midwest markets in the first quarter, rain in our Southern California market, the sluggish economy, the events in Iraq, and new telemarketing laws. All of our retail operations and our manufacturing operation reported less revenues in the first nine months of 2003 compared to 2002.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $33.3 million in the first nine months of 2002 to $26.2 million in the first nine months of 2003. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit decreased from 50.0% in the first nine months of 2002 to 48.8% in the first nine months of 2003. This decrease results primarily because certain installation costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the first nine months of 2003 compared to the first nine months of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $30.3 million in the first nine months of 2002 to $25.2 million in the first nine months of 2003. Selling, general and administrative expenses as a percentage of revenue increased from 45.5% in the first nine months of 2002 to 47.0% in the first nine months of 2003. The increase in selling, general and administrative expenses as a percentage of revenues in the first nine months of 2003 results primarily from the fixed nature of certain expenses relative to the lower volumes. Despite increase in selling, general and administrative expenses as a percent of revenue, the Company has reduced these expenses by $5 million through purchasing programs and focused cost cutting.

     Unusual Credit. The unusual credit of $796,000 in 2003 represents a gain from converting $1 million of debt to 680,000 common stock warrants issued at 28 cents per share.

     Depreciation Expense. Depreciation expense decreased from $769,000 in the first nine months of 2002 to $606,000 in the first nine months of 2003, reflecting a fairly constant amount of property and equipment.

     Interest Expense. Interest expense was relatively constant for the nine month periods.

     Starting July 1, 2003, dividends on mandatorily redeemable preferred stock are reported as interest expense (see Note 5 for effect of Statement 150). For the nine months ended September 30, 2003, interest expense on mandatorily redeemable preferred was $167,290.

     Income Tax Benefit. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2002 or 2003. Income tax expense in the first nine months of 2003 relates to state taxes.

     Non-Cash Dividends. Non-cash dividends in the first nine months of 2002 and the first six months of 2003 represent accrued dividends on the Series D and E preferred stock. For the quarter ended September 30, 2003, non-cash dividends are reported as interest expense on mandatorily redeemable preferred (see Note 5 for effect of Statement 150).

     Benefit of Series D Preferred Stock Redemption. The benefit of $796,000 in 2003 represents a gain on redemption of $1 million of Series D stock in exchange for 680,000 common stock warrants issued at 28 cents per share.

Liquidity and Capital Resources

     As of September 30, 2003, we had cash and equivalents of $455,000, a working capital of $636,000, $16.5 million of long-term debt, net of current maturities, and $7.5 million of preferred stock subject to mandatory redemtion.

     Our operating activities for the nine months ended September 30, 2002, provided $1.8 million of cash. Our operating activities for the nine months ended September 30, 2003, used $635,000 of cash.

     The use of $491,000 of cash for investing activities for the nine months ended September 30, 2002 related primarily to the acquisition of property and equipment. The use of $572,000 of cash for investing activities for the nine months ended September 30, 2003, related primarily to the acquisition of property and equipment.

     We used $1.5 million in cash for financing activities in the nine months ended September 30, 2002, primarily for repayment of debt. We used $518,000 of cash for financing activities in the nine months ended September 30, 2003 for repayment of debt and for establishing a sinking fund.

     We reported losses and negative cash flow in the first two quarters of 2003, and had a concern at the end of the second quarter that operations needed to improve in the third quarter to avoid covenant violations, cash flow problems and possibly the impairment of goodwill.

     We reported a profit in the third quarter as well as positive cash flow in the third quarter. We satisfied all debt covenants, and the annual goodwill valuation at September 30, 2003, indicated goodwill is not impaired.

     Our cash flow could be negatively impacted by an adverse final determination in the Nelson E. Clemmens' litigation. The adverse judgment could result in our requirement to pay $500,000 plus 10% interest accrued from January 1, 2001 until paid. We have recorded $500,000 as long-term debt on our balance sheet, and have accrued interest amounting to $100,000 through September 30, 2003. We have appealed the latest decision.

     On June 30, 2003, we restructured our long-term debt and preferred stock. GE Equity holds Series A debt, Series C debt and other subordinated debt. Under the restructuring agreements, GE Equity reduced the interest rate on both series of debt from 10% to 8% and from 12% to 8% on the subordinated debt. Additionally, GE Equity converted $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through March 22, 2013 and were determined to have a fair value of $204,000. ThermoView's debt maturities were extended by two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

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

     Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The first measurement date was September 30, 2003. We satisfied all ratios as of the first measurement date.

     The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of December 31, 2002 and September 30, 2003, we are not in default under any of our debt arrangements.

     While revenues continue to be lower than the previous year and economic and regulatory issues continue to challenge us, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

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

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations through December 2003 because of the Clemmens litigation described in Part II, Item 1, Legal Proceedings. Although we believe that we will prevail upon appeal of the claim, an adverse outcome in this action could have a material adverse effect on our cash flow.

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

Item 4.  Controls and Procedures

     As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of ThermoView's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to September 30, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in ThermoView's internal controls or in other factors that could significantly affect our internal controls.

         Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($137,500 through September 30, 2003). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView shall make payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond. At September 30, 2003, $150,000 is included on the accompanying balance sheet as restricted cash. In addition, under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking fund will be no less than $600,000 by June 30, 2004. In consideration for the agreement, ThermoView has agreed to pay GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. A prehearing conference to discuss the potential resolution of the issues on appeal was held on August 28, 2003. ThermoView's appellant brief is presently due November 24, 2003. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that ThermoView has recorded adequate liabilities on its balance sheet as of September 30, 2003. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

     On November 12, 2003, ThermoView issued a press release reporting financial results for the third quarter and announcing the resignation of Ronald L. Carmicle as a director effective November 10, 2003. The press release is filed herewith as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     See Index to Exhibits.

(b)  Reports on Form 8-K.

     (1) On September 3, 2003, ThermoView filed a Form 8-K under Item 5. Other Events and Regulation FD Disclosure reporting the resignation of James
          J. TerBeest as Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ThermoView Industries, Inc.



Date:  November 13, 2003            By:  /s/ Charles L. Smith
                                    --------------------------------------
                                    Charles L. Smith,
                                    Chief Executive Officer
                                    (principal executive officer)


Date:  November 13, 2003            By:  /s/ Jeffrey L. Fisher
                                    -----------------------------------------
                                    Jeffrey L. Fisher,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                INDEX TO EXHIBITS

   Exhibit
    Number                    Description of Exhibits

     31.3 -- Rule 13a-14(a) Certification of Charles L. Smith for the Form 10-Q for the quarter ended September 30, 2003.
     31.4 -- Rule 13a-14(a) Certification of Jeffrey L. Fisher for the Form 10-Q for the quarter ended September 30, 2003.
     32.2 -- 18 U.S.C. Section 1350 Certifications of Charles L. Smith and Jeffrey L. Fisher for the Form 10-Q for the quarter ended September 30, 2003.
     99.1 -- News Release of ThermoView Industries, Inc. announcing third quarter financial results dated November 12, 2003.

 CERTIFICATION                                                      Exhibit 31.3

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

4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

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

Signature and Title: /s/ Charles L. Smith                Date: November 13, 2003
                    -----------------------              -----------------------
                    Chief Executive Officer

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to ThermoView Industries, Inc. and will be retained by ThermoView Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION                                                       Exhibit 31.4

I, Jeffrey L. Fisher, certify that:

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

4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

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

Signature and Title: /s/ Jeffrey L. Fisher           Date: November 13, 2003
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

                                                                    Exhibit 32.2

     Charles L. Smith and Jeffrey L. Fisher, being the Chief Executive Officer and Chief Financial Officer, respectively, of ThermoView Industries, Inc., hereby certify as of this 13th day of November, 2003, that the Form 10-Q for the Quarter ended September 30, 2003, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ThermoView Industries, Inc.

                                          By:  /s/ Charles L. Smith
                                          --------------------------------------
                                          Charles L. Smith,
                                          Chief Executive Officer


                                          By:  /s/ Jeffrey L. Fisher
                                          --------------------------------------
                                          Jeffrey L. Fisher,
                                          Chief Financial Officer

                                                                   Exhibit 99.1

Wednesday November 12, 9:25 am ET

                           ThermoView Industries Inc.
                      Reports Income for Third Quarter 2003

     LOUISVILLE, Ky., Nov. 12 /PRNewswire-FirstCall/ -- ThermoView Industries Inc. (Amex: THV - News), which designs, manufactures and markets home improvements under the brand name "THV: America's Home Improvement Company," today reported financial results for the third quarter and nine months ending September 30, 2003.

     Third quarter 2003 revenues were $19.3 million, compared to year-ago quarterly revenues of $22.1 million. The net income attributable to common stockholders was $292,264 or 3 cents per basic and diluted share. That compares to a net income related to common stockholders of $60,726, or 1 cent per basic and diluted share for the third quarter of 2002.

     Revenues for the first nine months of 2003 were $53.6 million, compared to revenues of $66.6 million for the first nine months of 2002. The net loss attributable to common stockholders was $670,607 or 7 cents per basic and diluted share, for the first nine months of 2003 after a $796,000 unusual gain related to converting $1 million of debt to 680,000 common stock warrants and a $796,000 benefit from redeeming $1 million of the Series D preferred stock for another 680,000 common stock warrants. That compares to a net loss attributable to common stockholders for the first nine months of 2002 of $30.3 million, or $3.36 per share, including a $30 million ($3.33 per share) non- cash charge for writing off impaired goodwill.

     "ThermoView's third quarter performance is a consequence of operational efficiencies and the restructure of our debt late in the second quarter," said Charles L. Smith, CEO and President of ThermoView. Smith continued, "ThermoView is now poised for a bottom line return to shareholders as our focus transitions to improving top-line growth. In addition to the recently announced additions to our management staff, we will continue to work diligently to assemble a top-flight management team to lead our focus on revenue growth. We are optimistic that these efforts, along with an improving economy, will result in improved financial results for our shareholders."

     In other developments, ThermoView Chairman Stephen A. Hoffmann announced the resignation of Ronald L. Carmicle as a member of the Board of Directors effective November 10, 2003. Mr. Carmicle has served as a ThermoView director since February 2000. "Ron Carmicle has been a tremendous asset to ThermoView during his tenure as a director. On behalf of everyone at ThermoView, I would like to express to Ron our gratitude for the contributions that he has made to our organization. We wish him nothing but the best in his future endeavors," said Hoffmann.

ThermoView's November 20 conference call and webcast

     ThermoView will hold a webcast at 2:00 p.m. EST on November 20, 2003 to allow securities analysts and shareholders the opportunity to hear management discuss the company's quarterly results. Live audio of the conference call can
be           accessed           from           http://www.thv.com,            or
http://www.vcall.com/CEPage.asp?ID=84355. First time listeners should visit www.vcall.com in advance to download and install any necessary audio software.

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

    Contact:
    Jeffrey L. Fisher
    Chief Financial Officer
    ThermoView Industries, Inc.
    502-968-2020

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                For the three months      For the nine months
                                 ended September 30,      ended September 30,
                               ----------------------  -------------------------
                                 2002         2003         2002         2003
                                 ----         ----         ----         ----

Revenues                     $22,117,216  $19,307,308 $ 66,597,024  $53,613,176
Cost of revenues earned       11,349,514    9,723,653   33,330,767   27,423,951
                             -----------  -----------  -----------  ------------
Gross profit                  10,767,702    9,583,655   33,266,257   26,189,225

Selling, general and
  administrative expenses      9,666,491    8,298,750   30,293,389   25,182,605
Unusual credit-gain on
  conversion of debt to
  warrants                             -            -            -     (796,000)
Depreciation expense             241,886      192,186      769,015      605,929
Amortization expense               2,311       12,982       70,848       23,111
                             -----------  -----------  -----------  ------------
Income from operations           857,014    1,079,737    2,133,005    1,173,580

Equity in earnings (loss) of
  joint venture                   16,284        4,535       48,564      (41,689)
Interest expense                (680,424)    (594,156)  (2,000,870)  (1,932,652)
Interest expense on mandatorily
  redeemable preferred                 -     (167,290)           -     (167,290)
Interest income                   22,436        4,247       51,174       20,976
                             -----------  -----------  -----------  ------------
Income (loss) before income
  taxes                          215,310      327,073      231,873     (947,075)

Income tax expense (benefit)     (95,175)      34,809     (102,341)      47,038
                             -----------  -----------  -----------  ------------

Income (loss) before cumulative
  effect of an accounting change 310,485      292,264      334,214     (994,113)
Cumulative effect of an
  accounting change--charge
   for impairment of goodwill          -            -  (30,000,000)           -
                             -----------  -----------  -----------  ------------
Net income (loss)                310,485      292,264  (29,665,786)    (994,113)

Less non-cash Series D and E
  preferred stock dividends     (249,759)           -     (634,613)    (472,494)
Plus benefit of redemption of
  Series D stock                       -            -            -      796,000
                             -----------  -----------  -----------  ------------

Net income (loss) attributable
  to common stockholders     $    60,726  $   292,264 $(30,300,399) $  (670,607)
                             ===========  ===========  ===========  ============

Basic income (loss) per common share:
   Income (loss) attributable
    to common stockholders   $      0.01  $      0.03 $      (0.03) $     (0.07)
   Cumulative effect of an
    accounting change                  -            -        (3.33)           -
                             -----------  -----------  -----------  ------------
   Net income (loss) attributable
    to common stockholders   $      0.01  $      0.03 $      (3.36) $     (0.07)
                             ===========  ===========  ===========  ============

Diluted income (loss) per common share:
   Income (loss) attributable
    to common stockholders   $      0.01  $      0.03 $      (0.03) $     (0.07)
   Cumulative effect of an
    accounting change                  -            - $      (3.33)           -
                             -----------  -----------  -----------  ------------
   Net income (loss)
    attributable to common
    stockholders             $      0.01  $      0.03 $      (3.36) $     (0.07)
                             ===========  ===========  ===========  ============
See accompanying notes.