Form 10-K
period 2003-12-31
THERMOVIEW INDUSTRIES INC
filed 2004-03-30
CIK 1083753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number 001-15469

THERMOVIEW INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	61-1325129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5611 Fern Valley Road Louisville, Kentucky	40228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(502) 968-2020

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

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

Based upon the June 30, 2003 American Stock Exchange closing price of $.64 per share, the aggregate market value of the Registrant’s outstanding common stock, $.001 par value, held by non-affiliates was approximately $4.6 million.

As of March 30, 2004, 8,638,716 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement to be delivered to security holders for the 2004 annual meeting of stockholders to be held on May 12, 2004, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

PART I

Item 1.  Business

Overview

We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings, and bathroom and kitchen remodeling products, as well as residential roofing.

In April 1998, we acquired Thermo-Tilt Window Company, which was established in 1987. Since that time, we have acquired 12 retail and manufacturing businesses which had been in operation an average of approximately 11 years.  During 2000, we closed two manufacturing businesses and one retail business.  We are presently evaluating whether to discontinue or relocate our retail business in Wheeling, Illinois.  This subsidiary continues to be under-performing.  At December 31, 2003, we had 844 full-time and 149 part-time employees.  We had facilities in 11 states, primarily in the Midwest and southern California, and conduct business in 21 states.  For calendar 2002, we generated consolidated revenues of approximately $86 million, and for calendar 2003, we generated consolidated revenues of approximately $70 million.

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

•                  In October 2001, we formed a joint venture with Royal Group Technologies Limited, headquartered in Ontario, Canada, to manufacture leading edge thermoplastic extrusions.  The Compozit extrusions are stronger than vinyl, withstand weather and climate extremes, are impact resistant and can be produced in many colors.  The joint venture’s revenue approximated $2.5 million in 2002 and $2.0 million in 2003.  By the end of 2004, we intend that the joint venture will supply these extrusions to all of the manufacturers supplying our retail operations.  We own 40% of the joint venture operation.

•                  We plan to introduce new or enhanced products and expand the market areas of our existing retail subsidiaries.

•                  Since we continue to assist our customers in obtaining financing for about 36% of our sales, we intend to explore economically beneficial strategic alliances with the companies that provide financing to our customers.

Our custom vinyl and Compozit replacement windows are manufactured by a combination of internal and external manufacturers.  Both are capable of supplying quality windows on a timely basis at competitive prices.

Because we did not have the available capital upon completion of our initial public offering in December 1999 to pursue our initial acquisition strategy, we shifted our focus first to internal cost cutting and closing of non profitable operations, and then in late 2000, to the growth of the retail segment and the introduction of new or enhanced products and product lines in addition to the development of new advertising and marketing programs that foster cross-selling of product lines to our existing customer bases.

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

Integration Strategy

We believe that we can begin to increase our growth through expansion of the markets of our current and acquired subsidiaries. We believe that our brand recognition and integrated management enhances the capability of our subsidiaries to further expand regional market share.  We intend to more thoroughly integrate the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business over the next two years.  Beginning in 2002 and continuing through 2003, we changed the focus of our expansion strategy to growth of our current subsidiaries during the near future rather than expanding predominantly through acquisitions. Because of the unavailability of capital for acquisitions, we have suspended our pursuit of acquisitions.

Merchandising

Replacement Windows. We offer three lines of custom-made replacement vinyl windows. We previously offered four lines but have discontinued using the Thermal Industries window.  Each of our lines consists of a broad range of window options including awning, bay, bow, double hung, garden, and slider replacement windows. We offer the Barricade, Thermal Line, and Great Lakes lines of windows tailored to fit the various remodeling and financial needs of our customers.  Our customers will generally spend in the range of $3,000 to $12,000 for an installed product depending upon the size of the residence.

Barricade Window. This line consists of our most expensive window products. We design and Winchester Industries, Inc., in Saltsburg, Pennsylvania, manufactures this line of replacement windows for energy performance, strength, security and low maintenance. The windows offer welded vinyl frames reinforced with aluminum for added strength, and with one inch triple insulated glass with low-emissivity, Low-E coatings to reduce heat radiation through the glass and double steel cam locks for security.  Our Primax, Rolox and Thermo-Shield subsidiaries utilize the Barricade window.

Compozit Window System.  In January 2002, we selected Winchester and Thermal Line to design and build a new line of windows incorporating climate-resistant composite resin materials.  We will purchase the components used to manufacture these windows from our joint venture extrusion operation and expect to begin manufacturing this new line of windows in late spring of 2004.

Thermal Line Window. Thermal Line is our sole manufacturing subsidiary located in Mandan, North Dakota.  We design and Thermal Line manufactures this line for high performance at an affordable cost. A component of this line of replacement windows is Compozit, a vinyl substitute, which increases strength without the cost of aluminum reinforcement. The use of Compozit also permits the use of dark colors in extreme heat. The Compozit components used to manufacture these windows are being purchased from our joint venture extrusion operation.  This line of replacement windows contains double insulated glass and Low-E coatings.  Approximately 14% of Thermal Line’s sales are to Leingang, another ThermoView subsidiary, with the balance sold to external customers.  Thermal Line had not sold windows to other ThermoView subsidiaries until January 2004 when they began selling windows to ThermoView of California.

Great Lakes Window.  Great Lakes, owned by Caxton-Iseman Capital, is one of the world’s largest producers of custom-made replacement windows.  Great Lakes, located in Toledo, Ohio, manufactures a diverse line of replacement products including bay windows, bow windows, garden windows and extra heavy duty patio doors with special enhanced insulating features available.  Great Lakes is noted for its innovative approach to product development.  Thomas Construction and ThermoView of California design, sell, and install Great Lakes’ top of the line UNIFRAME product line.  In January 2004, ThermoView of California moved away from the Great Lakes product and began selling Thermal Line windows.

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

Custom Design. We custom design windows in varying dimensions. This process involves the retro-fitting of existing homes with custom-made, energy efficient, vinyl-clad windows.

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

Competitive Pricing. We believe that, with increased sales volume, we can reduce purchased product costs through purchasing and distribution channels that will benefit the customer and create a competitive advantage over the small, fragmented competition.

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

Vinyl Siding. We offer vinyl siding in several colors and styles. Our customers will generally spend in the range of $2,800 to $25,000 as installed depending upon the size of the residence. The average time for installation is seven days and generally the vinyl siding is maintenance free.

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

Retail Businesses. ThermoView’s retail segment consists of the following businesses:

Thomas Construction, Inc. Thomas Construction, Inc., founded in 1981 and headquartered in Earth City, Missouri, designs, sells and installs replacement windows, siding, patio enclosures, kitchen and bathroom remodeling, roofing and various other home improvement products in Illinois and Missouri. Thomas had 345 full and part-time employees as of December 31, 2003. Stephen C. Townzen, an employee of the business for 17 years, manages its operations.

ThermoView Industries, Inc., of California. (formerly Five Star Builders now combined with American Home Remodeling, Inc.) ThermoView of California, founded in 1992 and headquartered in San Diego, California, designs, sells and installs replacement windows, siding, kitchen and bathroom remodeling, textured exterior coatings, and various other home improvement products in California and Arizona. ThermoView of California had 169 full and part-time employees as of December 31, 2003.  Richard J. Reifman, an employee of the business for 9 years, manages its operations.

Primax Window Company. Primax Window Company, founded in 1981 and headquartered in Louisville, Kentucky, sells and installs replacement windows, doors, siding as well as bathroom remodeling in Illinois, Indiana, Kentucky, Missouri, Ohio and Tennessee.  George Jenkins, a former principal of Primax, managed its operations until December 31, 2002.  As of January 1, 2003, George Jenkins holds the position of Executive Vice President of Sales Development.  Commencing January 1, 2003, we divided Primax into two divisions.  Joe Beisler manages the East Division covering Louisville and Lexington, Kentucky, and Cincinnati, Ohio, and Doug Miles manages the West Division covering middle to southern Illinois, portions of St. Louis, Missouri and Henderson, Kentucky.  George Jenkins has been in the business 20 years, Joe Beisler 18 years, and Doug Miles 20 years.  Primax, including the integrated businesses, had 242 full and part-time employees as of December 31, 2003.

The Thermo-Shield Companies. Thermo-Shield, founded in 1984 and headquartered in Wheeling, Illinois, sells, and installs replacement windows, siding, and cabinet refacings in Illinois.  Operations in Michigan, Arizona, Wisconsin and Indiana were closed.  We are presently evaluating whether to discontinue or relocate our retail business in Wheeling, Illinois.  This subsidiary continues to under perform.  ThermoView’s corporate office is currently providing management oversight for this operation.  Thermo-Shield had 10 full and part-time employees as of December 31, 2003.

The Rolox Companies. The Rolox Companies, founded in 1973 and headquartered in Grandview, Missouri, sell and install vinyl replacement windows, steel doors, siding and bathroom remodeling in Arkansas, Iowa, Kansas, Missouri, Nebraska and Oklahoma. Rolox had 94 full and part-time employees as of December 31, 2003. Robert L. Cox II, a former principal of Rolox for 19 years, manages its operations.

Leingang Siding And Window, Inc. Leingang Siding and Window, Inc., founded in 1991 and headquartered in Mandan, North Dakota, sells and installs quality remodeling products such as premium replacement windows, steel, vinyl and seamless steel siding, asphalt and cedar roofs, soffit and fascia, doors, awnings, seamless gutters, cabinet refacing and bathtub liners in North Dakota and South Dakota. Leingang had 46 full and part-time employees as of December 31, 2003.  John Frohlich, an employee of the business for 18 years, manages its operations.

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

Because we assemble our windows on a made-to-order basis utilizing a just-in-time inventory system, we do not maintain a large finished goods inventory at our manufacturing plant. We typically deliver finished products to our customers. Service personnel complete the installation and servicing of the product at the customer’s home. Integration of our sales, shipping, installation, and service operations enables us to provide a complete window or door installation service for customers. The average time between the execution of a customer sales contract and completion of installation is approximately 4 to 6 weeks.

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

Manufacturing Businesses. ThermoView’s sole manufacturing subsidiary is Thermal Line Windows, Inc.

Thermal Line Windows, Inc., formerly Thermal Line Windows, L.L.P., founded in 1996 and headquartered in Mandan, North Dakota, manufactures Compozit replacement and new construction windows and doors for residential and commercial use for sale in Colorado, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. Thermal Line Windows, Inc. had 46 full and part-time employees as of December 31, 2003.  Dennis Buchholz, an employee of the business for 13 years, manages its operations.  Approximately 14% of Thermal Line’s sales are to Leingang with the balance being to external customers.

Sales and Marketing

Each one of our subsidiaries has its own sales staff.  We pay members of our sales staff on a commission basis and on the profitability of the subsidiary for which they work.

We have a centralized advertising group for major media efforts such as direct mail and/or new product roll outs, but each subsidiary also maintains its own advertising and promotions staff for activities best handled locally.  A corporate-driven consulting group comprised of a national sales development director, a national marketing director and a national advertising director is headed by George Jenkins.  Its purpose is to oversee and implement company-wide marketing programs and to explore, develop, and test new methods of advertising and marketing.

Our marketing approach varies from subsidiary to subsidiary and also varies based upon the geographic market area.

Advertising.  We generally give all subsidiaries discretion to choose the most effective form of advertising for its geographic market.  Each subsidiary can advertise locally or take advantage of our national advertising program, with the objective of achieving the most effective use of each subsidiary’s advertising budget. Budgets are monitored monthly by the corporate consulting group and modifications and recommendations are made in order to ensure effective communications to our customers as well as maximize lead generation and company recognition for each execution.

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

Telemarketing.  A majority of our retail subsidiaries solicit customers through an internally-managed telemarketing system.  Through the use of predictive dialing systems (an automated system that calls multiple phone numbers and directs those calls to operators), we have increased efficiency while reducing the costs associated with telemarketing.  Special care is taken to politely provide helpful information about our products and services to homeowners when telemarketing. We utilize specific routines and proven practices to stay in compliance with national and local do-not-call laws.  Due to the strict enforcement of do-not-call laws in 2003, we anticipate reduced focus on telemarketing.

In-Home Demonstration.  When a sales representative receives an expression of interest from a potential customer, he or she will then arrange for an in-home demonstration at the customer’s residence.  We have developed a standard list of procedures for in-home sales presentations, which features a free, no-obligation design and estimate of the work being considered by the homeowner.  Furthermore, our sales staff is taught, that they have limited discretion to negotiate on price.  We pay our sales staff solely on a commission basis to provide for maximum incentives.

Customer Payment

As of December 31, 2003 for approximately 64% of our sales, customers pay in cash upon completion of installation of our products. For the remaining 36% of sales, customers pay for the products under installment or conditional sales contracts. In these sales, a customer contracts to pay the retail sales price, plus a finance charge, in equal installments over a predetermined period of time. A security interest or chattel mortgage collateralizes the purchased goods. We currently assign all of these contracts to unaffiliated local and national financial institutions, in return for the cash sales price of the products involved, upon execution of a certificate of completion by a customer after completion of installation.

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

Government Regulations

Our business is subject to various federal, state and local laws, regulations and ordinances relating to, among other things, in-home sales, telemarketing, consumer financing, retail installment sales, advertising, the licensing of home improvement independent contractors, OSHA standards, building and zoning, consumer protection and environmental protection and regulations relating to the disposal of other solid wastes. Some jurisdictions require us to secure a license as a contractor. In addition, some jurisdictions require us to obtain a building permit for each installation. We are also subject to federal, state and local laws and regulations, which, among other things, regulate our advertising, telemarketing, warranties and disclosures to customers. Although we believe that we are currently in compliance in all material respects with these laws and regulations, existing or new laws or regulations applicable to our business in the future may materially adversely affect our results of operations.

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

Employees

As of December 31, 2003 we had 993 full and part-time employees. With the exception of some employees of Thermal Line Windows, none of our employees are subject to a collective bargaining agreement. The employees at Thermal Line are members of the United Steel Workers of America, and are working under a three-year contract extended to May 1, 2004.  We are currently negotiating a new three-year contract.  We have never experienced a work stoppage, and we consider our relations with our employees to be satisfactory.

Our employees typically receive an hourly wage or salary and are generally eligible for bonuses, except for our sales staff that we pay on a commission basis. Our compensation system is directly related to profitability and accordingly compensation expense increases and decreases as sales and profits fluctuate. We emphasize incentive compensation, including cash bonus arrangements and various other incentive programs which offer our personnel an opportunity for additional earnings and benefits.

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

•                  our ability to successfully integrate our past acquisitions; and

•                  anticipated economic and demographic trends affecting the replacement window industry generally and our business in particular.

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

Cash and non-cash dividends and interest related to financings will increase our losses or reduce potential net income

We will suffer losses or reductions in future potential net income as a result of the 8% dividends on our Series D and Series E preferred stock and the 8% to 10% stated interest on our debt. Also, fees and expenses and the amortization and accretion of the discounts on the debt related to detachable stock warrants issued in connection with the debt will contribute to our losses or lower potential future income.

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

Our debt documents impose restrictions on us and limit our operations

Our debt requires us to comply with affirmative and negative covenants. We must maintain various financial ratios and our lenders may restrict us from incurring other debt. We cannot pay dividends on our common stock while our debt is outstanding. We are also subject to other restrictions, including restrictions pertaining to additional borrowings, significant corporate transactions and management changes. In the past, and most recently in March, June and December 2003, we have had our lenders waive our non-compliance with covenants and, in some instances, adjust the covenants to avoid future non-compliance. We may require lender waivers in the future.  However, we cannot assure that lenders will grant any future waiver requests.

In January 2001, we defaulted under our term loan with PNC Bank.  GE Capital Equity Investments, Inc. (GE Equity) and an investor group consisting principally of ThermoView directors and officers waived payment and other defaults upon purchase of the term loan from PNC Bank.  Consequently, GE Equity and the investor group under the restructured term loan could, among other items, accelerate all amounts owed to them and increase the interest rate on the borrowings, if we default under our debt documents. In the event of acceleration of our debt, ThermoView would be unable to pay the amounts due which this could result in the bankruptcy of ThermoView as an enterprise. Under our debt, an event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to our lenders.

Our inability to refinance a portion of our debt could increase our expenses

The majority of our long-term debt is due on June 2006.  If we are unable to restructure the due date of this debt prior to June 2005, the debt would be considered as a current obligation for financial reporting purposes. We would not have the ability to satisfy the outstanding indebtedness by June 2006, and, as a result, our independent accountants could issue a qualified opinion regarding our financial condition. The issuance of a qualified opinion from our independent accountants could significantly increase the expense of registering our common stock for public trading. We have obligations to register certain shares of common stock associated with previously issued options and warrants upon demand of the holder.

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

Anti-takeover provisions affecting us could prevent or delay a change of control, discourage takeover bids and cause the market price of our common stock to fall

Provisions of our restated certificate of incorporation and bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favorable. Our Board of Directors has the authority to issue up to 5,000,000 shares of our preferred stock and to determine the price and the terms, including preferences and voting rights, of those shares without stockholder approval. To date, we have issued and outstanding 756,900 shares of Series D preferred stock and 336,600 shares of Series E preferred stock. Additionally, we have a classified Board of Directors whereby directors serve staggered three-year terms. Our Certificate of Incorporation requires a supermajority vote of the common stockholders to remove or modify this staggered board. Furthermore, we require advance notice for stockholder proposals and director nominations. These items could:

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

Future dilution may occur from exercise of options and warrants

Future dilution may occur from option and warrant exercises.  As of December 31, 2003, we have issued options and warrants to purchase in the aggregate 5,266,173 shares of our common stock.  Some of these options and warrants contain an exercise price below the current market price for the common stock.  Additionally, many of these options and warrants contain registration rights.

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

Risks Related To Litigation

Pending litigation against ThermoView is fully described under Part III of this Form 10-K.  Although we intend to vigorously defend the Clemmens suit, an adverse outcome in the appeal of this action could have a material adverse effect on our cash flow.

We are subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.  Properties

The following lists our property locations having in excess of 6,000 square feet. We lease all of our facilities. In many cases, we lease the property, at market rates, from the former owners of the subsidiaries which operate on the property.

ThermoView or Subsidiary as Lessee	Property Address	Property Description and Use	Lease Expiration Date (Exclusive of Renewal Options)

Retail Subsidiaries:
Leingang Siding and Window, Inc.*	2601 Twin City Drive Mandan, ND 58554	16,000 sq. ft. Office/Warehouse	December 2006
Primax Window Co.*	5611 Fern Valley Rd. Louisville, KY 40228	15,000 sq. ft. Headquarters	December 2004
	2975 North Woodford Decatur, IL 62526	9,000 sq. ft. office	Month-to-month
Rolox, Inc.*	4002 Main Street Grandview, MO 64030	16,000 sq. ft. Headqtrs/Warehouse	December 2004
	1440 S. Ridge Road Wichita, KS 67209	10,000 sq. ft. Office/Warehouse	December 2004
ThermoView of California	8445 Camino Santa Fe San Diego, CA 92121	9,000 sq. ft. Headquarter/Office	January 2005
	6627 Valjean Avenue Van Nuys, CA 91406	12,600 sq. ft. Office/Warehouse	January 2005
Thomas Construction, Inc.*	13397 Lake Front Dr. Earth City, MO 63045	60,000 sq. ft. Office/Warehouse	December 2004
Thermo-Shield Company, LLC	661 Glenn Avenue Wheeling, IL 60090	17,000 sq. ft. Office/Warehouse	June 2004
Manufacturing Subsidiaries:
Thermal Line Windows, Inc.*	3601 30th Ave., NW Mandan, ND 58554	49,500 sq. ft. Headquarter/Office/Manufacturing	December 2006
Precision Window Mfg., Inc.**	1200 Andes Boulevard St. Louis, MO 63132	66,600 sq. ft. Office / Warehouse	December 2004

*              Related party lease.

**           Precision Window Manufacturing, Inc. was closed in 2000.

The leases of our properties provide for monthly rentals ranging from approximately $500 to $25,000.

See Note 5 of Notes to Consolidated Financial Statements for more information regarding our leases.

Item 3.  Legal Proceedings

On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens’ loss of guaranty collateral to PNC Bank.  These claims are in connection with the April 2000 amendment to ThermoView’s previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt.  In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty.  In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty.  We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000.  Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView’s March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied.  On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling.  On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView.  ThermoView sought a reconsideration of the February 26, 2003 ruling.  On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($150,000 through December 31, 2003).  On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals.  ThermoView submitted its Appellant’s Brief to the Kentucky Court of Appeals on December 22, 2003, and the appeal remains pending.  On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter.  In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond.  Pursuant to this agreement, ThermoView shall make payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond.  At December 31, 2003, $300,000 is included on the accompanying balance sheet as restricted cash.  In addition, under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking fund will be no less than $600,000 by June 30, 2004.  In consideration for the agreement, ThermoView has agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and has granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond.  In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis.  Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report.  Maxwell could assert claims for the same amount as Clemmens.  Management has evaluated the potential loss associated with Clemmens’ litigation and Maxwell’s unasserted claim and believes that ThermoView has recorded adequate liabilities on its balance sheet as of December 31, 2003.  While ThermoView believes that the ultimate resolution of this Clemmens’ matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

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

	Price Range
	High	Low
Calendar Year 2002
First Quarter	1.34	.85
Second Quarter	1.18	.78
Third Quarter	1.12	.80
Fourth Quarter	.98	.70
Calendar Year 2003
First Quarter	.90	.45
Second Quarter	.64	.43
Third Quarter	.78	.47
Fourth Quarter	.83	.41

On March 25, 2004, the last reported sale price of the common stock on the American Stock Exchange was $.52 per share.

As of March 1, 2004, there were 257 holders of record of our stock consisting of 255 common stockholders.  This number does not include stockholders whose shares are held by brokers and other institutions.

ThermoView has not declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends on our common stock in the foreseeable future. Our agreements with our lenders prohibit us from paying dividends on our common stock. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including:

•                  our future earnings;

•                  capital requirements;

•                  contractual restrictions;

•                  financial condition; and

•                  future prospects.

Item 6.  Selected Financial Data

The following tables present selected historical statement of operations and balance sheet financial data for ThermoView. On April 15, 1998, ThermoView acquired all of the outstanding stock of Thermo-Tilt Window Company. Prior to that date, ThermoView was a development stage corporation and had no business operations since its incorporation. For accounting and financial statement presentation purposes, Thermo-Tilt is deemed to be the acquirer. The statement of operations data for the period January 1, 1998 through April 15, 1998 reflects only the operations of Thermo-Tilt. During the period April 1998 through July 1999, we acquired 12 retail and manufacturing businesses. These acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations of the acquired businesses are included in the historical financial data since their respective acquisition dates.

The selected financial data for ThermoView as of December 31, 1999, 2000, 2001, 2002 and 2003 and for each of the five years in the period ended December 31, 2003, have been derived from the audited financial statements of ThermoView.

The following unaudited pro forma statement of operations data with respect to the year ended December 31, 1999, gives effect to each of our acquisitions, as if all transactions had occurred on January 1, 1998. We have presented this pro forma data for informational purposes only, in order to provide you with some indication of what our business might have looked like if we had owned all of the acquired companies since January 1, 1998. These companies may have performed differently if they had actually been combined with our operations. You should not rely on the unaudited pro forma information as necessarily being indicative of the historical results that we would have had or the results that we will experience in the future.

The following data should be read in conjunction with:

•                  the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•                  our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	Pro forma	Historical
	1999	1999	2000	2001	2002	2003
	(in thousands, except share and per share amounts)
Statement of operations data:
Revenues	$110,700	$108,198	$98,472	$90,327	$86,359	$70,080
Cost of revenues earned	49,460	48,727	47,145	44,517	43,329	36,332

Gross profit	61,240	59,471	51,327	45,810	43,030	33,748
Selling, general and administrative expenses	55,030	53,478	52,662	40,989	38,953	33,093
Stock-based compensation expense	71	71	—	—	—	—
Unusual charges (credits) (1)	—	—	11,150	(7,150)	—	(796)
Depreciation expense	994	966	1,204	1,175	986	785
Amortization expense(2)	3,444	3,393	3,356	2,805	74	36

Income (loss) from operations	1,701	1,563	(17,045)	7,991	3,017	630
Equity in earnings of joint venture	—	—	—	—	141	45
Interest expense	(3,047)	(2,962)	(4,711)	(3,035)	(2,604)	(2,529)
Interest expense on mandatorily redeemable preferred(4)	—	—	—	—	—	(297)
Other income	112	112	153	66	59	25

Income (loss) before income taxes	(1,234)	(1,287)	(21,603)	5,022	613	(2,126)
Income tax expense (benefit)	395	370	1,672	—	(45)	47

Income (loss) before cumulative effect of an accounting change	(1,629)	(1,657)	(23,275)	5,022	658	(2,173)
Cumulative effect of an accounting change-charge for impairment of goodwill	—	—	—	—	(30,000)	—
Net income (loss)	(1,629)	(1,657)	(23,275)	5,022	(29,342)	(2,173)

Less preferred stock dividends:
Cash	(2,005)	(2,005)	(101)	—	—	—
Non-cash(4)	(2,492)	(2,492)	(1,813)	(346)	(881)	(472)
Plus:
Benefit of converting Series C to warrant	—	—	5,809	—	—	—
Benefit of Series D redemption	—	—	1,092	397	—	796

Net income (loss) attributable to common stockholders	$(6,126)	$(6,154)	$(18,288)	$5,073	$(30,223)	$(1,849)

Basic income (loss) per common share(3):
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$(1.18)	$(1.19)	$(2.28)	$.61	$(.02)	$(.20)
Cumulative effect of an accounting change	—	—	—	—	(3.31)	—
Income (loss) attributable to common stockholders	$(1.18)	$(1.19)	$(2.28)	$.61	$(3.33)	$(.20)

Diluted income (loss) per common share(3):
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$(1.18)	$(1.19)	$(2.28)	$.52	$(.02)	$(.20)
Cumulative effect of an accounting change	—	—	—	—	(3.31)	—
Income (loss) attributable to common stockholders	$(1.18)	$(1.19)	$(2.28)	$.52	$(3.33)	$(.20)
Weighted average shares outstanding-basic	5,192,705	5,164,497	8,038,291	8,328,523	9,069,092	9,190,059
Weighted average shares outstanding-diluted	5,192,705	5,164,497	8,038,291	9,732,026	9,069,092	9,190,059

(1)               Due to adoption of SFAS No. 145, a forgiveness of debt in 2001, formerly reported as an extraordinary item, was subsequently reclassified as an unusual credit (see Note 7 of Notes to Consolidated Financial Statements).

(2)               Due to adoption of SFAS No. 142, beginning in 2002 goodwill is no longer amortized (see Note 1 of Notes to Consolidated Financial Statements).

(3)               We have described the method used to calculate income (loss) per common share in Note 1 of Notes to Consolidated Financial Statements.

(4)               Due to adoption of SFAS No. 150, dividends or other distributions on mandatorily redeemable preferred stock subsequent to June 30, 2003, are reported as interest expense on mandatorily redeemable preferred stock.  Prior periods are not restated when SFAS 150 is applied (see Note 8 to Consolidated Financial Statements).

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance sheet data:
Total assets	$93,971	$71,711	$71,200	$40,493	$38,494
Long-term debt including current maturities	21,759	23,316	17,917	17,337	17,055
Preferred shares subject to mandatory redemption	—	—	—	—	7,594
Total liabilities	37,647	32,767	25,949	24,582	31,849
Mandatorily redeemable preferred stock	4,649	6,194	6,943	7,824	—
Stockholders’ equity	51,675	32,750	38,308	8,087	6,645

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

Overview

We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers.  We also sell and install replacement doors, home textured coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings and kitchen and bathroom remodeling products as well as residential roofing.

Our sector in the remodeling industry has been challenged by a number of material events:

•                  A recession with lingering effects of the terrorist attacks of September 11, 2001, a stock market drop, and banks/lenders being reluctant to extend consumer credit.

•                  Investor confidence shaken by corporate scandals.

•                  The worst winter in ten years severely impacting operating results in the first quarter of 2003.

•                  The war in Iraq.

•                  New Federal “do not call” legislation.

We have reported a revenue decline in each of the last four years.  The material events identified above are the primary reason for failing to meet our number one goal of increasing revenue in 2003.  Despite failing to increase revenue, 2003 has seen the following successes:

•                  Continued cost cutting and beneficial debt restructuring.

•                  Considerable progress toward a successful, optimal, best practices operating model including consolidation and/or standardization of key elements of our business such as advertising, marketing, accounting, and our logo.

•                  Development of a new technologically superior extrusion process using state-of-the-art GE plastics to be used in our window products.

Because of the large, growing home improvement market, we believe ThermoView has considerable opportunities in the future.  However, it is going to be vital for us to:

•                  Complete the best practices model that we have been diligently implementing.

•                  Complete the master job tracking system.

•                  Complete the loan finder software system to provide an effective means of locating ready financing sources for our customers.

•                  Complete introduction of the technologically superior Compozit window extrusion at all of our window manufacturers by the end of 2004.

•                  Open a number of streamlined, efficient, retail showrooms in smaller communities as a means of increasing volumes.

•                  Expanding our manufacturing facility to provide windows to some of our other retail locations in addition to providing windows to our North Dakota retail operation.

The extent of response to our advertising, the closure rate experienced on our sales calls, and the expression of interest by financial institutions in providing consumer remodeling loans are all key indicators of trends in our business.  We are presently observing positive changes in each of these key indicators.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and equivalents of $211,000, a working capital deficit of $359,000, $16.5 million of long-term debt, net of current maturities, and $7.6 million of preferred stock subject to mandatory redemption.

The Company’s cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, decreased significantly during 2003, largely due to declining sales.  The Company began the year with a cash balance of $2.2 million; by the end of the third quarter that balance had decreased to $455,000.  During 2003, the Company was in compliance with all debt covenants through the third quarter.  During the fourth quarter, management determined that the Company would not be able to meet its cash obligations, or comply with the terms of its debt agreements, at December 31, 2003 and into 2004.  Accordingly, Management entered into negotiations with its principal creditor, GE Capital Corporation (“GE”), to restructure the cash flow and covenant requirements.  In the first quarter of 2004, GE agreed to modify its agreements with the Company, effective December 31, 2003.  The new agreements allow the Company to defer all payments of interest and principal until the fourth quarter of 2004, at which time payments essentially equal to those in the prior agreement resume.  The new agreements also set new covenant requirements for 2004 (See Note 7).

The use of $507,000 of cash for investing activities for 2002 related primarily to the acquisition of property and equipment.  The use of $612,000 of cash for investing activities for 2003 also related primarily to the acquisition of property and equipment.

We used $2.0 million in cash for financing activities in 2002 primarily for repayment of debt.  We used $779,000 of cash for financing activities in 2003 for repayment of debt and for establishing a sinking fund.

Our cash flow could be negatively impacted by an adverse final determination in the Nelson E. Clemmens’ litigation.  The adverse judgment could result in our requirement to pay $500,000 plus 10% interest accrued from January 1, 2001 until paid.  We have recorded $500,000 as long-term debt on our balance sheet, and have accrued interest amounting to $150,000 through December 31, 2003.  We have appealed the latest decision.

On June 30, 2003, we restructured our long-term debt and preferred stock.  GE Equity holds Series A debt, Series C debt and other subordinated debt.  Under the restructuring agreements, GE Equity reduced the interest rate on both series of debt from 10% to 8% and from 12% to 8% on the subordinated debt.  Additionally, GE Equity converted $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share.  These warrants are exercisable through March 22, 2013 and were determined to have a fair value of $204,000.  GE Equity extended ThermoView’s debt maturities two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

ThermoView’s preferred stock holders also converted $1 million worth of Series D preferred stock to 680,000 common stock warrants at 28 cents per share.  These warrants are exercisable through June 30, 2013 and were determined to have a fair value of $204,000.  Also, the Series D and E preferred stock holders agreed to reduce the dividend rate on the remainder of the preferred holdings from 12% to 8%, to defer cash dividends until the Series A and B debt is retired, and to extend the date for mandatory redemption to August 31, 2006.

The June 30, 2003 debt restructuring contained revised terms as to principal repayment and the achievement of certain covenants and ratios.  We satisfied all ratios and covenants as of September 30, 2003.  As discussed above, fourth quarter results necessitated revisions of scheduled principal repayments, covenants and ratios as defined in the June 30, 2003 restructuring.  Accordingly, GE Equity agreed to restate repayment terms and covenants and ratios as of December 31, 2003 as follows:

a)              ThermoView must achieve certain quarterly and/or trailing twelve-month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios.  The first measurement date for EBITDA levels is June 30, 2004 and the first measurement date for fixed charge coverage ratios and current asset to current liability ratios is September 30, 2004.

b)             Interest can be deferred as additional principal on Series A and B sub-notes from December 1, 2003 through the third quarter of 2004.

c)              Interest can be deferred as additional principal on the Series C sub-note and the senior subordinated promissory note from October 1, 2003 through the third quarter of 2004.

d)             Principal repayments of $100,000 per month are required on the Series A and B sub-notes beginning November 30, 2004.

e)              Principal repayments on the Series C sub-note of $50,000 per month are required from April 30, 2005 through December 31, 2005 and $100,000 per month thereafter.

If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt.  An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders.  As of December 31, 2003, we are not in default under any of our debt arrangements.

While revenues and cash flow from operations continue to be lower than the previous year and economic and regulatory issues continue to challenge us, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

•                  debt service requirements under terms as revised as of December 31, 2003;

•                  sinking fund requirements securing the supercedeas bond for the Clemmens litigation;

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

We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $450,000 to $550,000 annually.

Business Segments

Our subsidiaries have separate management teams and operational structures and operate in two reportable operating segments: retail and manufacturing.

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

Manufacturing. Our manufacturing segment consists of our subsidiary that manufactures and sells vinyl replacement windows to one of our retail companies and to unaffiliated customers.  In 2004, our manufacturing segment will increase due to sales to an additional retail location.  Our manufacturing segment recognizes revenues when products are shipped. Gross profit in the manufacturing segment represents revenues after deducting product costs (primarily glass, vinyl and hardware), window fabrication labor and other manufacturing expenses.

See Note 13 to Consolidated Financial Statements for additional financial information about each of our business segments.

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

Accounting for the Impairment of Long-Lived Assets

We evaluate our goodwill and other long-term assets for impairment and assess their recoverability based upon anticipated future cash flows.  If facts and circumstances lead management to believe that the cost of one of our assets may be impaired, we will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary.

Revenue and Cost Recognition

We recognize revenues from fixed-price contracts on the completed-contract method since the contracts are of a short duration.  A contract is considered complete when we have installed the home improvement product.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor and supplies.  We charge general and administrative costs to expense as incurred.  We make provisions for estimated losses on uncompleted contracts in the period in which such losses are determined.

Other Loss Contingencies

We record other loss contingencies as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.  Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provisions.  Contingent liabilities are often resolved over long term periods.  Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties.

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

Historical Results of Operations

The following financial information includes Thermo-Tilt plus the results of operations of the companies acquired by us after April 15, 1998. Since all acquisitions were made prior to January 1, 2001, a full year of operations is included for every company acquired.

	Year ended December 31,
	2001	2002	2003
	(In thousands)

Revenues	$90,327	$86,359	$70,080
Cost of revenues earned	44,517	43,329	36,332

Gross profit	45,810	43,030	33,748
Selling, general and administrative expenses	40,989	38,953	33,093
Unusual charges (credits)	(7,150)	—	(796)
Depreciation expense	1,175	986	785
Amortization expense	2,805	74	36

Income from operations	7,991	3,017	630
Equity in earnings of joint venture	—	141	45
Interest expense	(3,035)	(2,604)	(2,529)
Interest expense on mandatorily redeemable preferred	—	—	(297)
Interest income	66	59	25

Income (loss) before income taxes	5,022	613	(2,126)
Income tax expense (benefit)	—	(45)	47

Income (loss) before cumulative effect of an accounting change	5,022	658	(2,173)
Cumulative effect of an accounting change-charge for impairment of goodwill	—	(30,000)	—
Net income (loss)	5,022	(29,342)	(2,173)

Less preferred stock dividends:
Non-cash	(346)	(881)	(472)
Plus:
Benefit of Series D redemption	397	—	796

Net income (loss) attributable to common stockholders	$5,073	$(30,223)	$(1,849)

2001 Compared To 2002

Revenues.  Revenues decreased from $90.3 million in 2001 to $86.4 million in 2002. This revenue decrease of $3.9 million is due primarily to fluctuations in revenues of our retail subsidiaries.  Leingang, our North Dakota retail subsidiary, reported $1.4 million more revenue in 2002 compared to 2001 due to significant backlog caused by a severe hailstorm in June 2001.  Thermo-Shield, our Chicago retail subsidiary, reported $3.8 million less revenue in 2002 compared to 2001.  This subsidiary continues to be underperforming following a change in its lead generation strategy, closure of several of its divisions, and change in subsidiary management.  ThermoView’s management is closely monitoring this subsidiary in an effort to improve its performance.  Rolox, our Kansas City, Missouri, retail subsidiary reported $1.5 million less revenue in 2002 compared to 2001.  This subsidiary eliminated a customer sales incentive program in 2002 and experienced staff turnover which had an adverse impact on revenues.

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

Unusual Charges (Credits).  The unusual credit in 2001 represents a gain on forgiveness of debt in connection with the restructuring of debt in March 2001.  The $7.2 million unusual credit is net of expenses and net of $82,000 of value assigned to common stock purchase warrants issued in connection with the settlement reached with our former senior lender, PNC Bank.  We have reclassified historical results of operations in 2001 to reflect this gain as an unusual credit rather than an extraordinary item to comply with new accounting rules.

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

2002 Compared To 2003

Revenues.  Revenues decreased from $86.4 million for 2002 to $70.1 million for 2003.  Revenues in 2003 were negatively impacted by severe winter weather in our Midwest markets in the first quarter, rain in our Southern California market, the sluggish economy, the events in Iraq, and new telemarketing laws.  All of our retail operations and our manufacturing operation reported less revenues in 2003 compared to 2002.

Gross Profit.  Gross profit, which represents revenues less cost of revenues earned, decreased from $43.0 million in 2002 to $33.7 million in 2003.  The reduction in the amount of gross profit is consistent with the reduced revenue discussed above.  As a percentage of revenues, gross profit decreased from 49.8% in 2002 to 48.2% in 2003.  This decrease results primarily because of more competitive pricing in certain markets and because certain installation costs at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in 2003 compared to 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased from $39.0 million in 2002 to $33.1 million in 2003.  Selling, general and administrative expenses as a percentage of revenue increased from 45.1% in 2002 to 47.2% in 2003.  The increase in selling, general and administrative expenses as a percentage of revenues in 2003 results primarily from the fixed nature of certain expenses relative to the lower volumes.  Despite an increase in selling, general and administrative expenses as a percentage of revenue, we have reduced these expenses by $5 million through purchasing programs and focused cost cutting.

Unusual Credit.  The unusual credit of $796,000 in 2003 represents a gain from converting $1 million of debt to 680,000 common stock warrants issued at 28 cents per share.

Depreciation Expense.  Depreciation expense decreased from $986,000 in 2002 to $785,000 in 2003, reflecting a fairly constant amount of property and equipment.

Interest Expense.  Interest expense, exclusive of interest on mandatorily redeemable preferred, was relatively constant for 2002 and 2003.

Starting July 1, 2003, dividends on mandatorily redeemable preferred stock are reported as interest expense (see Note 8 of Notes to Consolidated Financial Statements for effect of Statement 150).  For 2003, interest expense on mandatorily redeemable preferred was $297,000.

Income Tax Benefit.  Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized.  Accordingly, we established a valuation allowance against all deferred tax assets, and we have not recorded any deferred income taxes in 2002 or 2003.    Income tax expense in 2003 relates to state taxes.

Non-Cash Dividends.  Non-cash dividends in 2002 and the first six months of 2003 represent accrued dividends on the Series D and E preferred stock.  For the last six months of 2003, we reported non-cash dividends as interest expense on mandatorily redeemable preferred (see Note 8 of Notes to Consolidated Financial Statements for effect of Statement 150).

Benefit of Series D Preferred Stock Redemption.  The benefit of $796,000 in 2003 is used in determining net income attributable to common stockholders, and represents a gain on redemption of $1 million of Series D stock in exchange for 680,000 common stock warrants issued at 28 cents per share.

Disclosures about Contractual Obligations and Commercial Commitments

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years
Long Term Debt Obligations	$16,835,264	$430,445	$16,404,819	$—
Capital Lease Obligations	219,834	114,350	103,930	1,554
Operating Lease Obligations	3,068,297	2,014,526	1,053,771	—
Mandatorily Redeemable Preferred Stock	7,593,520	—	7,593,520	—
Total	$27,716,915	$2,559,321	$25,156,040	$1,554

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

Under the terms of the agreement, ThermoView owns 40 percent of the joint venture and Royal Group owns 60 percent.  Additionally, ThermoView agreed to purchase extrusions from the joint venture or an affiliate of the Royal Group for seven years, subject to meeting demand, being price competitive and meeting industry quality standards.  Our interest in this joint venture is accounted for using the equity method.  The joint venture produces and sells extrusions consisting of composites of acrylonitrile butadiene styrene (ABS) and other materials.  Purchases by ThermoView represented 49% and 44% of the joint venture’s total revenue in 2002 and 2003.  The joint venture’s revenue approximated $2.5 million in 2002 and $2.0 million in 2003.

Pending Litigation

ThermoView does not anticipate any significant adverse effect on our financial position, results of operations or cash flows because of the pending litigation described in Item 3, Legal Proceedings, except for the Clemmens litigation. Although ThermoView intends to vigorously defend the Clemmens suit, an adverse outcome could have a material adverse effect on our cash flow.

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2001, 2002, and 2003 inflation did not cause a significant increase in our costs.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

In June 2003, we restructured our debt and, as a result, all of our debt is fixed rate debt.  Interest rate changes would result in gains or losses in the market value of our fixed-rate debt due to the differences between the current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt currently outstanding, a 10% change in interest rates (for example, from 8% to 8.8%) would not have resulted in a significant change in the fair value of our fixed-rate debt.

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

/S/ ARTHUR ANDERSEN LLP

Louisville, Kentucky
February 22, 2002

Report of Independent Public Accountants

Board of Directors and Shareholders

ThermoView Industries, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of ThermoView Industries, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 financial statements of ThermoView Industries, Inc. were audited by other auditors who have ceased operations, and who expressed an unqualified opinion on those financial statements in their report dated February 22, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoView Industries, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Notes 1 and 8, during 2003 the Company adopted new accounting guidance for accounting for certain financial instruments with characteristics of both liabilities and equities.  As disclosed in Notes 1 and 3, during 2002 the Company adopted new accounting guidance for debt extinguishment and goodwill and intangible assets.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II - Valuation and Qualifying Accounts for the periods ended December 31, 2003 and 2002, is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This Schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Crowe Chizek and Company LLC

Louisville, Kentucky
February 27, 2004, except for Notes 1, 7 and 8
as to which the date is March 26, 2004

THERMOVIEW INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2003
Assets
Current assets:
Cash and equivalents	$2,179,887	$211,449
Restricted cash	—	300,000
Receivables:
Trade, net of allowance for doubtful accounts of $344,000 in 2002 and $345,000 in 2003	3,340,577	3,096,229
Other	346,272	140,444
Costs in excess of billings on uncompleted contracts	589,458	560,617
Inventories	2,104,966	1,960,611
Prepaid expenses and other current assets	485,316	645,027
Total current assets	9,046,476	6,914,377
Property and equipment, net	2,679,852	2,676,003
Other assets:
Goodwill	28,358,742	28,358,742
Other assets	408,094	544,787
	28,766,836	28,903,529
Total assets	$40,493,164	$38,493,909

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,698,212	$4,048,388
Accrued expenses	2,663,889	2,072,902
Billings in excess of costs on uncompleted contracts	654,338	541,697
Income taxes payable	93,950	65,602
Current portion of long-term debt	324,368	544,795
Total current liabilities	7,434,757	7,273,384
Long-term debt	17,012,156	16,510,303
Preferred shares subject to mandatory redemption	—	7,593,520
Other long-term liabilities	135,494	471,489
Total liabilities	24,582,407	31,848,696

Commitments and contingencies	—	—
Preferred shares subject to mandatory redemption	7,823,807	—

Stockholders’ equity:
Preferred stock, 2,975,000 shares authorized:
Series A, $.001 par value; none issued	—	—
Series B, $.001 par value; none issued	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 8,628,716 shares issued and outstanding in 2002 and 2003	8,628	8,628
Paid-in capital	63,799,703	64,531,209
Accumulated deficit	(55,721,381)	(57,894,624)
Total stockholders’ equity	8,086,950	6,645,213
Total liabilities and stockholders’ equity	$40,493,164	$38,493,909

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2001	2002	2003
Revenues	$90,327,342	$86,359,078	$70,079,811
Cost of revenues earned	44,516,705	43,328,652	36,331,468

Gross profit	45,810,637	43,030,426	33,748,343
Selling, general and administrative expenses	40,989,044	38,953,057	33,092,857
Unusual credits	(7,150,109)	—	(796,000)
Depreciation expense	1,175,641	986,476	785,034
Amortization expense	2,805,145	73,630	36,094

Income from operations	7,990,916	3,017,263	630,358
Equity in earnings of joint venture	—	141,355	44,900
Interest expense	(3,035,060)	(2,604,841)	(2,529,141)
Interest expense on mandatorily redeemable preferred stock	—	—	(297,219)
Interest income	66,412	59,174	25,432

Income (loss) before income taxes	5,022,268	612,951	(2,125,670)
Income tax expense (benefit)	—	(45,000)	47,573

Income (loss) before cumulative effect of an accounting change	5,022,268	657,951	(2,173,243)
Cumulative effect of an accounting change-charge for impairment of goodwill	—	(30,000,000)	—

Net income (loss)	5,022,268	(29,342,049)	(2,173,243)

Less non-cash preferred stock dividends	(346,680)	(880,914)	(472,494)
Plus benefit of Series D redemption	397,350	—	796,000
	50,670	(880,914)	323,506

Net income (loss) attributable to common stockholders	$5,072,938	$(30,222,963)	$(1,849,737)

Basic income (loss) per common share:
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$.61	$(.02)	$(0.20)
Cumulative effect of an accounting change	—	(3.31)	—
Net income (loss) attributable to common stockholders	$.61	$(3.33)	$(0.20)

Diluted income (loss) per common share:
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$.52	$(.02)	$(0.20)
Cumulative effect of an accounting change	—	(3.31)	—
Net income (loss) attributable to common stockholders	$.52	$(3.33)	$(0.20)

Weighted average shares outstanding-basic	8,328,523	9,069,092	9,190,059
Weighted average shares outstanding-diluted	9,732,026	9,069,092	9,190,059

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balances at January 1, 2001	7,726,461	$7,726	$64,143,792	$(31,401,599)	$32,749,919

Accrued dividends on Series D and E preferred stock	—	—	(346,680)	—	(346,680)
Common stock issued for acquisition	18,000	18	10,782	—	10,800
Benefit of Series D preferred stock redemption	—	—	397,350	—	397,350
Value of warrants issued in connection with debt restructuring	—	—	474,382	—	474,382
Cashless exercise of 150,000 shares of common stock as partial exercise of 1,100,000 shares under stock purchase warrant	117,241	117	(117)	—	—
Net income	—	—	—	5,022,268	5,022,268

Balances at December 31, 2001	7,861,702	7,861	64,679,509	(26,379,331)	38,308,039

Accrued dividends on Series D and E preferred stock	—	—	(880,914)	—	(880,914)

Cashless exercise of 950,000 shares of common stock representing the remaining exercise of 1,100,000 shares under stock purchase warrant	764,014	764	(764)	—	—
Exercise of stock options	3,000	3	1,872	—	1,875
Net loss	—	—	—	(29,342,050)	(29,342,050)

Balances at December 31, 2002	8,628,716	8,628	63,799,703	(55,721,381)	8,086,950

Accrued dividends on Series D and E preferred stock	—	—	(472,494)	—	(472,494)

Benefit of converting Series D preferred stock to common stock purchase warrants	—	—	796,000	—	796,000
Value of warrants issued in connection with Series D redemption	—	—	204,000	—	204,000
Value of warrants issued in connection with debt restructuring	—	—	204,000	—	204,000
Net loss	—	—	—	(2,173,243)	(2,173,243)

Balances at December 31, 2003	8,628,716	$8,628	$64,531,209	$(57,894,624)	$6,645,213

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2001	2002	2003
Operating activities
Net income (loss)	$5,022,268	$(29,342,049)	$(2,173,243)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Cumulative effect of an accounting change-charge for impairment of goodwill	—	30,000,000	—
Depreciation and amortization	3,980,786	1,060,106	821,128
Unusual credits	(7,150,109)	—	(796,000)
Accretion of discount related to debt	993,027	838,276	752,640
Accrued interest on preferred shares subject to redemption	—	—	297,219
Provision for doubtful accounts	56,000	57,000	90,000
Interest forgiven	360,000	—	—
Interest added to principal	1,184,153	—	147,335
Equity in earnings of joint venture	—	(141,355)	(44,900)
Other	—	(190,000)	300,000
Changes in operating assets and liabilities:
Trade receivables	(227,778)	220,897	154,348
Related party and other receivables	327,230	(70,872)	205,828
Costs in excess of billings on uncompleted contracts	92,955	384,170	28,842
Inventories	(18,111)	(355,049)	144,355
Prepaid expenses and other current assets	(516,470)	422,565	(159,711)
Accounts payable	(473,211)	(230,569)	350,178
Accrued expenses	(640,312)	13,466	(553,923)
Billings in excess of costs on uncompleted contracts	102,155	(409,815)	(113,712)
Income taxes payable	52,450	41,500	(28,348)
Net cash provided by (used in) operating activities	3,145,033	2,298,271	(577,964)

Investing activities
Payments for purchase of property and equipment	(510,057)	(478,857)	(505,887)
Finance receivables collected	—	7,193	—
Finance receivables sold	92,355	—	—
Other	82,021	(35,767)	(105,939)
Net cash used in investing activities	(335,681)	(507,431)	(611,826)

Financing activities
Increase in long-term debt	7,291,618	14,411	—
Payments of long-term debt	(8,175,474)	(2,014,822)	(478,648)
Amount escrowed for special purposes	—	—	(300,000)
Redemption of Series D preferred stock	(100,000)	—	—
Proceeds from issuance of detachable stock purchase warrants related to senior debt	392,382	—	—
Financing costs	(222,621)	—	—
Exercise of stock options	—	1,875	—
Net cash used in financing activities	(814,095)	(1,998,536)	(778,648)
Net increase (decrease) in cash and equivalents	1,995,257	(207,696)	(1,968,438)
Cash and equivalents at beginning of year	392,326	2,387,583	2,179,887
Cash and equivalents at end of year	$2,387,583	$2,179,887	$211,449

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

The Company has facilities in 11 states, primarily in the Midwest and southern California.  As of December 31, 2003, 12 of the Company’s 993 total employees were covered by collective bargaining agreements.  These agreements in place as of February 1, 2001 are set to expire May 1, 2004.  A new three-year agreement is being negotiated.

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Liquidity

The Company’s cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, decreased significantly during 2003, largely due to declining sales.  The Company began the year with a cash balance of $2.2 million; by the end of the third quarter that balance had decreased to $455,000.  During 2003, the Company was in compliance with all debt covenants through the third quarter.  During the fourth quarter, management determined that the Company would not be able to meet its cash obligations, or comply with the terms of its debt agreements, at December 31, 2003 and into 2004.  Accordingly, Management entered into negotiations with its principal creditor, GE Capital Corporation (“GE”), to restructure the cash flow and covenant requirements.  In the first quarter of 2004, GE agreed to modify its agreements with the Company, effective December 31, 2003.  The new agreements allow the Company to defer all payments of interest and principal until the fourth quarter of 2004, at which time payments essentially equal to those in the prior agreement resume.  The new agreements also set new covenant requirements for 2004 (See Note 7).

Management strongly believes that the factors leading to declining sales in 2003 are largely environmental in nature and have affected the entire home improvement industry.  Factors negatively impacting sales during 2003 included an overall economic slowdown, the war in Iraq, and the implementation of new Federal-level “do not call” legislation.  Economic activity has since improved, many consumer concerns regarding the war have diminished, and management has begun to find some lead generation alternatives to telemarketing.

Management believes that the Company will generate sufficient cash flow from operating activities to meet its cash obligations and satisfy the requirements of its debt agreements.  The Company has aggressively cut costs, significantly lowering its breakeven point in 2003 and the beginning of 2004.

Cash and Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade Receivables

Trade receivables consist of amounts due from customers.  These are uncollateralized, short-term receivables.  Interest is not charged on receivable.  The Company periodically reviews its trade receivables and provides allowances as deemed necessary.  Losses are charged off to the allowance when management deems further collection efforts will not produce additional collections.

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

Shipping and Handling Fees and Costs

Consistent with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10), the Company classifies shipping and handling amounts billed to customers as revenues.  Shipping and handling costs are included as a component of cost of revenues earned. Shipping and handling amounts billed to customers were $230,709 in 2001, $193,035 in 2002, and $172,909 in 2003.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense was $3,764,840 in 2001, $3,427,737 in 2002, and $3,392,881 in 2003.  Such expenses are included within selling, general and administrative expenses in the accompanying statement of operations.

Income Taxes

Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions.

Income and Loss per Common Share

The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period.  The weighted average number of shares outstanding for the years ended December 31, 2001, 2002, and 2003 includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration of $.03 per share (see Note 7).  Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation.  As the Company recorded losses in 2002 and 2003, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

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

A reconciliation of income (loss) before cumulative effect of an accounting change attributable to common stockholders and net income (loss) attributable to common stockholders used in computing the per share amounts are as follows:

	2001	2002	2003
Income (loss) before cumulative effect of an accounting change	$5,022,268	$657,951	$(2,173,243)
Preferred stock dividends, net of benefit of conversions and redemption	50,670	(880,914)	323,506
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	5,072,938	(222,963)	(1,849,737)
Cumulative effect of an accounting change	—	(30,000,000)	—
Net income (loss) attributable to common stockholders	$5,072,938	$(30,222,963)	$(1,849,737)

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

	2001	2002	2003
Net income (loss):
As reported	$5,022,268	$(29,342,049)	$(2,173,243)
Pro forma	3,939,015	(29,693,210)	(2,245,585)
Net income (loss) attributable to common stockholders:
As reported	5,072,938	(30,222,963)	(1,849,737)
Pro forma	3,989,685	(30,574,124)	(1,922,079)
Basic and diluted income (loss) per common share:
Basic, As reported	.61	(3.33)	(.20)
Diluted, As reported	.52	(3.33)	(.20)
Basic, Pro forma	.48	(3.37)	(.21)
Diluted, Pro forma	.43	(3.37)	(.21)

The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2001	2002	2003
Interest rate	4.56%	3.59%	2.92%
Dividends	—	—	—
Expected volatility	.500	1.62	1.08
Expected life in years	5	5	5

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

New Accounting Pronouncements

Management determined that adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” in 2003 did not have a material impact on the Company’s financial condition or results of operations.

Financial Accounting Standard Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective in the quarter beginning July 1, 2003.  Adoption of Statement 149 did not have a material effect on the Company’s financial position, results of operations, or cash flows.  The effects of adopting Statement 150 are described in Note 8.

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” effective in quarters beginning October 1, 2003.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  A company that holds variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect the adoption of FIN 46 will have an impact on the Company’s consolidated financial statements.

2.  Property and Equipment

Property and equipment at December 31 consists of the following:

	2002	2003
Building improvements	$890,063	$1,037,222
Manufacturing equipment	1,084,167	1,094,460
Furniture, fixtures and equipment	1,136,536	1,236,151
Computer equipment and software	1,678,924	1,779,484
Autos and trucks	1,369,276	1,570,061
	6,158,966	6,717,378
Less accumulated depreciation	(3,479,114)	(4,041,375)
	$2,679,852	$2,676,003

During the fiscal year 2002, $581,284 of additions to property and equipment were financed.  In 2003, the amount of additions financed was $297,248.

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

The Company completed the first step analysis under the requirements of the standard and determined that goodwill was impaired.  Fair values of the Company’s reporting units were determined using a capitalized cash flow technique.  The Company used an outside valuation firm to assist in developing the primary assumptions, such as projected cash flows and capitalization rates and to perform the valuation to apply to the reporting units.  The Company initially defined reporting unit below the segment level but later determined that for the valuation performed at September 30, 2002 and for subsequent valuations, it will be appropriate to define the reporting unit at the segment level due to further integration of the Company’s operations.

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

Goodwill must be evaluated at least annually, and more frequently under certain conditions.  Goodwill impairment in future periods, if any, will be charged to continuing operations.  The Company’s method of determining goodwill impairment is particularly dependent upon operating cash flow.  At September 30, 2002 and 2003, management used an outside valuation firm to perform the annual valuations.  Management reviewed goodwill impairment at December 31, 2003 and determined that losses are temporary based on industry trends and external factors.  Results of the valuations indicated no further goodwill impairment.

The income (loss) before cumulative effect of an accounting change attributable to common stockholders as reconciled in Note 1 adjusted to a comparable basis for goodwill amortization is as follows:

	2001	2002	2003
Income (loss) attributable to common stockholders before cumulative effect of an accounting change as reported in Note 1	$5,072,938	$(222,963)	$(1,849,737)
Add back goodwill amortization	2,664,474	—	—
Adjusted income (loss) attributable to common stockholders before cumulative effect of an accounting change	$7,737,412	$(222,963)	$(1,849,737)

Basic income (loss) per share:
Income (loss) attributable to common stockholders before cumulative effect of an accounting change as reported	$.61	$(.02)	$(.20)
Add back goodwill amortization	.32	—	—
Adjusted income (loss) attributable to common stockholders before cumulative effect of an accounting change	$.93	$(.02)	$(.20)

Diluted income (loss) per share:
Income (loss) before cumulative effect of an accounting change attributable to common stockholders as reported	$.52	$(.02)	$(.20)
Add back goodwill amortization	.27	—	—
Adjusted income (loss) before cumulative effect of an accounting change attributable to common stockholders	$.79	$(.02)	$(.20)

Information regarding goodwill by segment is as follows:

	Manufacturing Segment	Retail Segment	Total
Carrying amount of goodwill at December 31, 2001	$4,017,782	$54,340,960	$58,358,742
Impairment charge upon adoption of SFAS No. 142	(2,547,219)	(27,452,781)	(30,000,000)
Goodwill at December 31, 2002 and 2003	$1,470,563	$26,888,179	$28,358,742

4.  Uncompleted Contracts

Costs and billings on uncompleted contracts at December 31 are as follows:

	2002	2003
Costs incurred on uncompleted contracts	$927,464	$857,821
Billings to date	992,344	(838,901)
	$(64,880)	$18,920

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	2002	2003
Costs in excess of billings on uncompleted contracts	$589,458	$560,617
Billings in excess of costs on uncompleted contracts	(654,338)	(541,697)
	$(64,880)	$18,920

5.  Leases

The Company and its subsidiaries are lessees under various operating lease agreements for office space, manufacturing facilities, warehouses, equipment and other properties.  The Company in general is responsible for all taxes, insurance and utility expenses associated with these leases.  Lease renewal options are present in many of the lease arrangements, and range in renewal periods from one to five years.  Future minimum rental commitments at December 31, 2003, are as follows:

Year	Related Party Leases	Other Leases	Total
2004	1,053,252	961,274	2,014,526
2005	377,052	184,283	561,335
2006	362,052	105,369	467,421
2007	—	25,015	25,015
2008	—	—	—
Total	$1,792,356	$1,275,941	$3,068,297

Rent expense was $1,717,523, $1,850,848, and $1,851,037 for the years ended December 31, 2001, 2002, and 2003, respectively.  Of these amounts, related party rent expense was $907,620, $954,852, and $966,300 for 2001, 2002, and 2003, respectively.

6.  Accrued Expenses

Accrued expenses as of December 31 consist of the following:

	2002	2003
Payroll and related	$1,556,910	$1,214,160
Warranties	492,000	364,000
Professional fees	113,400	115,530
Other	501,579	379,212
	$2,663,889	$2,072,902

7.  Long-term Debt

Long-term debt at December 31 consists of the following:

	2002	2003
Series A, B and C senior debt	$9,576,525	$10,158,348
Senior subordinated promissory note	4,671,548	3,989,709
Obligations related to guarantors of bank revolving line of credit	2,306,500	2,234,500
Other	781,951	672,541
	17,336,524	17,055,098
Less current portion	324,368	544,795
Long-term portion	$17,012,156	$16,510,303

The following is a schedule by years of future maturities of long-term debt as of December 31, 2003:

2004	$544,795
2005	1,879,696
2006	14,615,746
2007	14,861
Total	$17,055,098

In connection with the loan agreement, in 2001 GE Equity obtained warrants to purchase 561,343 shares of common stock at $.03 per share.  The portion of the proceeds from this loan allocable to the detachable stock purchase warrant amounting to $4,800,000 has been accounted for as paid-in capital (less a prorata share of issue costs of $339,452) with the resulting discount, as well as a prorata share of issue costs of $360,303 to be accounted for as additional interest over the term of the loan.  GE Equity has certain demand and piggy-back registration rights with respect to common stock underlying the warrant.

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

The Company owed PNC $14,719,991 as of December 31, 2000.  In January 2001, PNC exercised their right to seize $3,000,000 of collateral provided to them by four guarantors of the PNC debt.  This reduced the PNC debt balance to $11,719,991.  The remaining balance of $11,719,991 was settled for cash of $5,250,000 and the issuance of a warrant to PNC to purchase 200,000 shares of the Company’s common stock at $.28 per share.  The warrant is exercisable through March 2011.  The forgiveness of debt principal by PNC of approximately $6.5 million and the accrued interest on the debt from January 1, 2001 through March 22, 2001, net of related expenses which include the fair value of the common stock purchase warrant issued to PNC, was reported by ThermoView as an extraordinary credit of $6,584,109, in the first quarter of 2001.  The statement of operations in 2001 has been reclassified to reflect this gain as an unusual credit rather than an extraordinary item due to the requirements of SFAS No. 145.

The settlement with PNC was consummated by restatement of the original PNC note dated August 31, 1998 and by issuing (i) a Series A sub-note payable to GE Equity in the amount of $3,000,000; (ii) Series B sub-notes payable to each of the Series B lenders (officers, directors, employees and consultants) in the total amount of $2,250,000; and (iii) a new Series C sub-note payable to GE Equity in the amount of $6,250,000 face amount ($4,750,000 net of debt discount) representing a portion of GE Equity’s original subordinated note of

$10,000,000.  Also, GE Equity agreed to add interest on this $6,250,000 senior debt to principal through December 31, 2001.  The GE Equity subordinated debt originally had a face amount of $10,000,000 and at December 31, 2000 had a balance of $7,600,000 net of debt discount ($7,900,000 with deferred interest).  Since $6,250,000 of this debt became senior debt, the remaining face amount was $3,750,000 ($2,850,000 net of debt discount).  The maturity date of the subordinated debt was changed from July 2002 to April 30, 2004.  Also, GE Equity agreed to add interest on the subordinated debt to principal for the fourth quarter of 2000 and all of 2001.

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

On June 30, 2003, the Company again restructured its long-term debt.  GE Equity holds Series A debt, Series C debt and other subordinated debt.  Under the restructuring agreements, GE Equity reduced the interest rate on both series of debt from 10% to 8% and from 12% to 8% on the subordinated debt.  Additionally, GE Equity converted $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share.  These warrants are exercisable through March 22, 2013 and were determined to have a fair value of $204,000.  ThermoView’s debt maturities were extended by two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

The June 30, 2003 debt restructuring contained revised terms as to principal repayment and the achievement of certain covenants and ratios.  The Company satisfied all ratios and covenants as of September 30, 2003.  However, during the fourth quarter it became apparent that the Company would not meet required covenants and ratios at December 31, 2003 and might not be able to meet scheduled interest and principal payments during 2004.  As a result, GE Equity agreed to restate repayment terms and covenants and ratios as of December 31, 2003 as follows:

a)              ThermoView must achieve certain quarterly and/or trailing twelve-month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios.  The first measurement date for EBITDA levels is June 30, 2004 and the first measurement date for fixed charge coverage ratios and current asset to current liability ratios is September 30, 2004.

b)             Interest can be deferred and added to principal on Series A and B sub-notes from December 1, 2003 through the third quarter of 2004.

c)              Interest can be deferred and added to principal on the Series C sub-note and the senior subordinated promissory note from October 1, 2003 through the third quarter of 2004.

d)             Principal repayments of $100,000 per month are required on the Series A and B sub-notes beginning November 30, 2004.

e)              Principal repayments on the Series C sub-note of $50,000 per month are required from April 30, 2005 through December 31, 2005 and $100,000 per month thereafter.

Two of the four guarantors received promissory notes for $1,200,000 at 6% interest in full settlement of any potential obligation related to $2,000,000 of funds forfeited to PNC when they exercised their rights under their credit agreement.  Total interest on the notes through maturity approximates $234,000.  Since the principal amounts of the notes and the interest totaling approximately $1,434,000 is less than the $2,000,000 obligation, an extraordinary gain amounting to approximately $566,000 was reported by the Company in the first quarter of 2001.  The statement of operations in 2001 has been reclassified to reflect this gain as an unusual credit rather than an extraordinary item to comply with new accounting rules.  In connection with the June 30, 2003 restructuring, the holder of $1.2 million of notes agreed to extend the due date of the notes from June 30, 2004 to September 30, 2006.

The other two guarantors who guaranteed $500,000 of the PNC debt each have not settled possible claims related to forfeiture of their respective collateral.  One of the guarantors has filed a claim against the Company, described in Note 12, Contingencies and Commitments, seeking reimbursement of the forfeited collateral.  The Company has recorded a $1,000,000 liability for possible future claims which is classified as long-term since it is not expected to be repaid before the senior restated notes mature.

At December 31, 2003, $2,142,762 of Series A, $6,429,033 of Series C, and $3,989,709 of senior subordinated promissory note (an aggregate of $12,561,504) represent amounts owed to GE Equity.  The aggregate face amount of all GE Equity debt before discount amounts to $12,746,759 at December 31, 2003.

Cash paid for interest was $503,707, $1,579,884, and $1,226,662 for 2001, 2002, and 2003, respectively.

Interest expense on related party debt was $172,438, $194,776, and $189,043 for 2001, 2002, and 2003, respectively.

The fair value of the Company’s $17,055,098 of long-term debt at December 31, 2003 approximates its recorded value.

8.  Mandatorily Redeemable Preferred Stock

In December 2000, the holders of the $6,000,000 of mandatorily redeemable Series C preferred stock agreed to convert all of its $6 million of preferred stock, including related warrants, into a warrant to purchase 1,100,000 shares of common stock of the Company at an exercise price of $.28 per share.  The warrant was exercisable at any time until April 22, 2004.  The holder of the warrant had certain demand and piggy-back registration rights with respect to common stock underlying the warrant.  In 2001, 150,000 shares were purchased, and in 2002, the balance of 950,000 shares was purchased in a cashless exercise, resulting in the issuance of 878,255 common shares.

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

In September 2000, holders of approximately $5.7 million, or about 79% of the Series D preferred stock, agreed to restructure the terms.  As a result of the agreement, dividends payable to the holders of the stock did not begin to accrue until October 2001.  Also, the Series D preferred stock was revised to add a mandatory redemption provision which required 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001 (revised to July 1, 2004 and in 2003 revised to August 31, 2006).  Penalties in the form of a 2% increase per annum in the dividend rate, limited to a maximum adjusted dividend rate of 16% per annum, will apply to those portions of preferred stock that are not timely redeemed, which also applies to the Series E preferred stock discussed below.  In 2001, the Company redeemed 99,470 shares of Series D preferred stock with a carrying value of $497,350 for $100,000 from the prior owners of an acquired business.  ThermoView has reflected the excess of the carrying amount over the consideration given of $397,350 as a benefit of Series D redemption in 2001.

The remaining approximate 21% or $1.5 million of the Series D preferred stock was converted into 300,000 shares of 12% Series E cumulative preferred stock ($.001 par value and $5.00 stated value).  The Series E preferred stock is senior to the common stock of the Company and is on parity with the Series D preferred stock.  (The undeclared cumulative dividends at December 31, 2003 amount to $1,182,932 and $772,479 for the Series D and E, respectively.)  The shares of Series E preferred stock are not convertible into common stock, have no voting rights and contain no registration rights.  The Series E has a mandatory redemption provision which requires 20% annual redemption of this preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001 (revised to July 1, 2004 and in 2003 revised to August 31, 2006).

In connection with the June 30, 2003 debt restructuring, ThermoView’s preferred stock holders converted $1 million worth of Series D preferred stock to 680,000 common stock warrants at 28 cents per share.  These warrants are exercisable through June 30, 2013 and were determined to have a fair value of $204,000.  Also, the Series D and E preferred stock holders agreed to reduce the dividend rate on the remainder of the preferred holdings from 12% to 8%, to defer cash dividends until the Series A and B debt is retired, and to extend the date for mandatory redemption to August 31, 2006.

The Financial Accounting Standards Board (FASB) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities,” effective for companies for the first interim period beginning after June 15, 2003.  The new rule requires accounting for some financial instruments as liabilities that under previous guidance were accounted for as equity or between liabilities and equity (“mezzanine”).  The Company has previously reported mandatorily redeemable preferred stock series D and E in prior periods in the mezzanine section of the balance sheet.  With the Company’s adoption of this standard on July 1, 2003, the mandatorily redeemable preferred stock of $7.5 million is included as a component of liabilities, described as “preferred shares subject to mandatory redemption,” as of September 30, 2003.  Prior periods are not restated when SFAS 150 is applied.

Preferred shares subject to mandatory redemption is comprised of the following:

Series D:  Par value of $.001 with an aggregate redemption amount and liquidation preference of $5,081,832 at December 31, 2003.  Total shares authorized - 1,500,000 shares; shares issued and outstanding 956,900 as of December 31, 2002 and 756,900 as of December 31, 2003.  The date of the mandatory redemption is August 31, 2006.

Series E:   Par value of $.001 with an aggregate redemption amount and liquidation preference of $2,511,689 at December 31, 2003.  Total shares authorized - 500,000; shares issued and outstanding – 336,600 as of December 31, 2002 and December 31, 2003.  The date of the mandatory redemption is August 31, 2006.

In addition, upon adoption of SFAS 150, dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense on mandatorily redeemable preferred stock in the statement of operations.

9.  Income Taxes

Significant components of income tax expense for the years ended December 31, 2001, 2002, and 2003 are as follows:

	2001	2002	2003
Current:
Federal	$—	$—	$—
State	—	(45,000)	47,573
	—	(45,000)	47,573
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax expense (benefit)	$—	$(45,000)	$47,573

A reconciliation of income tax expense with the expected amount computed by applying the federal statutory income tax rate to income (loss) before income taxes for the years ended December 31, 2001, 2002, and 2003 is as follows:

	2001	2002	2003
Income tax benefit computed at federal statutory tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	—	(4.8)	1.5
Nondeductible goodwill amortization	8.3	—	—
Tax benefit never realized on expired stock options	—	—	58.6
Valuation allowance against deferred tax assets	(43.9)	(40.1)	(24.8)
Other	1.6	3.6	.9
Total	0.0%	(7.3)%	2.2%

Significant components of deferred income taxes as of December 31 are as follows:

	2002	2003
Net operating loss carry forwards	$3,601,000	$4,884,000
Allowance for doubtful accounts	210,000	210,000
Compensation expense related to stock options	1,246,000	—
Warranties	251,000	214,000
Goodwill	4,988,000	3,981,000
Other	(330,000)	(389,000)
Deferred tax assets	9,966,000	8,900,000
Less valuation allowance	(9,966,000)	(8,900,000)
Net deferred tax assets	$—	$—

As of December 31, 2003, the Company has cumulative net operating loss carry forwards of approximately $15 million for federal income tax purposes.  These net operating losses expire in 2018 through 2023.  Management has concluded that it is more likely than not that the Company’s deferred tax assets will not be realized.  Accordingly, deferred tax assets have been fully offset by a valuation allowance at December 31, 2002 and 2003.

Cash paid (refunds received) for income taxes was $63,027 in 2001, $(117,414) in 2002, and $76,884 in 2003.

10.  Stockholders’ Equity

In addition to the authorized stock information presented in the Company’s balance sheet, the Company’s stockholders have authorized the Company to issue up to 3.75 million shares of common stock in one or more private placements.

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

Employee Stock Options

The Company has adopted three stock option plans under which both qualified and non-qualified options may be granted to key employees and directors at prices not less than fair market value on the date of grant.  Options generally vest over a three-year period and expire five to ten years after the date of grant.  In 2003, Company stock was added to the PNC fund options.

Stock option activity is summarized as follows:

	2001	2002	2003
Outstanding, January 1	1,885,807	2,769,713	2,569,305
Granted	963,664	342,000	—
Exercised	—	(3,000)	—
Forfeited	(79,758)	(539,408)	(707,005)

Outstanding, December 31	2,769,713	2,569,305	1,862,300

Exercisable	2,202,049	2,351,469	1,788,978

Available for grant	436,336	94,336	94,336

Average exercise price per share:
Outstanding, January 1	$4.44	$3.24	$3.29
Granted	.90	.84	—
Exercised	—	.63	—
Outstanding, December 31	3.24	3.05	2.37
Exercisable, December 31	3.02	3.29	2.44

Weighted average grant date fair value of options granted during the year	$.81	$.79	—

The following table summarizes information about employee stock options outstanding at December 31, 2003:

Options Outstanding

Number Outstanding	Weighted Exercise Price	Weighted Remaining Contractual Life
374,000	$0.62	6.74
284,000	0.81	8.71
952,333	0.90	7.76
50,000	1.02	8.28
5,000	2.50	5.58
196,967	15.42	5.07
1,862,300	$2.37	7.42

Non-Employee Stock Options and Purchase Warrants

Since inception, the Company has issued various non-employee stock options and purchase warrants.  Refer to Notes 7 and 8 for warrants issued in connection with debt and in connection with the Series C preferred stock.

Other non-employee options and warrants (not related to debt transactions) issued are as follows:

	2001	2002	2003
Outstanding, January 1	990,799	990,799	410,650
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	(580,149)	(85,150)

Outstanding, December 31	990,799	410,650	325,500

Average exercise price per share:
Outstanding, January 1	$10.11	$10.11	$8.53
Granted	—	—	—
Forfeited	—	11.23	16.44
Outstanding, December 31	10.11	8.53	.83
Exercisable, December 31	10.11	8.53	.83

Common Shares Reserved

The following table summarizes the number of shares of common stock reserved for future issuance as of December 31, 2003:

Employee stock options:
Options granted	1,862,300
Shares reserved for future grants under 2000 Plan	94,336
Stock purchase warrants issued in connection with:
GE Equity senior subordinated promissory note	561,343
2001 Restructure transaction	1,157,030
2003 Restructure transaction	1,360,000
Other stock purchase warrants	325,500
5,360,504

11.  Employee Benefit Plans

The Company has a defined contribution 401(k) profit sharing plan and trust for the benefit of all its employees, subject to certain age and service requirements.  Plan participants may make salary reduction contributions to the plan which are subject to Internal Revenue Service contribution limitations.  The Company makes matching employer contributions of twenty-five percent of the first six percent of the employees’ contributions.  Employee contributions vest immediately.  In 2003, Company stock was added as a fund option in the Company’s defined contribution 401(k) profit sharing plan.  Employer contributions vest over a six-year period.  The Company contributed $234,963 to this plan in 2001, $221,948 in 2002, and $182,535 in 2003.

12.  Contingencies and Commitments

On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens’ loss of guaranty collateral to PNC Bank.  These claims are in connection with the April 2000 amendment to ThermoView’s previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt.  In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty.  In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty.  We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000.  Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView’s March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied.  On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling.  On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView.  ThermoView sought a reconsideration of the February 26, 2003 ruling.  On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($150,000 through December 31, 2003).  On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals.  ThermoView submitted its Appellant’s Brief to the Kentucky Court of Appeals on December 22, 2003, and the appeal remains pending.  On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter.  In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond.  Pursuant to this agreement, ThermoView has and will make payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond.  At December 31, 2003, $300,000 is included on the accompanying balance sheet as restricted cash.  In addition, under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking fund will be no less than $600,000 by June 30, 2004.  In consideration for the agreement, ThermoView has agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and has granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond.  In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis.  Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report.  Maxwell could assert claims for the same amount as Clemmens.  Management has evaluated the potential loss associated with Clemmens’ litigation and Maxwell’s unasserted claim and believes that the Company has recorded adequate liabilities on its balance sheet as of December 31, 2003.  While ThermoView believes that the ultimate resolution of this Clemmens’ matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

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

13.  Segment Information

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

Segment information for 2001 was as follows:

	Retail	Manufacturing	Corporate and Other(a)	Consolidated
Revenues from external customers	$83,238,033	$6,972,915	$116,394	$90,327,342
Intersegment revenues	—	1,055,479	—	1,055,479
Unusual credit-gain on forgiveness of debt	—	—	7,150,109	7,150,109
Depreciation and amortization	3,230,331	361,492	388,963	3,980,786
Income (loss) from operations	2,656,863	766,183	4,567,870	7,990,916
Interest expense	42,881	12,552	2,979,627	3,035,060
Interest income	20,003	9,663	36,746	66,412
Total assets	61,949,966	6,836,906	2,413,273	71,200,145
Additions to long-lived assets:
Property and equipment	605,096	166,230	83,209	854,535
Goodwill	460,800	—	—	460,800

Segment information for 2002 was as follows:

	Retail	Manufacturing	Corporate and Other(a)	Consolidated
Revenues from external customers	$79,662,391	$6,331,532	$365,155	$86,359,078
Intersegment revenues	—	897,346	—	897,346
Depreciation and amortization	646,263	195,151	218,692	1,060,106
Income (loss) from operations	4,367,526	672,713	(2,022,976)	3,017,263
Interest expense	47,836	18,072	2,538,931	2,604,841
Interest income	17,726	14,257	27,191	59,174
Cumulative effect of an accounting change	27,452,781	2,547,219	—	30,000,000
Total assets	34,150,383	4,119,799	2,222,982	40,493,164
Additions to long-lived assets:
Property and equipment	818,946	123,248	117,947	1,060,141

Segment information for 2003 was as follows:

	Retail	Manufacturing	Corporate and Other(a)	Consolidated
Revenues from external customers	$64,585,471	$5,187,436	$306,904	$70,079,811
Intersegment revenues	—	846,276	—	846,276
Depreciation and amortization	565,710	130,020	125,398	821,128
Income (loss) from operations	2,019,652	254,268	(1,643,562)	630,358
Interest expense including mandatorily redeemable preferred stock	50,907	10,487	2,764,966	2,826,360
Interest income	15,075	8,185	2,172	25,432
Unusual credit-gain on conver-sion of debt to warrants	—	—	796,000	796,000
Total assets	33,047,465	3,556,567	1,889,877	38,493,909
Additions to long-lived assets:
Property and equipment	721,268	5,178	76,689	803,135

(a)               For segment reporting purposes, corporate and other represents the operating costs associated with the general oversight of the Company and financial services provided to the subsidiaries in 2000 and 2001.  Revenue from external customers is mainly due to a volume rebate program that was established during fiscal year 2001.

14.  Joint Venture

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

Under the terms of the agreement, ThermoView owns 40 percent of the joint venture and Royal Group owns 60 percent.  Additionally, ThermoView agreed to purchase extrusions from the joint venture or an affiliate of the Royal Group for seven years, subject to meeting demand, being price competitive and meeting industry quality standards.  The Company’s interest in this joint venture is accounted for using the equity method.  The joint venture produces and sells extrusions consisting of composites of acrylonitrile butadiene styrene (ABS) and other materials.  Purchases by ThermoView represented 49% of the joint venture’s total revenue in 2002 and 44% of total revenue in 2003.  The joint venture’s revenue approximated $2.5 million in 2002 and $2.0 million in 2003.

15.  Selected Quarterly Data (Unaudited)

Quarterly data for 2002 was as follows:

	First	Second	Third	Fourth
Revenues	$20,657,262	$23,822,546	$22,117,216	$19,762,054
Gross profit	10,334,584	12,163,971	10,767,702	9,764,169
Cumulative effect of an accounting change-charge for impairment of goodwill	(30,000,000)	—	—	—
Net income (loss)	(30,748,509)	772,236	310,485	323,739
Net income (loss) attributable to common stockholders	(30,939,877)	578,750	60,726	77,438
Basic income (loss) per common share	(3.53)	0.06	0.01	0.01
Diluted income (loss) per common share	(3.53)	0.06	0.01	0.01

Quarterly data for 2003 was as follows:

	First	Second	Third	Fourth
Revenues	$16,193,013	$18,112,855	$19,307,308	$16,466,635
Gross profit	7,736,792	8,868,778	9,583,655	7,559,118
Net income (loss)	(1,526,703)	240,326	292,264	(1,179,130)
Net income (loss) attributable to common stockholders	(1,758,200)	795,329	292,264	(1,179,130)
Basic income (loss) per common share	(0.19)	.09	.03	(.13)
Diluted income (loss) per common share	(0.19)	.08	.03	(.13)

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

Item 9A.  Controls and Procedures

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of ThermoView’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in ThermoView’s internal controls or in other factors that could significantly affect our internal controls.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors appearing in ThermoView’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on May 12, 2004 (the “2004 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers appearing under “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

Information appearing under “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Voting Securities” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under “Certain Relationships and Related Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information appearing under “Independent Auditors Fees” in the 2004 Proxy Statement is incorporated herein by reference.

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

B.

Reports On Form 8-K

	1.	Compozit Development News Release
On November 7, 2003, the Company issued a press release announcing developments related to the newly designed Compozit window pursuant to Item 5 of Form 8-K for the event occurring November 7, 2003.

C.	Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (page 67), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Commonwealth of Kentucky, on the 30th day of March, 2004.

ThermoView Industries, Inc.

By:	/s/ Stephen A. Hoffmann
Stephen A. Hoffmann,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Hoffmann	Chairman of the Board	March 30, 2004
Stephen A. Hoffmann	(principal executive officer)

/s/ Charles L. Smith	Chief Executive Officer and	March 30, 2004
Charles L. Smith	Director
Chief Financial Officer
/s/ Jeffrey L. Fisher	(principal financial and	March 30, 2004
Jeffrey L. Fisher	accounting officer)

/s/ Robert L. Cox	Director	March 30, 2004
Robert L. Cox

/s/ Raymond C. Dauenhauer, Jr.	Director	March 30, 2004
Raymond C. Dauenhauer, Jr.

/s/ J. Sherman Henderson, III	Director	March 30, 2004
J. Sherman Henderson, III

/s/ Bruce C. Merrick	Director	March 30, 2004
Bruce C. Merrick

/s/ George T. Underhill	Director	March 30, 2004
George T. Underhill

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

10.133	—	Amended and Restated Reimbursement Agreement dated as of March 17, 2004 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.134	—	Twelfth Amendment to Loan Agreement dated as of March 17, 2004 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.135	—	Eighth Amendment to Securities Purchase Agreement dated as of March 17, 2004 by and among GE Capital Equity Investment, Inc. and registrant, et al.
10.136	—	Amended and Restated Series A Promissory Note dated as of March 17, 2004 by and between registrant and its subsidiaries and GE Capital Equity Investments, Inc.
10.137	—	Amended and Restated Series C Promissory Note dated as of March 17, 2004 by and between registrant and its subsidiaries and GE Capital Equity Investments, Inc.
10.138	—	Amended and Restated Series B Promissory Note dated as of March 17, 2004 by and between registrant and its subsidiaries and the individuals identified on Schedule A of the Index to Exhibits.
31.1	—	Rule 13a-14(a) Certification of Charles L. Smith for the Form 10-K for the year ended December 31, 2003.
31.2	—	Rule 13a-14(a) Certification of Jeffrey L. Fisher for the Form 10-K for the year ended December 31, 2003.
32.1	—	18 U.S.C. Section 1350 Certifications of Charles L. Smith and Jeffrey L. Fisher for the Form 10-K for the year ended December 31, 2003.

SCHEDULE A

TO INDEX TO EXHIBITS

Exhibit Number 10.138 Amended and Restated Series B Promissory Note dated as of March 17, 2004, was executed by the registrant and issued to the individuals in the amounts specified:

Name	Amount
Daniel F. Dooley	17,738.10
Robert L. Cox	177,380.95
DART Investors, LLC	603,095.24
Charles L. Smith	333,476.19
Robert L. Cox, II	106,428.57
Stephen A. Hoffmann	92,238.10
Mitch M. Wexler	70,952.38
Stephen Townzen	35,476.19
Emerging Business Solutions, LLC	35,476.19
Ronald L. Carmicle	24,833.33
Raymond C. Dauenhauer	24,833.33
J. Sherman Henderson, III	24,833.33
Bruce C. Merrick	24,833.33
George T. Underhill, III	24,833.33

Schedule II - Valuation and Qualifying Accounts

ThermoView Industries, Inc.

December 31, 2003

Column A	Column B	Column C		Column D		Column E
		Additions
Descriptions	Balance at Beginning of Period	Charge to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe		Balance at End of Period
Year Ended December 31, 2001 Deducted from asset accounts:
Allowance for doubtful accounts	$881,000	$56,000	$—	$(524,000	)(1)	$413,000
Reserve for losses on finance receivables	362,000	—	—	(210,000	)(1)	152,000
Total	$1,243,000	$56,000	$—	$(734,000)		$565,000

Year Ended December 31, 2002 Deducted from asset accounts:
Allowance for doubtful accounts	$413,000	$57,000	$—	$(126,000	)(1)	$344,000
Reserve for losses on finance receivables	152,000	—	—	(152,000	)(1)	—
Total	$565,000	$57,000	$—	$(278,000)		$344,000

Year Ended December 31, 2003 Deducted from asset accounts:
Allowance for doubtful accounts	$344,000	$90,000	$—	$(89,000	)(1)	$345,000
Reserve for losses on finance receivables	—	—	—	—		—
Total	$344,000	$90,000	$—	$(89,000)		$345,000

(1) Uncollectible accounts written off, net of recoveries.