Form 10-Q
period 2004-03-31
THERMOVIEW INDUSTRIES INC
filed 2004-05-17
CIK 1083753

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

                  For the quarterly period ended March 31, 2004

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

     As of April 30, 2004, 8,638,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
     Item 1. Financial Statements..............................................1
         Condensed Consolidated Balance Sheets.................................1
         Condensed Consolidated Statements of Operations.......................2
         Condensed Consolidated Statements of Cash Flows.......................3
         Notes to Condensed Consolidated Financial Statements..................4
     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13
     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......18
     Item 4. Controls and Procedures..........................................19
Part II Other Information
     Item 1. Legal Proceedings................................................20
     Item 2. Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities.......................................21
     Item 3. Defaults upon Senior Securities..................................21
     Item 4. Submission of Matters to a Vote of Security Holders..............21
     Item 5. Other Information................................................21
     Item 6. Exhibits and Reports on Form 8-K.................................21
_____

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                                   December 31    March 31, 2004
                                                       2003        (Unaudited)
Assets
Current assets:
 Cash and equivalents ..........................   $    211,449    $    213,249
 Restricted cash ...............................        300,000         360,000
 Receivables:
 Trade, net of allowance for doubtful accounts
  of $345,000 in 2003 and $347,181 in 2004......      3,096,229       3,754,646
 Other .........................................        140,444         157,315
 Costs in excess of billings on uncompleted
  contracts ....................................        560,617         551,642
 Inventories ...................................      1,960,611       2,158,373
 Prepaid expenses and other current assets .....        645,027         936,209
                                                   -------------   -------------
Total current assets ...........................      6,914,377       8,131,434
Property and equipment, net of depreciation ....      2,676,003       2,779,813
Other assets:
 Goodwill ......................................     28,358,742      28,358,742
 Other assets ..................................        544,787         520,522
                                                   -------------   -------------
                                                     28,903,529      28,879,264
                                                   -------------   -------------
Total assets ...................................   $ 38,493,909    $ 39,790,511
                                                   =============   =============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable ..............................   $  4,048,388    $  4,459,846
 Accrued expenses ..............................      2,072,902       2,600,101
 Billings in excess of costs on uncompleted
  contracts ....................................        541,697       1,236,367
 Income taxes payable ..........................         65,602          65,602
 Current portion of long-term debt .............        544,795         879,505
                                                   -------------   -------------
Total current liabilities ......................      7,273,384       9,241,421
Long-term debt .................................     16,510,303      17,095,565
Preferred shares subject to mandatory redemption      7,593,520       7,742,338
Other long-term liabilities ....................        471,489         563,663
                                                   -------------   -------------
Total liabilities ..............................     31,848,696      34,642,987

Stockholders' equity:
 Preferred stock, 2,975,000 shares authorized:
  Series A, $.001 par value; none issued .......             --              --
  Series B, $.001 par value; none issued .......             --              --
 Common stock, $.001 par value; 25,000,000 shares
  authorized; 8,628,716 shares issued and out-
  standing at December 31, 2003 and 8,638,716
  shares issued and outstanding at March 31, 2004         8,628           8,638
  Paid-in capital ..............................     64,531,209      64,537,449
  Accumulated deficit ..........................    (57,894,624)    (59,398,563)
                                                   -------------   -------------
Total stockholders' equity .....................      6,645,213       5,147,524
                                                   -------------   -------------
Total liabilities and stockholders' equity .....   $ 38,493,909    $ 39,790,511
                                                   =============   =============

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the three months ended
                                                             March 31,
                                                   -----------------------------
                                                       2003             2004
                                                   -------------   -------------

Revenues .......................................   $ 16,193,013    $ 14,839,140
Cost of revenues earned ........................      8,456,221       7,867,099
                                                   -------------   -------------

Gross profit ...................................      7,736,792       6,972,041

Selling, general and administrative expenses ...      8,396,181       7,480,599
Depreciation expense ...........................        214,101         212,598
Amortization expense ...........................          5,064          12,983
                                                   -------------   -------------

Loss from operations ...........................       (878,554)       (734,139)

Equity in earnings (loss) of joint venture .....        (26,207)         (3,335)
Interest expense ...............................       (632,130)       (768,651)
Interest income ................................          9,764           5,563
                                                   -------------   -------------

Loss before income taxes .......................     (1,527,127)     (1,500,562)
Income tax expense (benefit) ...................           (424)          3,377
                                                   -------------   -------------

Net loss .......................................     (1,526,703)     (1,503,939)

Less non-cash Series D and E preferred stock
 dividends .....................................       (231,497)           --
                                                   -------------   -------------

Net loss attributable to common stockholders ...   $ (1,758,200)   $ (1,503,939)
                                                   =============   =============

Basic and diluted loss per common share:
 Net Loss attributable to common stockholders ..   $      (0.19)   $      (0.16)
                                                   -------------   -------------
 Net loss attributable to common stockholders ..   $      (0.19)   $      (0.16)
                                                   =============   =============

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     For the three months ended
                                                              March 31,
                                                   -----------------------------
                                                         2003           2004
                                                   --------------  -------------

Operating activities
Net loss ......................................    $  (1,526,703)  $ (1,503,939)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
   Depreciation and amortization ..............          219,165        225,581
   Accretion of debt discount .................          188,160        188,160
   Accrued interest on preferred shares subject
     to redemption ............................             --          148,818
   Interest added to principal ................             --          310,079
   Accrued interest on collateral guaranty ....             --          100,000
   Equity in income of joint venture ..........           26,207          3,335
   Charges to warranty reserves ...............             --           (7,825)
   Changes in operating assets and liabilities           837,829        478,070
                                                   --------------  -------------
Net cash provided by (used in) operating
   activities .................................         (255,342)       (57,721)

Investing activities
Payments for purchase of property and equipment         (280,713)       (77,841)
Other .........................................          (66,494)         7,946
                                                   --------------  -------------
Net cash used in investing activities .........         (347,207)       (69,895)

Financing activities
Increase in long-term debt ....................             --          353,002
Payments of long-term debt ....................         (120,363)      (169,836)
Amount escrowed for special purposes ..........             --          (60,000)
Exercise of options ...........................             --            6,250
                                                   --------------  -------------
Net cash provided by (used in) financing
  activities ..................................         (120,363)       129,416
                                                   --------------  -------------
Net increase (decrease) in cash and equivalents         (722,912)         1,800
Cash and equivalents at beginning of period            2,179,887        211,449
                                                   --------------  -------------
Cash and equivalents at end of period .........      $ 1,456,975    $   213,249
                                                   ==============  =============

See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.   Operating Losses and Negative Cash Flow

     During the first quarter of 2004, the Company incurred a net loss to common shareholders of $1,503,939, compared to a net loss in the first quarter of 2003 of $1,758,200. The Company's net cash used by operating activities for the quarter was $57,721. The Company would have used more cash had it not been for a slow-down in payment of routine vendor payables. The Company continues to carry higher accounts payable balances to conserve cash.

     Revenue decreased by $1,353,873 from first quarter 2003 to first quarter 2004. Contributing factors for this decrease in revenue include: a $1.1 million decrease in revenue due to a change in management and marketing strategies at our ThermoView of California subsidiary; and, a $380,000 decrease in revenue due to a re-engineering of operations at Thermo-Shield, our Chicago retail subsidiary, during the first quarter of 2004.

     The Company's loss by month declined as the quarter progressed. Following is the net loss for each month in the first quarter of 2003 and 2004:

                                          2003            2004
                                          ----            ----
        January                       $ (943,575)     $ (729,086)
        February                        (668,746)       (586,954)
        March                           (145,879)       (187,899)

     The Company expects positive cash from operations beginning in the second quarter. Average weekly cash collections during the first quarter were $1.17 million. Average weekly cash collections for the five weeks subsequent to March 31, 2004 were $1.35 million.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

2.   Operating Losses and Negative Cash Flow (Continued)

     During 2003, the Company was in compliance with all debt covenants through the third quarter. During the fourth quarter, management determined that the Company would not be able to meet its cash obligations, or comply with the terms of its debt agreements, at December 31, 2003 and into 2004. Accordingly, Management entered into negotiations with its principal creditor, GE Capital Corporation ("GE"), to restructure the cash flow and covenant requirements. In the first quarter of 2004, GE agreed to modify its agreements with the Company, effective December 31, 2003. The new agreements allow the Company to defer all payments of interest and principal until the fourth quarter of 2004, at which time payments essentially equal to those in the prior agreement resume. The new agreements also set new covenant requirements for 2004.

     On June 30, 2003, we restructured our long-term debt and preferred stock. GE Equity holds Series A debt, Series C debt and other subordinated debt. Under the restructuring agreements, GE Equity reduced the interest rate on both series of debt from 10% to 8% and from 12% to 8% on the subordinated debt. Additionally, GE Equity converted $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through March 22, 2013 and were determined to have a fair value of $204,000. GE Equity extended ThermoView's debt maturities two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

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

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

2.   Operating Losses and Negative Cash Flow (Continued)

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

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of March 31, 2004, we are not in default under any of our debt arrangements.

     While revenues and cash flow from operations during the first quarter of 2004 continued to decline and economic and regulatory issues continue to challenge us, the Company has aggressively cut costs, significantly lowering its breakeven point in 2003 and the beginning of 2004. We believe that our revenues and cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

     o debt service requirements under terms as revised as of December 31, 2003;

     o sinking fund requirements securing the supercedeas bond for the Clemmens litigation;

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

3.   Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

3.   Income (Loss) per Common Share (Continued)

shares outstanding for the three month periods ended March 31, 2003 and 2004, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses attributable to operations for the three-month periods ended March 31, 2003 and 2004, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

     Weighted average shares outstanding were as follows:

                                                         Weighted Average Shares
                         Period                                 Outstanding
        -----------------------------------------        -----------------------
        For the three months ended March 31, 2003                9,190,059
        For the three months ended March 31, 2004                9,198,960

     A reconciliation of loss attributable to common stockholders used in computing the per share amounts for comparative quarters is as follows:

                                                         Three Months
                                                         Ended March 31,
                                                      2003             2004
                                                      ----             ----
Net loss                                       $     (1,526,703)    $(1,503,939)
Preferred stock dividends                              (231,497)              -
                                               -----------------    ------------
Loss attributable to common stockholders       $     (1,758,200)    $(1,503,939)
                                               -----------------    ------------

4.   Stock Option Information

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock options under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for employee options. Had compensation cost for employee options been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

Net loss:                                            2003            2004
                                                -------------    -------------
 As reported                                    $  (1,526,703)   $  (1,503,939)
 Pro forma                                         (1,547,508)   $  (1,524,744)
Net loss attributable to common stockholders:
  As reported                                      (1,758,200)   $  (1,503,939
  Pro forma                                        (1,779,005)   $  (1,524,744)
Basic and diluted loss per common share:
  Basic, As reported                            $        (.17)   $        (.16)
  Diluted, As reported                                   (.17)            (.16)
  Basic, Pro forma                                       (.19)            (.17)
  Diluted, Pro forma                                     (.19)            (.17)

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

5.   Long-term Debt and Mandatorily Redeemable Preferred Stock

     On June 30, 2003, the Company restructured its long-term debt and preferred stock. GE Equity holds Series A debt, Series C debt and other subordinated debt. Under the restructuring agreements, GE Equity reduced the interest rate on both Series A and C debt from 10% to 8% and from 12% to 8% on the subordinated debt. Additionally, GE Equity converted $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through March 22, 2013 and were determined to have a fair value of $204,000. ThermoView's Series A and C debt maturities were extended by two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

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

     During the fourth quarter of 2003 management determined that the Company would not be able to meet its cash obligations, or comply with the terms of its debt agreements, at December 31, 2003 and into 2004. During the first quarter of 2004, GE Equity agreed to modify its agreements with the Company, effective December 31, 2003. The new agreements allow the Company to defer all payments of interest until the fourth quarter of 2004, and set new debt covenants.

     The restructured debt agreements require ThermoView to pay $100,000 toward principal each month commencing November 2004, as well as monthly interest. The debt restructuring also calls for payments of excess cash toward principal two times per year, at the option of the lender. Excess cash is defined as amounts over $1 million at the two measurement dates.

     Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The first measurement date for EBITDA levels is June 30, 2004 and the first measurement date for the fixed charge coverage ratios and current asset to current liability ratios is September 30, 2004.

     The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

     The Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities," effective for companies for the first interim period beginning after June 15, 2003. The new rule requires accounting for some financial instruments as liabilities that under previous guidance were accounted for as equity or between liabilities and equity ("mezzanine"). The Company has previously reported mandatorily redeemable preferred stock series D and E, in prior periods, in the mezzanine section of the balance sheet. With the Company's

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

5.   Long-term Debt and Mandatorily Redeemable Preferred Stock (Continued)

adoption of this standard on July 1, 2003, the mandatorily redeemable preferred stock is included as a component of liabilities and described as "preferred shares subject to mandatory redemption," as of September 30, 2003. Prior periods are not restated when SFAS 150 is applied.

     Preferred shares subject to mandatory redemption is comprised of the following:

          Series D: Par value of $.001 with an aggregate redemption amount and liquidation preference of $5,181,426 at December 31, 2003. Total shares authorized - 1,500,000 shares; shares issued and outstanding 756,900 as of December 31, 2003, and March 31, 2004. The date of the mandatory redemption is August 31, 2006.

          Series E: Par value of $.001 with an aggregate redemption amount and liquidation preference of $2,560,912 at December 31, 2003. Total shares authorized - 500,000; shares issued and outstanding of 336,600 December 31, 2003, and March 31, 2004. The date of the mandatory redemption is August 31, 2006.

     In addition, upon adoption of SFAS 150, dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense on mandatorily redeemable preferred stock in the statement of operations. Prior periods are not restated when SFAS 150 is applied.

6.   Segment Information

    For the three-month periods ended March 31, 2003 and 2004, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into two reportable operating segments: manufacturing and retail.

Manufacturing

     The manufacturing segment includes the businesses that manufacture and sell vinyl replacement windows to the Company's retail segment and to unaffiliated customers.

Retail

     The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

6.   Segment Information (Continued)

     Segment information for the three months ended March 31 2003 and 2004, are as follows:

 For the three months     Manufac-
 ended March 31, 2003     turing         Retail       Corporate     Consolidated
 --------------------   ----------    ------------   -----------    ------------
Revenues from external
  customers             $  809,370    $15,306,763    $   76,880     $16,193,013
Intersegment revenues       88,266           --            --            88,266
Income (loss) from
  operations              (218,850)       (49,526)     (610,178)       (878,554)
Total assets             3,908,427     34,633,707     1,422,832      39,964,966

 For the three months     Manufac-
 ended March 31, 2004     turing         Retail       Corporate     Consolidated
 --------------------   -----------   ------------   -----------    ------------
Revenues from external
  customers             $  627,219    $ 14,136,097   $   75,824     $14,839,140
Intersegment revenues      431,383            --           --           431,383
Income (loss) from
  operations              (151,732)        (70,751)    (511,656)       (734,139)
Total assets             1,912,896      34,257,599    3,620,016      39,790,511

7.   Contingencies and Commitments

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($150,000 through December 31, 2003). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. ThermoView submitted its Appellant's Brief to the Kentucky Court of Appeals on December 22, 2003, and the appeal remains pending. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

7.   Contingencies and Commitments (Continued)

judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView has and will make payments of $50,000 monthly for the months of July through December, and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to $690,000. At March 31, 2004, $360,000 is included on the accompanying balance sheet as restricted cash. According to the agreement, the balance should be $390,000 at March 31, 2004, however, the March 2004 payment was made in April 2004. In addition, under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking fund will be no less than $690,000 by November 1, 2004. In consideration for the agreement, ThermoView has agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and has granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that the Company has recorded adequate liabilities on its balance sheet as of March 31, 2004. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

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

8.   Recently Enacted Accounting Standards

     The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective in the quarter beginning July 1, 2003. Adoption of Statement 149 did not have a material effect on the Company's financial position, results of operations, or cash flows. The effects of adoption Statement 150 are described in Note 5.

     In January 2003, FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities" effective in quarters beginning October 1, 2003. The objective of interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

8.   Recently Enacted Accounting Standards (Continued)

entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect the adoption of FIN 46 has had or will have an impact on the Company's consolidated financial statements.

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

     The following  should be read in  conjunction  with the response to Part I,
Item 1, of this Report and our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

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

     Our sector in the remodeling industry has been challenged by a number of material events:

     o A recession with lingering effects of the terrorist attacks of September 11, 2001, a stock market drop, and banks/lenders being reluctant to extend consumer credit.
     o    Investor confidence shaken by corporate scandals.
     o The worst winter in ten years severely impacting operating results in the first quarter of 2003.
     o    The war in Iraq.
     o    New Federal "do not call" legislation.

     We have reported a revenue decline in each of the last four years. The material events identified above are the primary reason for failing to meet our number one goal of increasing revenue. Despite failing to increase revenue, 2003 and first quarter of 2004 have seen the following successes:

     o    Continued cost cutting and beneficial debt restructuring.
     o Considerable progress toward a successful, optimal, best practices operating model including consolidation and/or standardization of key elements of our business such as advertising, marketing, accounting, and our logo.

     o Development of a new technologically superior extrusion process using state-of-the-art GE plastics to be used in our window products.

     Because  of  the  large,   growing  home  improvement  market,  we  believe
ThermoView has considerable opportunities in the future. However, it is going to be vital for us to:

     o Complete the best practices model that we have been diligently implementing.
     o    Complete the master job tracking system.
     o Complete the loan finder software system to provide an effective means of locating ready financing sources for our customers.
     o Complete introduction of the technologically superior Compozit window extrusion at all of our window manufacturers by the end of 2004.
     o Open a number of streamlined, efficient, retail showrooms in smaller communities as a means of increasing volumes.
     o Expanding our manufacturing facility to provide windows to some of our other retail locations in addition to providing windows to our North Dakota retail operation.

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

Historical Results of Operations

                                                          Three Months ended
                                                               March 31,
                                                       -------------------------
                                                           2003        2004
                                                           ----        ----
                                                            (In thousands)

Revenues .............................................   $ 16,193    $ 14,839
Cost of revenues earned ..............................      8,456       7,867
                                                         --------    --------

Gross profit .........................................      7,737       6,972
Selling, general and administrative expenses .........      8,396       7,481
Depreciation expense .................................        215         213
Amortization expense .................................          5          13
                                                         --------    --------

Loss from operations .................................       (879)       (735)
Equity in earnings (loss) of joint venture ...........        (26)         (3)
Interest expense .....................................       (632)       (769)
Interest income ......................................         10           6
                                                         --------    --------

Loss before income taxes .............................     (1,527)     (1,501)
Income tax benefit ...................................       --             3
                                                         --------    --------

Net loss .............................................     (1,527)     (1,504)
Less non-cash Series D and E preferred stock dividends       (231)       --
                                                         --------    --------

Net loss attributable
    to common stockholders ...........................   $ (1,758)   $ (1,504)
                                                         ========    ========

Three months ended March 31, 2003 Compared to Three Months Ended March 31, 2004

     Revenues. Revenue decreased by $1.4 million from first quarter 2003 to first quarter 2004. Contributing factors for this decrease in revenue include: a $1.1 million decrease in revenue due to a change in management and marketing strategies at our ThermoView of California subsidiary; and, a $380,000 decrease in revenue due to a re-engineering of operations at Thermo-Shield, our Chicago retail subsidiary, during the first quarter of 2004.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $7.7 million in the first quarter of 2003 to $7.0 million in the first quarter of 2004. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit decreased from 47.8% in the first quarter of 2003 to 47.0% in the first quarter of 2004. This decrease results primarily because some costs of goods sold at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the first quarter of 2004 compared to the first quarter of 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $8.4 million in the first quarter of 2003 to $7.5 million in the first quarter of 2004. Selling, general and administrative expenses as a percentage of revenue decreased from 51.8% in the first quarter of 2003 to 50.4% in the first quarter of 2004. The decrease in selling, general and administrative expenses as a percentage of revenues in the first quarter of 2004 results from management's focus on operating efficiencies while at the same time, searching for new revenue growth and increased shareholder value. In addition, management began to focus on economies of scale with marketing and advertising efforts, centralizing various phone room functions, national media plans and expanded us of various media types. We now have more marketing resources and talent while continuing to streamline many areas of operations.

     Depreciation Expense. Depreciation expense decreased from $214,101 in the first quarter of 2003 to $212,598 in the first quarter of 2004, reflecting a fairly constant amount of property and equipment.

     Interest Expense. Interest expense increased from $632,130 in 2003 to $768,651 in 2004. The increase results from the adoption of the Financial Accounting Standards Board (FASB) SFAS 150, "Accounting for Certain financial Instruments with Characteristics of Both Liabilities and Equities" wherein dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense. The impact to interest expense by this accounting change was reduced due to the June 30, 2003, restructure of long-term debt and preferred stock. See Note 5, paragraph 7 of Notes to Condensed Consolidated Financial Statements.

                                                             2003        2004
                                                           --------    --------
        Interest expense                                  (632,130)   (768,651)
        Less non-cash Series D and E preferred
          stock dividends                                     --       148,818
                                                           --------    --------
        Interest expense excluding Series D and E
          non-cash preferred stock dividends              (632,130)   (619,833)

     Income Tax Expense (Benefit). Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2003 or 2004. Income tax expense (benefit), in the first quarter of 2003 and 2004 relates to some minor state tax refunds and minor state tax expense.

     Non-Cash Dividends. Non-cash dividends in the first quarter of 2003 represents accrued dividends on the Series D and E preferred stock.

Liquidity and Capital Resources

     As of March 31, 2004, we had cash and equivalents of $211,249, a working capital deficit of $1.1 million, $17.1 million of long-term debt, net of current maturities, and $7.7 million of preferred stock subject to mandatory redemption.

     Our operating activities for the three months ended March 31, 2003, used $255,342 of cash. Our operating activities for the three months ended March 31, 2004, used $57,721 of cash.

     The use of $347,207 of cash for investing activities for the three months ended March 31, 2003 related primarily to the acquisition of property and equipment. The use of $69,895 of cash for investing activities for the three months ended March 31, 2004, is $277,312 less than the same quarter last year, and is due to financing almost all fixed asset additions.

     We used $120,363 in cash for financing activities in the three months ended March 31, 2003, primarily for repayment of debt. In the three months ended March

31, 2004, $129,416 of cash was provided by financing activities of which $353,002 was provided by increases in long-term debt.

     During the first quarter of 2004, we incurred a net loss to common shareholders of $1,503,939, compared to a net loss in the first quarter of 2003 of $1,758,200. Our net cash used by operating activities for the quarter was $57,721. We would have used more cash had it not been for a slow-down in payment of routine vendor payables. We continue to carry higher accounts payable balances to conserve cash.

     Revenue decreased by $1,353,873 from first quarter 2003 to first quarter 2004. Contributing factors for this decrease in revenue include: a $1.1 million decrease in revenue due to a change in management and marketing strategies at our ThermoView of California subsidiary; and, a $380,000 decrease in revenue due to a re-engineering of operations at Thermo-Shield, our Chicago retail subsidiary, during the first quarter of 2004.

     Our loss by month declined as the quarter progressed. Following is the net loss for each month in the first quarter of 2003 and 2004:

                                      2003                  2004
                                      ----                  ----
                January         $  (943,575)          $  (729,086)
                February           (668,746)             (586,954)
                March              (145,879)             (187,899)

     We expect positive cash from operations beginning in the second quarter. Average weekly cash collections during the first quarter were $1.17 million. Average weekly cash collections for the five weeks subsequent to March 31, 2004 were $1.35 million.

     In the event we do not return to positive cash from operations, we will not be able to meet our revised debt covenants, thereby making our long-term debt currently due, and we will need to revaluate our goodwill for potential further impairment and related write-offs.

     Our cash flow could be negatively impacted by an adverse final determination in the Nelson E. Clemmens' litigation. The adverse judgment could result in our requirement to pay $500,000 plus 10% interest accrued from January 1, 2001 until paid. We have recorded $500,000 as long-term debt on our balance sheet, and accrued interest amounting to $150,000 through March 31, 2004. We have appealed the latest decision and expect that it will take over twelve months to complete the appeals process. For more information, see Note 7 of Notes to Condensed Consolidated Financial Statements.

     We are required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restrictions as to additional financings, the payment of dividends and the incurrence of additional indebtedness. We are in compliance with all covenants as of December 31, 2003.

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

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of December 31, 2003 and March 31, 2004, we are not in default under any of our debt arrangements.

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

     In connection with adjusting certain covenants in loan agreements, the preferred shareholders agreed to modify terms of their agreements such that, except under limited circumstances, cash dividend payments will not be required until July 31, 2004.

     We believe, in the long term, cash will be sufficient to meet our needs. We are currently in the process of opening two new retail offices in the Midwest in June, 2004. We have and are investing in the development of a new line of climate resistant, highly durable, Compozit(TM) window systems that exceed the durability of the components of the current replacement window. In addition, we continue to integrate the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business.

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $500,000 to $900,000 annually.

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations through December 2004 because of the Clemmens litigation described in Part II, Item 1, Legal Proceedings. Although we believe that we will prevail upon appeal of the claim, an adverse outcome in this action could have a material adverse effect on our cash flow...

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

Item 4.  Controls and Procedures

     As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of ThermoView's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in ThermoView's internal controls or in other factors that could significantly affect our internal controls.

        Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In
January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($150,000 through December 31, 2003). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. ThermoView submitted its Appellant's Brief to the Kentucky Court of Appeals on December 22, 2003, and the appeal remains pending. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView shall make payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond. At March 31, 2004, $360,000 is included on the accompanying balance sheet as restricted cash. According to the agreement, the balance should be $390,000 at March 31, 2004, however, the March 2004 payment was made in April 2004. In addition, under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking fund will be no less than $690,000 by November 1, 2004. In consideration for the agreement, ThermoView has agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and has granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of

ThermoView on a pro-rata basis. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that ThermoView has recorded adequate liabilities on its balance sheet as of March 31, 2004. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on our cash flow.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

     On May 17, 2004, ThermoView issued a press release reporting financial results for the first quarter. The press release is filed herewith as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

        See Index to Exhibits.

(b) Reports on Form 8-K.

        None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ThermoView Industries, Inc.



Date:  May 17, 2004              By:      /s/ Charles L. Smith
                                    -----------------------------------------
                                    Charles L. Smith,
                                    Chief Executive Officer
                                    (principal executive officer)


Date:  May 17, 2004              By:      /s/ David A. Anderson
                                    -----------------------------------------
                                    David A. Anderson,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                INDEX TO EXHIBITS

   Exhibit
    Number                         Description of Exhibits
    31.1       --   Rule  13a-14(a)  Certification  of  Charles L. Smith for the
                    Form 10-Q for the quarter ended March 31, 2004.
    31.2       --   Rule  13a-14(a)  Certification  of David A. Anderson for the
                    Form 10-Q for the quarter ended March 31, 2004.
    32.1       --   18 U.S.C.  Section 1350  Certifications  of Charles L. Smith
                    and  David A.  Anderson  for the Form  10-Q for the  quarter ended March 31, 2004.
    99.1       --   News Release of ThermoView Industries, Inc. announcing first quarter financial results dated May 17, 2004.

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

Signature and Title: /s/ Charles L. Smith                     Date: May 17, 2004
                    ----------------------------              ------------------
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

I, David A. Anderson, certify that:

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

Signature and Title: /s/ David A. Anderson           Date: May 17, 2004
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

                                                                    Exhibit 32.1


     Charles L. Smith and David A. Anderson, being the Chief Executive Officer and Chief Financial Officer, respectively, of ThermoView Industries, Inc., hereby certify as of this 17th day of May, 2004, that the Form 10-Q for the Quarter ended March 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ThermoView Industries, Inc.

                                    By:      /s/ Charles L. Smith
                                       -----------------------------------------
                                            Charles L. Smith,
                                            Chief Executive Officer


                                    By:      /s/ David A. Anderson
                                       -----------------------------------------
                                             David A. Anderson,
                                             Chief Financial Officer

                                                                    Exhibit 99.1

       ThermoView Industries, Inc. Reports Income for First Quarter 2004

Monday May 17, 9:15 am ET

LOUISVILLE, Ky., May 17 /PRNewswire-FirstCall/ -- ThermoView Industries Inc. (Amex: THV - News), which designs, manufactures and markets home improvements under the brand name "THV: America's Home Improvement Company," today reported financial results for the first quarter ending March 31, 2004.

First quarter 2004 revenues were $14.8 million, compared to year-ago quarterly revenues of $16.2 million. The net loss attributable to common stockholders was $1,503,939 or 16 cents per basic and diluted share. That compares to a net loss related to common stockholders of $1,758,200 or 19 cent per basic and diluted share for the first quarter of 2003.

"ThermoView's first quarter revenues declined compared to 2003," said Charles L. Smith, CEO and President of ThermoView. Smith continued, "However, our first quarter 2004 gross sales exceeded the same period for 2003. In addition, our backlog (contracts to be installed) at the end of the quarter has also increased from 2003 levels. This should prove to be positive as we may attempt to reach our future projections with this increased install base."

Smith also stated that ThermoView has made significant progress in its efforts to open two new model THV locations. Both locations are on schedule to open in their expected June 2004 timeframes. "Our due diligence should pay off with these new THV sites in Paducah, KY and Peoria, IL. We are excited at putting our best practices to work and we will heavily market our presence in these promising new locations," said Smith.

ThermoView's May 17 conference call and webcast

ThermoView will hold a webcast at 2:00 p.m. EDT on May 17, 2004 to allow securities analysts and shareholders the opportunity to hear management discuss the company's quarterly results. Live audio of the conference call can be accessed from http://www.thv.com , or http://www.vcall.com/CEPage.asp?ID=88195 . First time listeners should visit www.vcall.com in advance to download and install any necessary audio software.

About ThermoView Industries, Inc.

ThermoView is a national company that designs, manufactures, markets and installs high-quality replacement windows and doors as part of a full-service array of home improvements for residential homeowners. ThermoView's common stock is listed on the American Stock Exchange under the ticker symbol "THV." Additional information on ThermoView Industries is available at http://www.thv.com .

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

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                     2003            2004

    Revenues                                     $16,193,013     $14,839,140

    Cost of revenues earned                        8,456,221       7,867,099

    Gross profit                                   7,736,792       6,972,041

    Selling, general and administrative expenses   8,396,181       7,480,599
    Depreciation expense                             214,101         212,598
    Amortization expense                               5,064          12,983

    Loss from operations                            (878,554)       (734,139)

    Equity in earnings (loss) of joint venture       (26,207)         (3,335)
    Interest expense                                (632,130)       (768,651)
    Interest income                                    9,764           5,563

    Loss before income taxes                      (1,527,127)     (1,500,562)

    Income tax expense (benefit)                        (424)          3,377

    Net loss                                      (1,526,703)     (1,503,939)

    Less non-cash Series D and E preferred
     stock dividends                                (231,497)             -

    Net loss attributable to
     common stockholders                         $(1,758,200)   $(1,503,939)

    Basic and diluted loss per common share:
    Net Loss attributable to common stockholders      $(0.19)        $(0.16)
    Net loss attributable to common stockholders      $(0.19)        $(0.16)


    Contacts:
    David A. Anderson, Chief Financial Officer, ThermoView Industries, Inc., 502-968-2020.