Form 10-Q
period 2004-06-30
THERMOVIEW INDUSTRIES INC
filed 2004-08-16
CIK 1083753

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

                  For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of July 31, 2004, 8,638,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                           THERMOVIEW INDUSTRIES, INC.
                                TABLE OF CONTENTS


Part I Financial Information
     Item 1. Financial Statements..............................................1
         Condensed Consolidated Balance Sheets.................................1
         Condensed Consolidated Statements of Operations.......................2
         Condensed Consolidated Statements of Cash Flows.......................3
         Notes to Condensed Consolidated Financial Statements..................4
     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................12
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......20
     Item 4. Controls and Procedures..........................................20
Part II Other Information
     Item 1. Legal Proceedings................................................21
     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities.................................................22
     Item 3. Defaults upon Senior Securities..................................22
     Item 4. Submission of Matters to a Vote of Security Holders..............22
     Item 5. Other Information................................................22
     Item 6. Exhibits and Reports on Form 8-K.................................23
-----

Item 1.  Financial Statements

                           ThermoView Industries, Inc.
                      Condensed Consolidated Balance Sheets

                                                December 31        June 30, 2004
                                                    2003            (Unaudited)
Assets
Current assets:
   Cash and equivalents..................... $       211,449   $        584,853
   Restricted cash..........................         300,000            480,000
   Receivables:
    Trade, net of allowance for doubtful
      accounts of $345,000 in 2003 and
      $347,166 in 2004......................       3,096,229          4,955,963
    Other...................................         140,444            166,982
   Costs in excess of billings on uncompleted
      contracts.............................         560,617            571,141
   Inventories..............................       1,960,611          2,399,276
   Prepaid expenses and other current assets         645,027          1,328,967
                                             ----------------   ----------------
Total current assets........................       6,914,377         10,487,182
Property and equipment, net of depreciation.       2,676,003          2,803,120
Other assets:
   Goodwill.................................      28,358,742         28,358,742
   Other assets.............................         544,787            504,991
                                              ---------------   ----------------
                                                  28,903,529         28,863,733
Total assets................................ $    38,493,909   $     42,154,035
                                             ================   ================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable......................... $     4,048,388    $     5,788,443
   Accrued expenses.........................       2,072,902          2,997,841
   Billings in excess of costs on uncompleted
     contracts..............................         541,697            713,399
   Income taxes payable.....................          65,602             65,502
   Current portion of long-term debt........         544,795            837,716
                                             ----------------   ----------------
Total current liabilities...................       7,273,384         10,402,900
Long-term debt..............................      16,510,303         17,427,247
Preferred shares subject to mandatory
  redemption................................       7,593,520          7,897,752
Other long-term liabilities.................         471,489            659,418
                                             ----------------   ----------------
Total long-term liabilities.................      31,848,696         25,984,417

Stockholders' equity:
   Preferred stock, 2,975,000 shares authorized:
    Series A, $.001 par value; none issued..               -                  -
    Series B, $.001 par value; none issued..               -                  -
   Common stock, $.001 par value; 25,000,000
    shares authorized; 8,628,716 shares issued
    and outstanding at December 31, 2003 and
    8,638,716 shares issued and outstanding
    at June 30, 2004........................           8,628              8,638
   Paid-in capital..........................      64,531,209         64,537,449
   Accumulated deficit......................     (57,894,624)       (58,779,368)
                                            ----------------   -----------------
Total stockholders' equity..................       6,645,213          5,766,718
                                             ----------------   ----------------
Total liabilities and stockholders' equity..  $   38,493,909    $    42,154,035
                                             ================   ================

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                           For the three months ended   For the six months ended
                                      June 30,                    June 30,
                          --------------------------  --------------------------
                               2003           2004          2003         2004
                               ----           ----          ----         ----

Revenues                 $ 18,112,855  $ 19,110,765  $ 34,305,868  $ 33,949,906
Cost of revenues earned     9,244,077     9,750,022    17,700,298    17,617,122
                          ------------  ------------  ------------  ------------
Gross profit                8,868,778     9,360,743    16,605,570    16,332,784

Selling, general and admini-
  strative expenses         8,487,674     7,901,823    16,883,855    15,382,421
Unusual credit-gain on
  conversion of debt to
  warrants                   (796,000)           -       (796,000)           -
Depreciation expense          199,642       228,303       413,743       440,901
Amortization expense            5,065        12,982        10,129        25,964
                          ------------  ------------  ------------  ------------
Income from operations        972,397     1,217,635        93,843       483,498

Equity in earnings (loss)
  of joint venture            (20,017)       (1,164)      (46,224)       (4,499)
Interest expense             (706,366)     (600,067)   (1,338,496)   (1,368,718)
Interest income                 6,965        4,634         16,729        10,195
                          ------------  ------------  ------------  ------------
Income (loss) before
  income taxes                252,979       621,038    (1,274,148)     (879,524)

Income tax expense
  (benefit)                    12,653        1,843         12,229         5,221
                          ------------  ------------  ------------  ------------

Net income (loss)             240,326       619,195    (1,286,377)     (884,745)

Less non-cash Series
  D and E preferred stock
  dividends                  (240,997)            -      (472,494)            -
Plus benefit of Series D
  preferred stock
  redemption                  796,000             -       796,000             -
                          ------------  ------------  ------------  ------------
                              555,003             -       323,506             -
                          ------------  ------------  ------------  ------------
Net income (loss)
  attributable to common
  stockholders           $    795,329  $    619,195  $   (962,871) $   (884,745)
                          ============  ============  ============  ============

Basic income (loss) per common share:
Net income (loss)
  attributable to common
  stockholders           $       0.09  $       0.07  $      (0.10) $      (0.10)
                          ============  ============  ============  ============

Diluted income (loss) per common share:
Net income (loss)
  attributable to common
  stockholders           $      0.08   $       0.06  $      (0.10) $      (0.10)
                          ============  ============  ============  ============

See accompanying notes.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the six months ended
                                                                June 30,
                                                     ---------------------------
                                                         2003            2004
                                                         ----            ----

Operating activities
Net loss                                             $(1,286,377)   $  (884,745)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation and amortization                            423,872        466,865
Accretion of debt discount                               376,320        213,094
Accrued interest on preferred shares
subject to redemption                                          -        304,232
Interest added to principal                                    -        605,583
Unusual credit-gain on conversion of
debt to warrants                                        (796,000)             -
Equity in (income) loss of joint venture                  46,224          4,499
Changes in operating assets and liabilities             (179,499)      (182,806)
                                                     ------------   ------------
Net cash provided by (used in) operating activities   (1,415,460)       526,722

Investing activities
Payments for purchase of property and equipment         (418,154)      (180,945)
Other                                                   (137,650)         9,333
                                                     ------------   ------------
Net cash used in investing activities                   (555,804)      (171,612)

Financing activities
Amount escrowed for special purposes                           -       (180,000)
Increase in long-term debt                                     -        349,993
Payments of long-term debt                              (243,854)      (345,878)
Increase in other long-term liabilities                  100,000        187,929
Exercise of options                                            -          6,250
                                                     ------------   ------------
Net cash (used) in financing activities                 (143,854)        18,294
                                                     ------------   ------------
Net increase (decrease) in cash and equivalents       (2,115,118)       373,404
Cash and equivalents at beginning of period            2,179,887        211,449
                                                     ------------   ------------
Cash and equivalents at end of period                $    64,769    $   584,853
                                                     ============   ============

See accompanying notes.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.   Operating Losses and Negative Cash Flow

     During the second quarter of 2004, the Company produced a net income attributable to common shareholders of $619,195, compared to $795,329 during the second quarter of 2003. However, the net income of $795,329 in second quarter 2003 includes $796,000 of gain on conversion of debt to warrants and another $796,000 of benefit of Series D preferred stock redemption. If net income is re-stated to exclude these unusual gains, net income attributable to common shareholders would reflect a loss in the amount of $796,671 in second quarter 2003 and therefore the net income of $619,195 reported in this second quarter is an improvement of $1,415,866 over the same quarter last year.

     The Company's net cash provided by operating activities for the first six months of 2004 was $526,722 as compared to net cash used in operating activities of $1,415,460 during the same period in 2003. The following table details three significant items that impacted cash during these comparative periods and illustrates their impact on the net cash provided or used by operating activities:

                                                        Six Months Ended June 30
                                                            2003          2004
                                                        ----------    ----------
Net cash provided by (used in) operating activities     (1,415,460)     526,722
Unusual credit-gain on conversion of debt to warrants      796,000            -
Accrued interest on preferred shares subject to redemption       -     (304,232)
Interest added to principal                                      -     (605,583)
                                                         ----------   ----------
Net cash (used in) operating activities-adjusted for
  unusual items                                           (619,460)    (383,093)
                                                          =========   ==========

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

2.   Operating Losses and Negative Cash Flow (Continued)

     Accounts payable increased by $1,740,055 from December 31, 2003, to June 30, 2004. This increase in accounts payable of $1,740,055 is $1,466,351 more than the $273,704 increase in accounts payable that occurred in the six months of 2003. A significant part of the increase in accounts payable in the first six months of 2004 is attributable to agreements with vendors to extend the due dates of certain accounts payable and a sharp increase in revenue and trade receivables. During the first six months of 2004, trade receivables increased by $1,859,734 as compared to $189,057 in the first six months of 2003.

     Revenue increased by approximately $1 million when comparing the second quarter 2003 to second quarter 2004. The increase in revenue was due to many factors that included higher consumer confidence, positive economic indicators, as well as a concentrated marketing and advertising efforts.

     In addition to increased revenues, management was successful in their concerted effort at reducing selling, general and administrative expenses. Selling, general and administrative expenses were reduced by over $500,000 in the second quarter 2004 as compared to the second quarter of 2003 with a total savings of approximately $1.5 million for the first six months ending June 30, 2004 as compared to the first six months of 2003. Cost cutting, accounting centralization and standardization, and best practices efficiencies continue to be an integral part of management's strategies going forward.

     The Company's net income and loss by month, as follows, reflects the seasonality of the remodeling industry with losses occurring during the first four to five months of the year followed by positive net incomes in May and June of 2004 and positive net income for June of 2003. The following is the net income (loss) for each month during the first six months of 2003 and 2004:

                                          2003                  2004
                                          ----                  ----
        January                       $ (943,575)           $ (729,086)
        February                        (668,746)             (586,954)
        March                           (145,879)             (187,899)
        April                            (48,917)              (68,981)
        May                             (578,627)              143,230
        June                           1,422,873               544,945
                                      -----------------     -----------------
        Six Month YTD                 $ (962,871)           $ (884,745)
                                      ===========           ===========

     The above net income of $1,422,873 for June, 2003, includes $796,000 of gain on conversion of debt to warrants and another $796,000 of benefit of Series D preferred stock redemption. If the June 2003, net income is re-stated to exclude these unusual gains, net income attributable to common shareholders would reflect a loss in the amount of $169,127 in June 2003 and therefore the net income of $544,945 reported in June, 2004 is an improvement of $714,072 over the same month last year.

     The Company projected positive cash from operations beginning in the second quarter of 2004. Average weekly cash collections during the first quarter of

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

2.   Operating Losses and Negative Cash Flow (Continued)

2004 were $1.17 million. Average weekly cash collections for the second quarter of 2004 were $1.40 million with a net cash provided by operating activities of $526,722 for the six months ended June 30, 2004.

     In the event the Company returns to negative cash from operations, the Company may not be able to meet its revised debt covenants thereby making its long-term debt currently due and will need to re-evaluate its goodwill for potential further impairment and related write-offs.

3.   Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the six month periods ended June 30, 2003 and 2004, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses attributable to operations for the six-month periods ended June 30, 2003 and 2004, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

     Weighted average shares outstanding were as follows:

                                                        Weighted Average
                      Period                           Shares Outstanding
      ----------------------------------------         ------------------
      For the three months ended June 30, 2003              9,190,059
      For the three months ended June 30, 2004              9,200,059

                                                        Weighted Average
                      Period                           Shares Outstanding
      ----------------------------------------         ------------------
      For the six months ended June 30, 2003                9,190,059
      For the six months ended June 30, 2004                9,199,510

     A reconciliation of basic to diluted share amounts used in computing the per share amounts for the three months ended June 30, 2003 and 2004 is as follows:

                                                          Three Months
                                                          Ended June 30,
                                                     2003                2004
                                                     ----                ----
Basic - weighted average shares outstanding       9,190,059           9,200,059
Dilutive effect of stock options and warrants       528,613             950,878
                                                 ----------          -----------
Diluted - weighted average shares outstanding
   and assumed conversions                        9,718,672          10,150,937
                                                 ==========          ==========

     As the Company recorded losses attributable to operations for the six-month periods ended June 30, 2003 and 2004, common share equivalents outstanding would

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

3.   Income (Loss) per Common Share (Continued)

be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

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

                                     Three Months               Six Months
                                    Ended June 30,            Ended June 30,
                                    ---------------         -----------------
                                    2003       2004         2003         2004
                                    ----       ----         ----         ----
Net income (loss):
 As reported                      $240,326   $619,195   $(1,286,377)  $(884,745)
 Pro forma                         219,567    614,450    (1,327,941)   (894,235)
Net income (loss) attributable
  to common stockholders:
  As reported                      795,329    619,195      (962,871)   (884,745)
  Pro forma                        774,570    614,450    (1,004,435)   (894,235)
Basic and diluted income
  (loss) per common share:
  Basic, As reported              $    .09   $    .07   $      (.10)  $    (.10)
  Diluted, As reported                 .08        .06          (.10)       (.10)
  Basic, Pro forma                     .09        .07          (.11)       (.10)
  Diluted, Pro forma                   .08        .06          (.11)       (.10)

     The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model. There were no options granted in 2003 or during the first six months of 2004.

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

     ThermoView's preferred stock holders also converted $1 million worth of Series D preferred stock to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through June 30, 2013 and were determined to have a fair value of $204,000. Also, the Series D and E preferred stock holders

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

5.   Long-term Debt and Mandatorily Redeemable Preferred Stock (Continued)

agreed to reduce the dividend rate on the remainder of the preferred holdings from 12% to 8%, to defer cash dividends until the Series A and B debt is retired, and to extend the date for mandatory redemption to August 31, 2006.

     The restructured debt agreements require ThermoView to pay $100,000 toward principal each month commencing November 2004, as well as monthly interest beginning in October 2004. The debt restructuring also calls for payments of excess cash toward principal two times per year, at the option of the lender. Excess cash is defined as amounts over $1 million at the two measurement dates.

     Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve-month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The first measurement date for EBITDA levels is June 30, 2004 and the first measurement date for the fixed charge coverage ratios and current asset to current liability ratios is September 30, 2004. ThermoView was in compliance with all covenants as of June 30, 2004.

     The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

     The Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities," effective for companies for the first interim period beginning after June 15, 2003. The rule requires accounting for some financial instruments as liabilities that under previous guidance were accounted for as equity or between liabilities and equity ("mezzanine"). The Company has previously reported mandatorily redeemable preferred stock series D and E, in prior periods, in the mezzanine section of the balance sheet. With the Company's adoption of this standard on July 1, 2003, the mandatorily redeemable preferred stock is included as a component of liabilities and described as "preferred shares subject to mandatory redemption," as of September 30, 2003. Prior periods are not restated when SFAS 150 is applied.

     Preferred shares subject to mandatory redemption is comprised of the following:

     Series D: Par value of $.001 with an aggregate redemption amount and liquidation preference of $5,081,832 at December 31, 2003. Total shares authorized - 1,500,000 shares; shares issued and outstanding of 756,900 as of December 31, 2003, and June 30, 2004. The date of the mandatory redemption is August 31, 2006.

     Series E: Par value of $.001 with an aggregate redemption amount and liquidation preference of $2,511,689 at December 31, 2003. Total shares authorized - 500,000; shares issued and outstanding of 336,600 as of December 31, 2003, and June 30, 2004. The date of the mandatory redemption is August 31, 2006.

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

5.   Long-term Debt and Mandatorily Redeemable Preferred Stock (Continued)

     In addition, upon adoption of SFAS 150, dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense on mandatorily redeemable preferred stock in the statement of operations.

6.   Segment Information

     For the six-month periods ended June 30, 2003 and 2004, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into two reportable operating segments: manufacturing and retail.

Manufacturing

     The manufacturing segment includes the businesses that manufacture and sell vinyl replacement windows to the Company's retail segment and to unaffiliated customers.

Retail

     The retail segment includes the businesses that sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

     Segment information for the three months and six months ended June 30 was as follows:

For the three months      Manufac-
ended June 30, 2003       turing         Retail       Corporate     Consolidated
-------------------     ----------    ------------   -----------    ------------
Revenues from external
  customers             $1,521,814    $16,279,342    $  311,699     $18,112,855
Intersegment revenues      298,335              -             -         298,335
Unusual credit-gain on
  conversion of
  debt to warrants               -              -       796,000         796,000
Income (loss) from
 operations                214,761        399,267       358,369         972,397
Total assets             4,130,163     34,205,205       659,401      38,994,769

For the three months      Manufac-
ended June 30, 2004       turing         Retail       Corporate     Consolidated
-------------------      ----------   ------------   -----------    ------------
Revenues from external
  customers             $2,421,824    $16,611,478    $   77,463     $19,110,765
Intersegment revenues      803,973              -             -         803,973
Income (loss) from
 Operations                679,812        938,783      (400,960)      1,217,635
Total assets             4,539,126     33,322,859     4,292,050      42,154,035

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

6.   Segment Information (Continued)

For the six months        Manufac-
ended June 30, 2003       turing         Retail       Corporate     Consolidated
-------------------     ----------    ------------   -----------    ------------
Revenues from external
  customers             $2,331,184    $31,586,105    $  388,579     $34,305,868
Intersegment revenues      386,701              -             -         386,701
Unusual credit-gain on
  conversion of
  debt to warrants               -              -       796,000         796,000
Income (loss) from
 operations                 (4,085)       349,741      (251,813)         93,843

For the six months        Manufac-
ended June 30, 2004       turing         Retail       Corporate     Consolidated
-------------------     ----------    ------------   -----------    ------------
Revenues from external
  customers             $3,049,043    $30,747,575    $  153,288    $ 33,949,906
Intersegment revenues    1,235,356              -             -       1,235,356
Income (loss) from
 operations                528,080        868,032      (912,614)        483,498

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

     Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($175,000 through June 30, 2004). On May 19, 2003, ThermoView appealed the

                           THERMOVIEW INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

7.   Contingencies and Commitments (Continued)

judgment issued to Clemmens to the Kentucky Court of Appeals. ThermoView submitted its Appellant's Brief to the Kentucky Court of Appeals on December 22, 2003, and the appeal remains pending.

     On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView made payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004. At June 30, 2004, $480,000 is included on the accompanying balance sheet as restricted cash. Under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking fund will be no less than $690,000 by November 1, 2004. In consideration for the agreement, ThermoView has agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and has granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond.

     In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that ThermoView has recorded adequate liabilities on its balance sheet as of June 30, 2004. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter will have a material adverse effect on our cash flow.

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

     In  April  1998,  we  acquired   Thermo-Tilt  Window  Company,   which  was
established in 1987. Since that time, we have acquired 12 retail and manufacturing businesses which had been in operation an average of approximately 11 years. During 2000, we closed two manufacturing businesses and one retail business. In June of 2004, we closed our Wheeling, Illinois retail office and opened two new stores, one in Peoria, Illinois and one in Paducah, Kentucky, specializing in the sales and installation of windows, siding and doors. These two new stores have been modeled according to our best practices study and feature a state of the art showroom and concentrated media advertising campaigns rather than telemarketing. At June 30, 2004, we had 793 full-time and 157 part-time employees. We had facilities in 11 states, primarily in the Midwest and southern California, and conduct business in 21 states. For the six months ended June 30, 2003, we generated consolidated revenues of approximately $34 million, and for the six months ended June 30, 2004, we generated consolidated revenues of approximately $34 million.

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

     o We continue to work closely with all of our window manufacturers in the production of our current windows and in the development of windows using new technologies.

     o In October 2001, we formed a joint venture with Royal Group Technologies Limited, headquartered in Ontario, Canada, to manufacture leading edge thermoplastic extrusions. The Compozit extrusions are stronger than vinyl, withstand weather and climate extremes, are impact resistant and can be produced in many colors. The joint venture's revenue approximated $2.5 million in 2002 and $2.0 million in 2003. By the end of 2004, we intend that the joint venture will supply these extrusions to all of the manufacturers supplying our retail operations. We own 40% of the joint venture operation.

     o We plan to introduce, in late 2004, a new Compozit window of our own design and continue to explore the market for enhanced products to expand the market areas of our existing retail subsidiaries.

     o Since we continue to assist our customers in obtaining financing for about 36% of our sales, we have negotiated economically beneficial strategic alliances with the companies that provide financing to our customers.

     Our custom vinyl replacement windows are manufactured by a combination of internal and external manufacturers. Both are capable of supplying quality windows on a timely basis at competitive prices.

     Because we did not have the available capital upon completion of our initial public offering in December 1999 to pursue our initial acquisition strategy, we shifted our focus to the growth of the retail segment and the introduction of new or enhanced products and product lines in addition to the development of new advertising and marketing programs that foster cross-selling of product lines to our existing customer bases.

Business Segments

     Our subsidiaries have separate management teams and infrastructures and operate in two reportable operating segments: retail and manufacturing.

     Retail. Our retail segment consists of our subsidiaries that sell and install custom vinyl replacement windows, doors and related home improvement products to commercial and retail customers. Our retail segment derives its revenues from the sale and installation of thermal replacement windows, storm windows and doors, patio decks, patio enclosures, vinyl siding and other home improvement products. Our retail segment recognizes revenues on the completed contract method. A contract is considered complete when the home improvement installation is substantially complete. Gross profit in the retail segment represents revenues after deducting product and installation labor costs.

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

Historical Results of Operations

                         For the three months ended    For the six months ended
                                    June 30,                  June 30,
                         ---------------------------  --------------------------
                              2003          2004          2003          2004
                              ----          ----          ----          ----

Revenues                 $ 18,112,855  $ 19,110,765  $ 34,305,868  $ 33,949,906
Cost of revenues earned     9,244,077     9,750,022    17,700,298    17,617,122
                          ------------  ------------  ------------  ------------
Gross profit                8,868,778     9,360,743    16,605,570    16,332,784

Selling, general and
  administrative expenses   8,487,674     7,901,823    16,883,855    15,382,421
Unusual credit-gain on
  conversion of debt to
  warrants                   (796,000)            -      (796,000)            -
Depreciation expense          199,642       228,303       413,743       440,901
Amortization expense            5,065        12,982        10,129        25,964
                          ------------  ------------  ------------  ------------
Income from operations        972,397     1,217,635        93,843       483,498

Equity in earnings (loss)
  of joint venture            (20,017)       (1,164)      (46,224)       (4,499)
Interest expense             (706,366)     (600,067)   (1,338,496)   (1,368,718)
Interest income                 6,965        4,634         16,729        10,195
                          ------------  ------------  ------------  ------------
Income (loss) before
  income taxes                252,979       621,038    (1,274,148)     (879,524)

Income tax expense (benefit)   12,653        1,843         12,229         5,221
                          ------------  ------------  ------------  ------------

Net income (loss)             240,326       619,195    (1,286,377)     (884,745)

Less non-cash Series D
  and E preferred stock
  dividends                  (240,997)            -      (472,494)            -
Plus benefit of Series
 D preferred stock
 redemption                   796,000             -       796,000             -
                          ------------  ------------  ------------  ------------
                              555,003             -       323,506             -
                          ------------  ------------  ------------  ------------
Net income (loss)
  attributable to common
  stockholders           $    795,329  $    619,195  $   (962,871) $   (884,745)
                          ============  ============  ============  ============

Three months ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Revenues. Revenues increased from $18.1 million for the second quarter of 2003 to $19.1 million for the second quarter of 2004. The $1.0 million increase in revenue from second quarter 2003 to second quarter 2004 was due to many factors that included higher consumer confidence, positive economic indicators and a concentrated marketing and advertising effort orchestrated by our national marketing and advertising managers and an emphasis by our subsidiary managers on job completions during the second quarter of 2004.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, increased from $8.9 million in the second quarter of 2003 to $9.4 million in the second quarter of 2004. The increase in the amount of gross profit is consistent with the increased revenue discussed above. As a percentage of revenues, gross profit remained constant at 49% in the second quarter of 2003 and in the second quarter of 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $8.5 million in the second quarter of 2003 to $7.9 million in the second quarter of 2004. Selling, general and administrative expenses, as a percentage of revenue, decreased from 46.9% in the second quarter of 2003 to 41.3% in the second quarter of 2004. The decrease in selling, general and administrative expenses in the second quarter of 2004 results from our efforts to cut costs, centralize accounting and standardization with best practices efficiencies while at the same time searching for new revenue growth and increased shareholder value. In addition, we continue to focus on economies of scale with marketing and advertising efforts, centralizing various phone room functions, national media plans and expanded use of various media types. We now have more marketing resources and talent while continuing to streamline many areas of operations.

     Depreciation Expense. Depreciation expense increased from $199,642 in the second quarter of 2003 to $228,303 in the second quarter of 2004, reflecting an increase in the amount of property and equipment.

     Interest Expense. Interest expense decreased by $106,299 from $706,366 in the second quarter of 2003 to $600,067 in the second quarter of 2004. The decrease is the result of the restructure of long-term debt, which reduced the amount of debt we owe and reduced the interest rates on the debt less the adoption of a new accounting standard. The benefit to interest expense of the restructuring of long-term debt, which is approximately $262,000, was lessened by the adoption of the Financial Accounting Standards Board (FASB) SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities" wherein dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense. The adoption of the above standard results in $155,414 of interest expense on the redeemable preferred stock for the three month period ended June 30, 2004. See
Note 5 of the Notes to Condensed Consolidated Financial Statements.

     Income Tax Expense (Benefit). Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2003 or 2004. Income tax expense (benefit) in the second quarter of 2003 and 2004 relates to some minor state tax refunds and minor state tax expense.

     Non-Cash Dividends. Non-cash dividends in the second quarter of 2003 represents accrued dividends on the Series D and E preferred stock.

     Benefit of Series D Preferred Stock Redemption. The benefit of Series D preferred stock redemption in 2003 represents a gain on redemption of $1 million of Series D stock for warrants to purchase 680,000 shares of our common stock exercised at 28 cents per share.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Revenues. Revenues decreased from $34.3 million for the first six months of 2003 to $33.9 million for the first six months of 2004, which is a 1.1% decrease in revenue. Revenues during the first three months of 2004 were negatively impacted by severe winter weather in our Midwest markets, rain in our Southern

California market, the sluggish economy, the events in Iraq, and new telemarketing laws. We believe the worst effects of these matters are past and the $1.0 million increase in revenue in the second quarter of 2004 over the second quarter 2003 further supports our opinion that the overall business climate has improved and favorable weather conditions will support an improvement in installations during our prime selling and installing months, which are May through September.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $16.6 million in the first six months of 2003 to $16.3 million in the first six months of 2004. The reduction in the gross profit is caused by the reduced revenue discussed above. The gross profit margin percentage decreased slightly from 48.4% to 48.1%. Although the drop in gross margin percentage was minor, it is a serious concern and we have implemented changes, such as price adjustments, in an effort to improve our financial performance going forward.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $16.9 million in the first six months of 2003 to $15.4 million in the first six months of 2004. Selling, general and administrative expenses as a percentage of revenue decreased from 49.2% in the first six months of 2003 to 45.3% in the first six months of 2004. The decrease in selling, general and administrative expenses in the first six months of 2004 results from our efforts to cut costs, centralize accounting and standardization with best practices efficiencies while at the same time searching for new revenue growth and increased shareholder value. In addition, we continue to focus on economies of scale with marketing and advertising efforts, centralizing various phone room functions, national media plans and expanded use of various media types. We now have more marketing resources and talent while continuing to streamline many areas of operations.

     Unusual Credit. The unusual credit in 2003 represents a gain from converting $1 million of debt to 680,000 common stock warrants issued at 28 cents per share.

     Depreciation Expense. Depreciation expense increased from $413,743 in the first six months of 2003 to $440,901 in the first six months of 2004, reflecting an increase in the amount of property and equipment.

     Interest Expense. Interest expense increased by $30,222 from $1,338,496 in the first six months of 2003 to $1,368,718 in the first six months of 2004. The increase is the result of the combination of an accounting change and the restructure of long-term debt. The debt restructure reduced the amount of debt we owe and reduced the interest rates on the debt. The benefit to interest expense of the restructuring of long-term debt, which is approximately $334,000, was lessened by the adoption of the Financial Accounting Standards Board (FASB) SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities" wherein dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense. The adoption of the above standard results in $304,232 of interest expense on the redeemable preferred stock in the six month period ended June 30, 2004. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

     Income Tax Benefit. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized.

Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2003 or 2004. Income tax expense in the first six months of 2004 relates to state taxes.

     Non-Cash Dividends. Non-cash dividends in the first six months of 2003 represent accrued dividends on the Series D and E preferred stock.

     Benefit of Series D Preferred Stock Redemption. The benefit in 2003 represents a gain on redemption of $1 million of Series D stock for 680,000 common stock warrants issued at 28 cents per share.

Liquidity and Capital Resources

     As of June 30, 2004, we had cash and equivalents of $584,853, $17.4 million of long-term debt, net of current maturities, and $7.9 million of mandatorily redeemable preferred stock.

     Operating activities for the six months ended June 30, 2004, provided $526,722 of cash. Our operating activities for the six months ended June 30, 2003, used $1,415,460 of cash. The net cash provided by operating activities for the first six months of 2004 was $526,722 as compared to net cash used in operating activities of $1,415,460 during the same period in 2003. The following table details three significant items that impacted cash during these comparative periods and illustrates their impact on the net cash provided or used by operating activities:

                                                        Six Months Ended June 30
                                                            2003          2004
                                                        ----------    ----------
Net cash provided by (used in) operating activities     (1,415,460)     526,722
Unusual credit-gain on conversion of debt to warrants      796,000            -
Accrued interest on preferred shares subject to redemption       -     (304,232)
Interest added to principal                                      -     (605,583)
                                                         ----------   ----------
Net cash (used in) operating activities-adjusted for
  unusual items                                           (619,460)    (383,093)
                                                          =========   ==========

     The use of $555,804 of cash for investing activities for the six months ended June 30, 2003 related primarily to the acquisition of property and equipment, which represented $418,154 of the cash used for investing activities. The use of $171,612 of cash for investing activities for the same six months ended June 30, 2004, which is $384,192 less than the same period last year, reflects our efforts to preserve cash.

     Cash provided in financing activities in the six months ended June 30, 2004, was $18,294. This amount represents increases in long-term debt of $349,993, and increases in other long-term liabilities of $187,929, less payments of long-term debt of $345,878, and $180,000 escrowed for special purposes. See Note 7 of the Notes to The Condensed Consolidated Financial Statements, Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001). In the six months ended June 30, 2003, we used $143,854 of cash in financing activities, reflecting the repayment of debt.

     During the second quarter of 2004, operations produced net income attributable to common shareholders of $619,195, compared to $795,329 during the second quarter of 2003. However, the net income of $795,329 in second quarter 2003 includes $796,000 of gain on conversion of debt to warrants and another $796,000 of benefit of Series D preferred stock redemption. If net income is re-stated to exclude these unusual gains, net income attributable to common shareholders would reflect a loss in the amount of $796,671 in second quarter 2003 and therefore the net income of $619,195 reported in this second quarter is an improvement of $1,415,866 over the same quarter last year.

     Accounts payable increased by $1,740,055 from December 31, 2003, to June 30, 2004. This increase is $1,466,351 more than the $273,704 increase in accounts payable that occurred in the first six months of 2003. A significant part of the increase in accounts payable in the first six months of 2004 is attributable to agreements with vendors to extend the due dates of certain accounts payable and a sharp increase in revenue and trade receivables. During the first six months of 2004, trade receivables increased by $1,859,734 as compared to $189,057 in the first six months of 2003.

     Revenue increased by $997,910 when comparing the second quarter 2004 to second quarter 2003. The increase in revenue was due to many factors that included higher consumer confidence, helped by positive economic indicators, as well as a concentrated marketing and advertising effort orchestrated by our national marketing and advertising managers, and an emphasis by subsidiary management on job completions during the second quarter of 2004.

     In addition to increased revenues, profits were enhanced by successful efforts at reducing selling, general and administrative expenses. Selling, general and administrative expenses were reduced by over $.5 million in the second quarter 2004 as compared to the second quarter of 2003 with a total savings of approximately $1.5 million for the first six months ending June 30, 2004 as compared to the first six months of 2003. Cost cutting, accounting centralization and standardization and best practices efficiencies continue to be an integral part of management's strategies going forward.

     The net income and loss by month, as follows, reflects the seasonality of the remodeling industry with losses occurring during the first four to five months of the year followed by positive net incomes in May and June of 2004 and positive net income for June of 2003. The following is the net income (loss) attributable to shareholders for each month during the first six months of 2003 and 2004:

                                      2003                  2004
                                      ----                  ----
        January            $       (943,575)     $       (729,086)
        February                   (668,746)             (586,954)
        March                      (145,879)             (187,899)
        April                       (48,917)             ( 68,981)
        May                        (578,627)              143,230
        June                      1,422,873               544,945
                              ----------------      ----------------
        Six Month YTD      $       (962,871)     $     (884,745)
                              ================      ================

     The above net income of $1,422,873 for June, 2003, includes $796,000 of gain on conversion of debt to warrants and another $796,000 of benefit of Series D preferred stock redemption. If the June 2003, net income is re-stated to exclude these unusual gains, net income attributable to common shareholders would reflect a loss in the amount of $169,127 in June 2003 and therefore the net income of $544,945 reported in June, 2004 is an improvement of $714,072 over the same month last year.

     We projected positive cash from operations beginning in the second quarter of 2004. Average weekly cash collections during the first quarter of 2004 were $1.17 million. Average weekly cash collections for the second quarter of 2004 were $1.40 million with net cash provided by operating activities of $526,722 for the six months ended June 30, 2004.

     In the event we return to negative cash from operations, we may not be able to meet our revised debt covenants thereby making our long-term debt currently due and we will need to re-evaluate our goodwill for potential further impairment and related write-offs.

     We are required to maintain certain financial ratios and to comply with various other covenants and restrictions under the terms of the financing agreements, including restrictions as to additional financings, the payment of dividends and the incurrence of additional indebtedness. We did not meet one of our covenants at December 31, 2003. Effective December 31, 2003, our lenders have reset certain covenants for periods through June 30, 2004, to accommodate compliance. Based on these reset covenants, management believes that we will be able to comply. We are in compliance with all covenants as of June 30, 2004.

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

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of December 31, 2003 and June 30, 2004, we are not in default under any of our debt arrangements.

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

     We believe, in the long term, cash will be sufficient to meet our needs. In October 2002, we opened a new retail sales office in Phoenix, Arizona, and in June, 2004, we opened two new retail offices, one in Peoria, Illinois and one in Paducah, Kentucky. All three retail locations are meeting or exceeding our expectations and will be an integral part of our plans to open additional retail offices next year to grow sales in our retail segments. We have and are investing in the development of a new line of climate resistant, highly durable, Compozit(TM) window systems that exceed the durability of the components of the current replacement window. In addition, we continue to integrate the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business.

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $500,000 to $900,000 annually.

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations through December 2004 because of the Clemmens litigation described in Part II, Item 1, Legal Proceedings. Although we believe that we will prevail upon appeal of the claim, an adverse outcome in this action will have a material adverse effect on our cash flow.

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

Item 4. Controls and Procedures

     As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of ThermoView's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in ThermoView's internal controls or in other factors that could significantly affect our internal controls.

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

     Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($175,000 through June 30, 2004). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. ThermoView submitted its Appellant's Brief to the Kentucky Court of Appeals on December 22, 2003, and the appeal remains pending.

     On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView made payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004. At June 30, 2004, $480,000 is included on the accompanying balance sheet as restricted cash. Under the agreement, ThermoView must make additional payments to the sinking fund such that the balance of the sinking fund will be no less than $690,000 by November 1, 2004. In consideration for the agreement, ThermoView has agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and has granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond.

     In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that ThermoView has recorded adequate liabilities on its balance sheet as of June 30, 2004. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter will have a material adverse effect on our cash flow.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

a. ThermoView held its annual meeting of stockholders on May 12, 2004, at 10:00 A.M., eastern daylight time, at the Hurstbourne Country Club, Louisville, Kentucky.

b. At the annual meeting, stockholders elected two individuals as Class II members of our Board of Directors.

                                                                          Broker
                                                                           Non
          Name                  For      Against   Withheld  Abstentions  Votes
          ----               ---------   -------   --------  -----------  -----
J. Sherman Henderson, III    6,937,778    6,299        0        44,033      0
George T. Underhill, III     6,943,876      201        0        44,033      0

     The following directors remained on the Board of Directors as Class I and Class III directors immediately after the annual meeting:

Class I Directors                           Class III Directors
Name                                        Name
----                                        ----
Raymond C. Dauenhauer, Jr.                  Robert L. Cox
Bruce C. Merrick                            Stephen A. Hoffmann
                                            Charles L. Smith

c. Not applicable.

d. Not applicable.

Item 5.  Other Information

     On August 16, 2004, ThermoView issued a press release reporting financial results for the second quarter. The press release is filed herewith as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

         See Index to Exhibits.

(b)  Reports on Form 8-K.

     (1) On April 12, 2004, ThermoView filed a Form 8-K under Item 5. Other Events and Regulation FD Disclosure reporting the resignation of Jeffrey L. Fisher as chief financial officer effective May 2, 2004, and the appointment of David A. Anderson as chief financial officer effective May 3, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ThermoView Industries, Inc.



Date:  August 16, 2004            By:      /s/ Charles L. Smith
                                     -----------------------------------------
                                     Charles L. Smith,
                                     Chief Executive Officer
                                     (principal executive officer)


Date:  August 16, 2004            By:      /s/ David A. Anderson
                                     -----------------------------------------
                                     David A. Anderson,
                                     Chief Financial Officer
                                    (principal financial and accounting officer)

                                INDEX TO EXHIBITS

   Exhibit
    Number                            Description of Exhibits
    31.1       --   Rule  13a-14(a)  Certification  of  Charles L. Smith for the
                    Form 10-Q for the quarter ended June 30, 2004.
    31.2       --   Rule  13a-14(a)  Certification  of David A. Anderson for the
                    Form 10-Q for the quarter ended June 30, 2004.
    32.1       --   18 U.S.C.  Section 1350  Certifications  of Charles L. Smith
                    and  David A.  Anderson  for the Form  10-Q for the  quarter ended June 30, 2004.
    99.1       --   News  Release  of  ThermoView  Industries,  Inc.  announcing second quarter financial results dated August 16, 2004.

CERTIFICATION                                                       Exhibit 31.1

I, Charles L. Smith, certify that:

1) I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2004 of ThermoView Industries, Inc.;

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

Signature and Title: /s/ Charles L. Smith                  Date: August 16, 2004
                    -------------------------              ---------------------
                     Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to ThermoView Industries, Inc. and will be retained by ThermoView Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION                                                       Exhibit 31.2

I, David A. Anderson, certify that:

1) I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2004 of ThermoView Industries, Inc.;

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

Signature and Title: /s/ David A. Anderson                Date: August 16, 2004
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

                                                                    Exhibit 32.1


18 U.S.C. Section 1350 Certifications

     Charles L. Smith and David A. Anderson, being the Chief Executive Officer and Chief Financial Officer, respectively, of ThermoView Industries, Inc., hereby certify as of this 16th day of August, 2004, that the Form 10-Q for the Quarter ended June 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ThermoView Industries, Inc.

                                    By:      /s/ Charles L. Smith
                                       -----------------------------------------
                                             Charles L. Smith,
                                             Chief Executive Officer


                                    By:      /s/ David A. Anderson
                                       -----------------------------------------
                                             David A. Anderson,
                                             Chief Financial Officer

                                                                    Exhibit 99.1

                                                                    NEWS RELEASE

FOR IMMEDIATE RELEASE

ThermoView Industries Inc. Reports Positive Income for Second Quarter 2004.

LOUISVILLE, Ky. (August 16, 2004) - ThermoView Industries Inc. (AMEX: THV), which designs, manufactures and markets home improvements under the brand name "THV: America's Home Improvement Company," today reported financial results for the second quarter ending June 30, 2004.

     Second quarter 2004 revenues were up 5.5% to $19.1 million, compared to year-ago quarterly revenues of $18.1 million. The net income attributable to common shareholders was approximately $619,000 or 7 cents per basic share and 6 cents per diluted share. In the same quarter of 2003, net income attributable to common shareholders was approximately $795,000 or 9 cents per basic share and 8 cents per diluted share. The second quarter of 2003 included $796,000 in unusual gains from the conversion of debt to warrants.

     "I am pleased to report that ThermoView's second quarter revenues have increased compared to 2003" said Charles L. Smith, CEO and President of ThermoView. Smith continued, "These second quarter results are some of the best results in the history of ThermoView's reported second quarter earnings. We believe that these positive results are a culmination of the companies' efforts on both cost cutting and top-line growth. We believe that we are on the right track in attempting to meet our future projections and can move forward with more confidence."

     In addition, Smith stated that ThermoView met their aggressive goal of opening two new model THV stores in the prospective June time frames. "We are seeing positive results after only 45 actual business days," said Smith. "Both THV stores have been well received by the public with the Paducah, KY office exceeding initial expectations. Our new marketing model in these locations (Paducah, KY and Peoria, IL) has been at the forefront of this model THV test. Although it is early, these stores are positive representations of our best practices model in action. We believe that these new stores could set the standard for THV to obtain continuous growth."

ThermoView's August 16 conference call and webcast

     ThermoView will hold a webcast at 2:00 p.m. EDT on August 16, 2004 to allow securities analysts and shareholders the opportunity to hear management discuss the company's quarterly results and update progress on current operational and administrative initiatives. Live audio of the conference call can be accessed from http://www.thv.com, or http://www.vcall.com/CEPage.asp?ID=89008. First time listeners should visit www.vcall.com in advance to download and install any necessary audio software.


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

Contacts:

David A. Anderson, Chief Financial Officer, ThermoView Industries, Inc., 502-968-2020.

                           ThermoView Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                          For the three months ended   For the six months ended
                                      June 30,                    June 30,
                          --------------------------  --------------------------
                               2003           2004          2003         2004
                               ----           ----          ----         ----

Revenues                 $ 18,112,855  $ 19,110,765  $ 34,305,868  $ 33,949,906
Cost of revenues earned     9,244,077     9,750,022    17,700,298    17,617,122
                          ------------  ------------  ------------  ------------
Gross profit                8,868,778     9,360,743    16,605,570    16,332,784

Selling, general and admini-
  strative expenses         8,487,674     7,901,823    16,883,855    15,382,421
Unusual credit-gain on
  conversion of debt to
  warrants                   (796,000)           -       (796,000)           -
Depreciation expense          199,642       228,303       413,743       440,901
Amortization expense            5,065        12,982        10,129        25,964
                          ------------  ------------  ------------  ------------
Income from operations        972,397     1,217,635        93,843       483,498

Equity in earnings (loss)
  of joint venture            (20,017)       (1,164)      (46,224)       (4,499)
Interest expense             (706,366)     (600,067)   (1,338,496)   (1,368,718)
Interest income                 6,965        4,634         16,729        10,195
                          ------------  ------------  ------------  ------------
Income (loss) before
  income taxes                252,979       621,038    (1,274,148)     (879,524)

Income tax expense
  (benefit)                    12,653        1,843         12,229         5,221
                          ------------  ------------  ------------  ------------

Net income (loss)             240,326       619,195    (1,286,377)     (884,745)

Less non-cash Series
  D and E preferred stock
  dividends                  (240,997)            -      (472,494)            -
Plus benefit of Series D
  preferred stock
  redemption                  796,000             -       796,000             -
                          ------------  ------------  ------------  ------------
                              555,003             -       323,506             -
                          ------------  ------------  ------------  ------------
Net income (loss)
  attributable to common
  stockholders           $    795,329  $    619,195  $   (962,871) $   (884,745)
                          ============  ============  ============  ============

Basic income (loss) per common share:
Net income (loss)
  attributable to common
  stockholders           $       0.09  $       0.07  $      (0.10) $      (0.10)
                          ============  ============  ============  ============

Diluted income (loss) per common share:
Net income (loss)
  attributable to common
  stockholders           $      0.08   $       0.06  $      (0.10) $      (0.10)
                          ============  ============  ============  ============


See accompanying notes.