Form 10-Q
period 2004-09-30
THERMOVIEW INDUSTRIES INC
filed 2004-11-22
CIK 1083753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, 9,200,059 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

THERMOVIEW INDUSTRIES, INC.
TABLE OF CONTENTS

Part I Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition

Part II Other Information

_____

Item 1. Financial Statements

ThermoView Industries, Inc.
Condensed Consolidated Balance Sheets

	December 31	September 30, 2004
	2003	(Unaudited)
Assets
Current assets:
Cash and equivalents ......................................	$ 211,449	$ 457,453
Restricted cash ...........................................	300,000	630,000
Receivables:
Trade, net of allowance for doubtful accounts of $345,000 in 2003 and $347,166 in 2004 ..........................	3,096,229	5,092,014
Other ...................................................	140,444	149,059
Costs in excess of billings on uncompleted contracts ......	560,617	679,108
Inventories ...............................................	1,960,611	2,399,354
Prepaid expenses and other current assets .................	645,027	1,224,263
Total current assets ........................................	6,914,377	10,631,251
Property and equipment, net of depreciation .................	2,676,003	2,825,217
Other assets:
Goodwill ..................................................	28,358,742	18,358,742
Other assets ..............................................	544,787	493,580
	28,903,529	18,852,322
Total assets ................................................	$38,493,909	$32,308,790

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable ..........................................	$4,048,388	$ 5,046,626
Accrued expenses ..........................................	2,072,902	3,138,387
Billings in excess of costs on uncompleted contracts ......	541,697	710,862
Income taxes payable ......................................	65,602	65,502
Current portion of long-term debt .........................	544,795	1,830,169
Total current liabilities ...................................	7,273,384	10,791,546
Long-term debt ..............................................	16,510,303	16,516,479
Preferred shares subject to mandatory redemption ............	7,593,520	8,057,005
Other long-term liabilities .................................	471,489	757,460
Total long-term liabilities .................................	31,848,696	25,330,944

Stockholders' equity (deficit):
Preferred stock, 2,975,000 shares authorized:
Series A, $.001 par value; none issued ..................	-	-
Series B, $.001 par value; none issued ..................	-	-
Common stock, $.001 par value; 25,000,000 shares authorized; 8,628,716 shares issued and outstanding at December 31, 2003 and 9,200,059 shares issued and outstanding at September 30, 2004 ......................................	8,628	8,638
Paid-in capital ...........................................	64,531,209	64,537,449
Accumulated deficit .......................................	(57,894,624)	(68,359,787)
Total stockholders' equity (deficit) ...................................................	6,645,213	(3,813,700)
Total liabilities and stockholders' equity (deficit) ...................................................	$38,493,909	$32,308,790

See accompanying notes.

ThermoView Industries, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2004	2003	2004

Revenues	$19,307,308	$18,204,373	$53,613,176	$ 52,154,277
Cost of revenues earned	9,723,653	9,229,849	27,423,951	26,846,971
Gross profit	9,583,655	8,974,524	26,189,225	25,307,306

Selling, general and administrative expenses	8,298,750	7,735,014	25,182,605	23,117,435
Unusual credit-gain on conversion of debt to warrants	-	-	(796,000)	-
Impairment of goodwill	-	10,000,000	-	10,000,000
Depreciation expense	192,186	200,940	605,929	641,841
Amortization expense	12,982	3,179	23,111	29,143
Income from operations	1,079,737	(8,964,609)	1,173,580	(8,481,113)

Equity in earnings (loss) of joint venture	4,535	(12,672)	(41,689)	(17,171)
Interest expense	(594,156)	(433,634)	(1,932,652)	(1,498,120)
Interest expense on mandatorily redeemable preferred	(167,290)	(159,253)	(167,290)	(463,485)
Interest income	4,247	4,291	20,976	14,488
Income (loss) before income taxes	327,073	(9,565,877)	(947,075)	(10,445,401)

Income tax expense (benefit)	34,809	14,541	47,038	19,762

Net income (loss)	292,264	(9,580,418)	(994,113)	(10,465,163)

Less non-cash Series D and E preferred stock dividends	-	-	(472,494)	-
Plus benefit of redemption of Series D stock	-	-	796,000	-

Net income (loss) attributable to common stockholders	$ 292,264	$(9,580,418)	$ (670,607)	$(10,465,163)

Basic income (loss) per common share:
Net income (loss) attributable to common stockholders	$ 0.03	$ (1.04)	$ (0.07)	$ (1.14)

Diluted income (loss) per common share:
Net income (loss) attributable to common stockholders	$ 0.03	$ (1.04)	$ (0.07)	$ (1.14)
See accompanying notes.

ThermoView Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,

	2003	2004

Operating activities
Net loss	$ (994,113)	$(10,465,163)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment of goodwill	-	10,000,000
Depreciation and amortization	629,040	670,984
Accretion of debt discount	564,480	213,094
Accrued interest on preferred shares subject to redemption	-	463,485
Interest added to principal	-	914,772
Unusual credit-gain on conversion of debt to warrants	(796,000)	-
Equity in (income) loss of joint venture	41,689	17,171
Other	200,000
Changes in operating assets and liabilities	(280,080)	(908,082)
Net cash provided by (used in) operating activities	(634,984)	906,261

Investing activities
Payments for purchase of property and equipment	(465,429)	(279,315)
Other	(106,480)	4,892
Net cash used in investing activities	(571,909)	(274,423)

Financing activities
Amount escrowed for special purposes	(150,000)	(330,000)
Payments of long-term debt	(367,705)	(348,056)
Increase in other long-term liabilities	-	285,972
Proceeds from exercise of stock options	-	6,250
Net cash used in financing activities	(517,705)	(385,834)
Net increase (decrease) in cash and equivalents	(1,724,598)	246,004
Cash and equivalents at beginning of period	2,179,887	211,449
Cash and equivalents at end of period	$ 455,289	$ 457,453

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. Operating Results and Cash Flow

During the third quarter of 2004, the Company produced a net income (loss) attributable to common shareholders of $(9,580,418) compared to $292,264 during the third quarter of 2003.

The Company's net cash provided by operating activities for the first nine months of 2004 was $906,261 as compared to net cash used in operating activities of $634,984 during the same period in 2003.

   On June 30, 2003, the Company restructured its debt, see Note 6.  Under the terms of the restructuring payments of principal and interest were suspending until October, 2004 or later.  From December 31, 2003 to September 30, 2004 the Company added $914,772 of interest to principal.  Beginning in October of 2004, the Company will resume interest payments and beginning in November 2004 and April 2005, resume payments of principals.  Interest payments over the next twelve months on the Company's long-term debt will be approximately $1.2 million and principal payments will be approximately $1.25 million.  Cash flow projections for the next twelve months indicate that the Company will generate sufficient cash to meet its long-term debt service obligations.  Management has projected revenues of $75 million and earnings before interest, income tax, depreciation and amortization of $4.1 million.  To improve cash flow over the next twelve months the Company plans to continue a national marketing effort shifting emphasis from direct marketing to a less expensive media drive advertising model thereby realizing significant cost savings.  In October, 2004, the Company consolidated a call center in Orange County California with another call center in San Diego California realizing a significant annual cost savings.  In addition to the projected improved revenues the Company over the next twelve months, the Company has projected significant cost savings in 2005 over 2004 because of (i) the expiration of building leases on two of its discontinued operations which will result in savings of approximately $600,000, (ii) consolidation of California call center $300,000, (iii) continued centralization of administrative and accounting functions $300,000.

   As a part of the June 30, 2003 debt restructuring, GE Equity converted $1 million of subordinated debt to 680,000 common stock warrants at 28 cents per share. The exchange was a non-cash event and is shown on the Condensed Consolidated Statements of Cash Flows as an unusual credit-gain on conversion of debt to warrants under operating activities-adjustments to reconcile net income (loss) to net cash provided by operations.

   Assets acquired through non-cash capital leases and other financing activities were $511,740 for the nine month period ending September 30, 2004 and $200,113 for the nine month period ending September 30, 2003.

   Income tax expense of $19,762, in the nine month period ending September 30, 2004, and $28,711 for the nine month period ending September 30, 2003, represents cash paid for state income tax liabilities.

3. Goodwill

   The annual goodwill valuation at September 30, 2004 indicated that goodwill is impaired. The goodwill analysis was performed by a specialist, Mercer Capital, under the direction of Company management. Mercer Capital adheres to the ethical standards set by the American Society of Appraisers and the Association for Investment Management and Research. Their reports conform to the Uniform Standards of Professional Appraisal Practice and to the Business Valuation Standards of the American Society of Appraisers. The Company also evaluated the resumes of the specific professionals performing the work.

   The impairment analysis is performed annually in accordance with SFAS 142. After its initial evaluation on January 1, 2002, management chose September 30 as its annual valuation date. The annual calculations allocated debt and interest expense between the manufacturing and retail segments based on the relative amounts of inter-company debt reflected on the respective segment's balance sheet. Management discussed assumptions used by Mercer and became satisfied that proper assumptions were used.

   During the third quarter of 2004, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $10.0 million, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $10.0 million impairment charge reduces the carrying value of goodwill at the retail segment. The $10.0 million charge at the retail segment reflects the segment's lower than expected performance. The impairment charges are non-cash in nature and do not affect the Company's liquidity.

4. Income (Loss) per Common Share

   Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the nine-month periods ended September 30, 2003 and 2004, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share include the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses attributable to operations for the three-month period ended September 30, 2004, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

Weighted average shares outstanding for the periods in which there were losses attributable to common stockholders were as follows:

Period	Weighted Average Shares Outstanding
For the nine months ended September 30, 2003	9,190,059
For the nine months ended September 30, 2004	9,199,694

A reconciliation of basic to diluted share amounts used in computing the per share amounts for the three months ended September 30, 2003 and 2004 is as follows:

	Three Months Ended September 30,
	2003	2004
Basic - weighted average shares outstanding	9,190,059	9,200,059
Dilutive effect of stock options and warrants	1,301,912	-
Diluted - weighted average shares outstanding and assumed conversions	10,491,971	9,200,059

A reconciliation of income (loss) attributable to common stockholders used in computing the per share amounts for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Income (loss)	$ 292,264	$(9,580,418)	$(994,113)	$(10,465,163)
Preferred stock dividends, net of benefit of redemption	-	-	323,506	-
Income (loss) attributable to common stockholders	$ 292,264	$(9,580,418)	$(670,607)	$(10,465,163)

5. Stock Option Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss):
As reported	$ 292,264	$(9,580,418)	$ (994,113)	$(10,465,163)
Pro forma	271,565	(9,597,444)	(1,056,377)	(10,491,678
Net income (loss) attributable to common stockholders:
As reported	292,264	(9,580,418)	(670,607)	(10,465,163)
Pro forma	271,565	(9,597,444)	(732,871)	(10,491,678)
Basic and diluted income (loss) per common share:
Basic, As reported	$ .03	$ (1.04)	$ (.07)	$ (1.14)
Diluted, As reported	.03	(1.04)	(.07)	(1.14)
Basic, Pro forma	.03	(1.04)	(.08)	(1.14)
Diluted, Pro forma	.03	(1.04)	(.08)	(1.14)

The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

2004
Interest rate	3.93
Dividends	-
Expected volatility	0.99%
Expected life in years	5

Management awarded 94,336 stock options previously authorized by the Board of Directors to key officers and employees during the third quarter of 2004 with a grant date of July 28, 2004 at a strike price of $.35 per share.

6. Long-term Debt and Mandatorily Redeemable Preferred Stock

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

   The restructured debt agreements require ThermoView to pay $100,000 toward principal on Series A and B sub-notes each month commencing November 2004, as well as monthly interest commencing October 2004 and principal repayments on the Series C sub-notes of $50,000 per month commencing April 2005 through December 2005 and $100,000 per month thereafter as well as monthly interest commencing October 2004. It also calls for payments of excess cash toward principal two times per year. Excess cash is defined as amounts over $1 million at the two measurement dates.

   Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The only covenant measurement at June 30, 2004 was an EBITDA level of $800,000 and the Company satisfied this EBITDA covenant at that measurement date. The second measurement date of September 30, 2004 required the Company to achieve a nine month trailing EBITDA level (excluding the $10 million impairment to goodwill charge) of $2.0 million, as well as a fixed charge coverage ratio of 1.0 to 1.0 and a current ratio of 1.0 to 1.0, excluding current portion of long-term debt from current liabilities. The Company has satisfied the covenant requirements as of September 30, 2004

   With respect to the classification of debt as non-current, we had an oral agreement with our lender prior to our calendar year-end that our lender would revise covenants to enable us to comply with less restrictive covenants. Subsequent to year-end, our lender executed written amended covenants effective December 31, 2003 that enabled us to comply as of December 31, 2003 and in future quarters, assuming achievement of the forecast. Under the revised covenants, we did not have any compliance requirements for the first quarter of 2004. For the remaining quarters of 2004, covenants were less restrictive than in prior agreements. We satisfied the less restrictive covenants in the second and third quarters of 2004. Our forecasts for 2004 and 2005 indicate that it is reasonably possible the Company will meet covenant requirements in future periods. Accordingly, we continue to classify the debt as non-current.

   The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

   Two other guarantors who guaranteed $500,000 of the debt each have not settled possible claims related to forfeiture of their respective collateral. One of the guarantors has filed a claim against the Company, described in Note 8, Contingencies and Commitments, seeking reimbursement of the forfeited collateral. The Company has recorded a $1,000,000 liability for possible future claims of these two guarantors which is classified as long-term since it is not expected to be repaid before the senior restated notes mature.

   The Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities," effective for companies for the first interim period beginning after June 15, 2003. The new rule requires accounting for some financial instruments as liabilities, that under previous guidance were accounted for as equity or between liabilities and equity ("mezzanine"). The Company has previously reported mandatorily redeemable preferred stock series D and E in prior periods in the mezzanine section of the balance sheet. With the Company's adoption of this standard on July 1, 2003, the mandatorily redeemable preferred stock of $8.1 million is included as a component of liabilities, described as "preferred shares subject to mandatory redemption," as of September 30, 2004. Prior periods are not restated when SFAS 150 is applied.

Preferred shares subject to mandatory redemption are comprised of the following:

Series D: Par value of $.001 with an aggregate redemption amount and liquidation preference of $5,081,832 at December 31, 2003 and $5,392,011 at September 30, 2004. Total shares authorized - 1,500,000 shares; shares issued and outstanding 956,900 as of December 31, 2003 and at September 30, 2004. The date of the mandatory redemption is August 31, 2006.

Series E: Par value of $.001 with an aggregation redemption amount and liquidation preference of $2,511,689 at December 31, 2003 and $2,664,995 at September 30, 2004. The shares authorized - 500,000; shares issued and outstanding - 336,600 as of December 31, 2003 and September 30, 2004. The date of the mandatory redemption is August 31, 2006.

   In addition, upon adoption of SFAS 150, dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense on mandatorily redeemable preferred stock in the statement of operations.

Cash paid for interest was $370,254 for the nine month period ending September 30, 2004 and $1,177,046 for the nine month period ending September 30, 2003.

7. Segment Information

   For the three month periods ended September 30, 2003 and 2004, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into two reportable operating segments: manufacturing and retail.

Manufacturing

The manufacturing segment includes the businesses that manufacture and sell vinyl replacement windows to the Company's retail segment and to unaffiliated customers.

Retail

The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

Segment information for the three months and nine months ended September 30 was as follows:

For the three months ended September 30, 2003	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$1,653,051	$17,654,257	$ -	$19,307,308
Intersegment revenues	294,010	-	-	294,010
Income (loss) from operations	293,606	1,406,393	(620,262)	1,079,737
Total assets	3,826,398	35,244,869	890,243	39,961,510

For the three months ended September 30, 2004	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$2,206,415	$15,941,206	$ 56,752	$ 18,204,373
Intersegment revenues	519,589	-	-	519,589
Impairment of goodwill	-	(10,000,000)	-	(10,000,000)
Income (loss) from operations	261,686	(8,612,687)	(613,608)	(8,964,609)
Total assets	4,348,211	25,705,181	2,255,398	32,308,790

For the nine months ended September 30, 2003	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$3,984,235	$49,628,941	$ -	$53,613,176
Intersegment revenues	680,711	-	-	680,711
Unusual credit-gain on conversion of debt to warrants	-	-	796,000	796,000
Income (loss) from operations	289,517	2,144,716	(1,260,653)	1,173,580

For the nine months ended September 30, 2004	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$5,255,457	$46,688,781	$210,039	$52,154,277
Intersegment revenues	1,754,945	-	-	1,754,945
Impairment of goodwill	-	(10,000,000)	-	(10,000,000)
Income (loss) from operations	398,176	(7,353,067)	(1,526,222)	(8,481,113)

8. Contingencies and Commitments

   On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($187,500 through September 30, 2004). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView has made and shall continue to make payments of $50,000 monthly for the months of July through December, 2003 and 2004 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond. At September 30, 2004, $630,000 is included on the accompanying balance sheet as restricted cash. Management believes that the outcome of this litigation will be in favor of the Company and should be concluded in less than twelve months.  Further, in the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. Management has presented restricted cash as a current assets because it expects this matter to be concluded in the Company's favor within one year and the restricted cash to be applied to the current portion of the long-term debt, which is presented as a current liability in the accompanying consolidated balance sheet.  In consideration for the supercedeas bond agreement, ThermoView has agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond and has granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. On October 8, 2004, the Kentucky Court of Appeals issued a four-page 3-0 decision in favor of ThermoView, reversing the trial court. The Kentucky Court of Appeals agreed with ThermoView that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision. ThermoView will timely respond to this request. This matter will not be final until Clemmons exhausts all of his opportunities to seek review. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that the Company has recorded adequate liabilities on its balance sheet as of September 30, 2004. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on cash flow and our financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against the Company, Mr. Maxwell would likely pursue the identical action against the Company and the other $500,000, plus interest, guaranteed by Maxwell could become payable by the Company without any sinking fund as set aside for the Clemmens guarantee.

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

   In March 2000, the Company entered into a license agreement with Research Frontiers Incorporated (Research Frontiers), a Delaware corporation with headquarters located in Woodbury, New York, for the non-exclusive rights to market windows which utilize variable light transmission technology developed by Research Frontiers. The agreement provides for the payment of a royalty of 5% of the net selling price of the licensed products as defined in the agreement to Research Frontiers for products sold by the Company that incorporate such technology. Additionally, the Company has agreed to pay to Research Frontiers an annual minimum royalty. On December 31, 2003, the Company amended the agreement to reflect the following schedule of annual minimum royalties: $75,000 in 2003, zero in 2004, $35,000 in 2005 and $100,000 in 2006. The royalty is payable in cash or shares of the Company's common stock at the Company's option.

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

Overview

   We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured exterior coatings, vinyl siding, patios decks, patio enclosures, cabinet re-facings and kitchen and bathroom remodeling products, as well as residential roofing.

   In April 1998, we acquired Thermo-Tilt Window Company, which was established in 1987. Since that time, we have acquired 12 retail and manufacturing businesses which had been in operation an average of approximately 11 years. During 2000, we closed two manufacturing businesses and one retail business. In June of 2004, we closed our Wheeling, Illinois retail office and opened two new stores, one in Peoria, Illinois and one in Paducah, Kentucky, specializing in the sales and installation of windows, siding and doors. These two new stores have been modeled according to our best practices study and feature a state of the art showroom and concentrated media advertising campaigns rather than telemarketing. At September 30, 2004, we had 769 full-time and 214 part-time employees. We had facilities in 11 states, primarily in the Midwest and southern California, and conduct business in 21 states. For the nine months ended September 30, 2003, we generated consolidated revenues of approximately $53.6 million, and for the nine months ended September 30, 2004, we generated consolidated revenues of approximately $52.1 million.

   Our initial business plan focused on an aggressive acquisition program to build a vertically integrated company in the vinyl window business. We intended to aggressively develop in the manufacturing, retail, and finance segments. We closed our finance subsidiary, two acquired manufacturing businesses and one acquired retail business in 2000. Although we have scaled back on manufacturing and eliminated our finance subsidiary, we continue to search for strategic alliances and business development opportunities that may be beneficial to us in the manufacturing and retail segments.

--	We continue to work closely with all of our window manufacturers in the production of our current windows and in the development of windows using new technologies.

--

In October 2001, we formed a joint venture with Royal Group Technologies Limited, headquartered in Ontario, Canada, to manufacture leading edge thermoplastic extrusions. The Compozit extrusions are stronger than vinyl, withstand weather and climate extremes, are impact resistant and can be produced in many colors. The joint venture's revenue approximated $2.5 million in 2002, $2.0 million in 2003 and through September 30, 2004, approximately $2.7 million. By mid-2005, we intend that the joint venture will supply these extrusions to all of the manufacturers supplying our retail operations. We own 40% of the joint venture operation.

--	Since undertaking our roll-up activities, we have consistently been unprofitable and have had difficulty meeting our obligations to our lenders. Management has worked diligently to stabilize sales, reduce costs and simplify our capitalization. We believe that we have successfully stabilized our sales and are in a position to continue to meet our financing obligations, as we did successfully throughout 2004.

--	We plan to introduce, in early 2005, a new Compozit window of our own design and continue to explore the market for enhanced products to expand the market areas of our existing retail subsidiaries.

--

We continue to assist our customers in obtaining financing for about 36% of our sales. We have negotiated economically beneficial strategic alliances with unaffiliated third parties that provide financing to our customers. We pre-approve the customer financing with the third party lenders and we assign the loan to the third party lender on a non-recourse basis.

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

   Retail. Our retail segment consists of our subsidiaries that design, sell and install custom vinyl replacement windows, doors and related home improvement products to commercial and retail customers. Our retail segment derives its revenues from the sale and installation of thermal replacement windows, storm windows and doors, patio decks, patio enclosures, vinyl siding and other home improvement products. Our retail segment recognizes revenues on the completed contract method. A completed contract is considered revenue when the home improvement installation is considered substantially complete, notwithstanding minor unresolved service items. Gross profit in the retail segment represents revenues after deducting product and installation labor costs.

   Manufacturing. Our manufacturing segment consists of our subsidiary that manufactures and sells vinyl and Compozit replacement windows to two of our retail companies and to unaffiliated customers. Our manufacturing segment recognizes revenues when products are shipped. Gross profit in the manufacturing segment represents revenues after deducting product costs (primarily glass, vinyl and hardware), window fabrication labor and other manufacturing expenses.

Historical Results Of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
	(In thousands)
Revenues..........................	$ 19,307	$ 18,204	$ 53,613	$ 52,154

Cost of revenues earned ..........	9,723	9,230	27,424	26,847

Gross profit .....................	9,584	8,975	26,189	25,307

Selling, general and administrative expenses .........................	8,299	7,735	25,182	23,117
Unusual credit - gain on conversion of debt to warrants..	-	-	(796)	-
Impairment of goodwill ...........	-	10,000	-	10,000
Depreciation expense .............	192	201	606	642
Amortization expense .............	13	3	23	29

Income from operations ...........	1,080	(8,965)	1,174	(8,481)

Equity in earnings (loss) of joint venture ..........................	4	(13)	(42)	(17)
Interest expense .................	(594)	(433)	(1,933)	(1,498)
Interest expense on mandatory redeemable preferred ...........	(167)	(159)	(167)	(463)
Interest income ..................	4	4	21	14

Income (loss) before income taxes.	327	(9,566)	(947)	(10,445)

Income tax expense (benefit) .....	35	15	47	20

Net income (loss) ................	292	(9,581)	(994)	(10,465)

Less non-cash Series D and E preferred stock dividends ......	-	-	(472)	-
Plus benefit of redemption of Series D stock ...............	-	-	796	-
Net income (loss) attributable to common stockholders ............	$ 292	$ (9,581)	$ (671)	$ (10,465)

Three Months Ended September 30, 2004 Compared to September 30, 2003

     Revenues. Revenues decreased from $19.3 million for the third quarter of 2003 to $18.2 million for the third quarter of 2004. The telemarketing laws continue to challenge our marketing efforts and negatively impacted revenues in addition to tight labor markets causing lagging installation revenue. We recognize revenue based on job completions so a short supply of qualified installers delays installation and therefore, negatively impacts revenue. In the short-term we expected that the re-location of our Illinois retail operation and the re-engineering of our California retail operation would negatively affect revenues with the expectation that in the near future we would regain our market share in those territories by opening new stores in the Illinois territory, introducing new and improved products in both territories as well as moving away from telemarketing as a source of leads to a media driven advertising model. Revenues by quarter for the first, second and third quarters of this year and last year and the differences among the three periods are reflected in the following table:

	Revenues
	2003	2004	Difference
	(In thousands)
First quarter	$ 16,193	$ 14,839	$ (1,354)
Second quarter	18,113	19,111	992
Third quarter	19,307	18,204	(1,103)

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $9.6 million in the third quarter of 2003 to $9.0 million in the third quarter of 2004 which is a decrease of $.6 million. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit was 49.6% in the third quarter of 2003 as compared to 49.3% in the third quarter of 2004. This decrease in gross profit percentage is the result of an increase in prices of our main products that we purchase from third party suppliers, siding and windows. We have initiated price increases in most of our territories, and we are studying the market to determine if additional price increases are warranted.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $8.3 million in the third quarter of 2003 to $7.7 million in the third quarter of 2004, or approximately $600,000. Selling, general and administrative expenses as a percentage of revenue decreased from 43.0% in the third quarter of 2003 to 42.5% in the third quarter of 2004. The decrease in selling, general and administrative expenses has continued in each quarter of 2004 and is the direct result of our continued efforts to control costs, standardize and centralize accounting and to use best practices efficiencies.

     Impairment of Goodwill. The annual goodwill valuation at September 30, 2004, indicated that goodwill is impaired. Mercer Capital performed the goodwill analysis under our direction. Mercer Capital adheres to the ethical standards set by the American Society of Appraisers and the Association for Investment Management and Research. Their reports conform to the Uniform Standards of Professional Appraisal Practice and to the Business Valuation Standards of the American Society of Appraisers. We also evaluated the resumes of the specific professionals performing the work.

      Mercer Capital performs the impairment analysis annually in accordance with SFAS 142. After its initial evaluation on January 1, 2002, we chose September 30 as our annual valuation date. The annual calculations allocated debt and interest expense between the manufacturing and retail segments based on the relative amounts of inter-company debt reflected on the respective segment's balance sheet. We discussed assumptions used by Mercer and became satisfied that Mercer Capital used proper assumptions.

      During the third quarter of 2004, Mercer Capital performed its annual impairment review for goodwill and other intangible assets on our behalf and recorded a non-cash charge of $10.0 million, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $10.0 million includes charges to reduce the carrying value of goodwill at the retail segment. The $10.0 million charge at the retail segment reflects the segment's lower than expected performance. The impairment charges are non-cash in nature and do not affect our liquidity.

Depreciation Expense. Depreciation expense increased from $192,000 in the third quarter of 2003 to $201,000 in the third quarter of 2004, reflecting fairly constant levels of property and equipment.

     Interest Expense. Interest expense decreased from $594,000 in 2003 to $434,000 in 2004. The decrease in interest expense is primarily due to the completion of the accretion of debt discount in April 2004. The accretion of debt discount added approximately $180,000 per quarter that was not added to interest expense in the third quarter 2004.

     Starting July 1, 2003, we began to report dividends on mandatorily redeemable preferred stock as interest expense (see Note 5 for effect of Statement 150). For the quarter ended September 30, 2004, interest expense on mandatorily redeemable preferred was $159,253 as compared to $167,290 for the same period in 2003.

     Income Tax Expense. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2003 or 2004. Income tax expense in the third quarter of 2004 relates to state taxes.

     Non-Cash Dividends. Non-cash dividends in the third quarter of 2003 represent accrued dividends on the Series D and E preferred stock. For the quarter ended September 30, 2004, we report non-cash dividends as interest expense on mandatorily redeemable preferred (see Note 6 for effect of Statement 150).

Nine Months Ended September 30, 2004 Compared to September 30, 2003

     Revenues. Revenues decreased from $53.6 million for the first nine months of 2003 to $52.2 million for the first nine months of 2004. Severe winter weather in our Midwest markets in the first quarter, rain in our Southern California market, the sluggish economy, the events in Iraq, and new telemarketing laws negatively impacted our revenues for the first nine months of 2004. Our retail operations reported less revenues in part due to the re-location of our Illinois retail operation and the re-engineering of our California retail operation while our manufacturing operation reported higher revenues in part due to the change in window suppliers in our California retail operation from an unaffiliated third party to our own window manufacturer located in North Dakota.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $26.2 million in the first nine months of 2003 to $25.3 million in the first nine months of 2004. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit decreased from 48.8% in the first nine months of 2003 to 48.5% in the first nine months of 2004. This minor decrease in gross profit percentage is the result of an increase in prices of our main products we purchase from third party suppliers, siding and windows. We have initiated price increases in most of our territories and we are studying the market to determine if additional price increases are warranted.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $25.2 million in the first nine months of 2003 to $23.1 million in the first nine months of 2004. Selling, general and administrative expenses as a percentage of revenue decreased from 47.0% in the first nine months of 2003 to 44.3% in the first nine months of 2004. The decrease in selling, general and administrative expenses has continued in each quarter of 2004 and is the direct result of our continued efforts to control costs, standardize and centralize accounting and to use best practices efficiencies.

     Impairment of Goodwill. The annual goodwill valuation at September 30, 2004, indicated that goodwill is impaired. Mercer Capital performed the goodwill analysis under our direction. Mercer Capital adheres to the ethical standards set by the American Society of Appraisers and the Association for Investment Management and Research. Their reports conform to the Uniform Standards of Professional Appraisal Practice and to the Business Valuation Standards of the American Society of Appraisers. We also evaluated the resumes of the specific professionals performing the work.

      Mercer Capital performs the impairment analysis annually in accordance with SFAS 142. After its initial evaluation on January 1, 2002, we chose September 30 as our annual valuation date. The annual calculations allocated debt and interest expense between the manufacturing and retail segments based on the relative amounts of inter-company debt reflected on the respective segment's balance sheet. We discussed assumptions used by Mercer and became satisfied that Mercer Capital used proper assumptions.

      During the third quarter of 2004, Mercer Capital performed its annual impairment review for goodwill and other intangible assets on our behalf and recorded a non-cash charge of $10.0 million, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $10.0 million includes charges to reduce the carrying value of goodwill at the retail segment. The $10.0 million charge at the retail segment reflects the segment's lower than expected performance. The impairment charges are non-cash in nature and do not affect our liquidity.

Unusual Credit. The unusual credit of $796,000 in 2003 represents a gain from converting $1 million of debt to 680,000 common stock warrants issued at 28 cents per share.

     Depreciation Expense. Depreciation expense increased from $606,000 in the first nine months of 2003 to $642,000 in the first nine months of 2004, reflecting fairly constant levels of property and equipment.

     Interest Expense. Interest expense decreased from $1,933,000 in 2003 to $1,498,000 in 2004. This nine month decrease in interest expense results from a combination of a reduction in interest rates, the conversion of $1,000,000 of debt to warrants in connection with restructuring of debt at June 30, 2003 and the completion of the accretion of debt discount in April 2004.

     Starting July 1, 2003, we began to report dividends on mandatorily redeemable preferred stock as interest expense (see Note 5 for effect of Statement 150). For the nine months ended September 30, 2004, interest expense on mandatorily redeemable preferred was $463,485.

     Income Tax Expense. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2003 or 2004. Income tax expense in the first nine months of 2004 relates to state taxes.

     Non-Cash Dividends. Non-cash dividends in the first six months of 2003 represented accrued dividends on the Series D and E preferred stock. For the quarter ended September 30, 2003, we reported non-cash dividends as interest expense on mandatorily redeemable preferred (see Note 5 for effect of Statement 150) and continue to do so.

     Benefit of Series D Preferred Stock Redemption. The benefit of $796,000 in 2003 represents a gain on redemption of $1 million of Series D stock in exchange for 680,000 common stock warrants issued at 28 cents per share.

Liquidity and Capital Resources

     As of September 30, 2004, we had cash and equivalents of $457,000, and a negative working capital of $160,000, $16.5 million of long-term debt, net of current maturities, and $8.1 million of preferred stock subject to mandatory redemption.

Our operating activities for the nine months ended September 30, 2003, used $635,000 of cash. Our operating activities for the nine months ended September 30, 2004, provided $906,000 of cash.

     The use of $572,000 of cash for investing activities for the nine months ended September 30, 2003 related primarily to the acquisition of property and equipment. The use of $274,000 of cash for investing activities for the nine months ended September 30, 2004, related primarily to the acquisition of property and equipment.

     We used $518,000 in cash for financing activities in the nine months ended September 30, 2003, primarily for repayment of debt and for establishing a sinking fund. We used $386,000 of cash for financing activities in the nine months ended September 30, 2004, of which $348,000 was used for repayment of debt and $330,000 for establishing a sinking fund for the Clemmens litigation, net of an increase of $286,000 in other long-term liabilities.

     We reported losses from operations in the first and third quarters of 2004 and net income from operations in the second quarter of 2004. We have met all of our lender's covenant requirements for all three quarters of 2004.

     If we have an adverse determination in the Nelson E. Clemmens' litigation, that adverse determination could negatively affect our cash flow. The adverse judgment could require us to pay $500,000 plus 10% interest accrued from January 1, 2001 until paid. We have recorded $500,000 as long-term debt on our balance sheet, and have accrued interest amounting to $187,500 through September 30, 2004. We have deposited, as of September 30, 2004, $630,000 in a sinking fund, held by GE Capital as security for a $690,000 supercedeas bond with the Jefferson (Kentucky) Circuit Court to prevent Clemmens from enforcing any judgment awarded to him. In the event of an adverse final determination, the sinking fund would satisfy substantially all of the obligation to Clemmens and not negatively impact our cash flow or financial position. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on cash flow and our financial position primarily because of the likelihood that Douglas Maxwell would pursue the identical action against us for the $500,000, plus interest, he claims that we owe him.

     On June 30, 2003, we restructured our long-term debt and preferred stock. GE Equity holds Series A debt, Series C debt and other subordinated debt. Under the restructuring agreements, GE Equity reduced the interest rate on both series of debt from 10% to 8% and from 12% to 8% on the subordinated debt. Additionally, GE Equity converted $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through March 22, 2013 and were determined to have a fair value of $204,000. GE Equity extended ThermoView's debt maturities by two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

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

     The restructured debt agreements require ThermoView to pay $100,000 toward principal on Series A and B subordinated notes each month commencing November 2004, as well as monthly interest commencing October 2004 and principal repayments on the Series C subordinated notes of $50,000 per month commencing April 2005 through December 2005 and $100,000 per month thereafter as well as monthly interest commencing October 2004. It also calls for payments of excess cash toward principal two times per year. Excess cash is defined as amounts over $1 million at the two measurement dates.

     Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The only covenant measurement at June 30, 2004 was an EBITDA level of $800,000 and we satisfied this EBITDA covenant at that measurement date. The second measurement date of September 30, 2004 required us to achieve a nine month trailing EBITDA level of $2.0 million as well as a fixed charge coverage ratio of 1.0 to 1.0 and a current ratio of 1.0 to 1.0, excluding current portion of long-term debt from current liabilities. We have satisfied all of the measurement requirements as of September 30, 2004 and are in compliance with all of the lender's covenant requirements.

     The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

     We prepared forecasts for 2004 and 2005 that focused on key factors such as sales levels, margins, overhead expenses and expenditures for fixed asset additions. We believe the forecasts are realistic and attainable. We discussed these forecasts with our lender concerning reasonable performance levels for each factor and we formulated ratios around the forecast that we developed to insure that it was reasonably likely that we would perform at or above our forecasts.

Beginning in October of 2004, we resumed interest payments, and beginning in November 2004 and April 2005, we will resume payments of principal. Interest payments over the next twelve months on our long-term debt will be approximately $1.2 million and principal payments will be approximately $1.25 million. Cash flow forecasts for the next twelve months indicate that we will generate sufficient cash to meet our long-term debt service obligations. We have forecasted revenues of $75 million and earnings before interest, income tax, depreciation and amortization of $4.1 million. To improve cash flow over the next twelve months, we plan to continue a national marketing effort shifting emphasis from direct marketing to a less expensive media driven advertising model thereby realizing significant cost savings. In October, 2004, we consolidated a call center in Orange County California with another call center in San Diego California realizing a significant annual cost savings. In addition to the forecasted improved revenues over the next twelve months, we have forecasted significant cost savings in 2005 over 2004 because of (i) the expiration of building leases on two of our discontinued operations which will result in savings of approximately $600,000, (ii) consolidation of our California call center which will result in savings of approximately $300,000, and (iii) continued centralization of administrative and accounting functions which will result in savings of approximately $300,000.

     With respect to the classification of debt as non-current, we had an oral agreement with our lender prior to our calendar year-end that our lender would revise covenants to enable us to comply with less restrictive covenants. Subsequent to year-end, our lender executed written amended covenants effective December 31, 2003 that enabled us to comply as of December 31, 2003 and in future quarters, assuming achievement of the forecast. Under the revised covenants, we did not have any compliance requirements for the first quarter of 2004. For the remaining quarters of 2004, covenants were less restrictive than in prior agreements. We satisfied the less restrictive covenants in the second and third quarters of 2004. Our forecasts for 2004 and 2005 indicate that it is reasonably possible we will meet covenant requirements in future periods. Accordingly, we continued to classify the debt as non-current.

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of December 31, 2003 and September 30, 2004, we are not in default under any of our debt arrangements.

     While revenues continue to be lower than the previous year and economic and regulatory issues continue to challenge us, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

--	debt service requirements;

--	working capital requirements;

--	planned property and equipment capital expenditures;

--	expanding our retail segment;

--	offering new technologically improved products to our customers; and

--	integrating more thoroughly the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In June 2003, we restructured our debt and all of our debt continues to be fixed rate debt. Interest rate changes would result in gains or losses in the market value of our fixed-rate debt due to the differences between the current market interest rates and the rates governing these instruments. With respect to our fixed rate debt currently outstanding, a 10% change in interest rates (for example, from 10% to 11%) would not have resulted in a significant change in the fair value of our fixed-rate debt.

Item 4. Controls and Procedures

     As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of ThermoView's management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our chief executive officer and chief financial officer have concluded that ThermoView's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to September 30, 2004, our chief executive officer and chief financial officer have concluded that there were no significant changes in ThermoView's internal controls or in other factors that could significantly affect our internal controls.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

   On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($137,500 through September 30, 2003). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView has made payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond. At September 30, 2004, $150,000 is included on the accompanying balance sheet as restricted cash. In consideration for the agreement, ThermoView agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. On October 8, 2004, a three-judge panel of the Kentucky Court of Appeals issued a unanimous decision in favor of ThermoView, reversing the trial court. The Kentucky Court of Appeals agreed with ThermoView that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision. ThermoView will timely respond to this request. This matter will not be final until Clemmens exhausts his opportunities to seek review. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that ThermoView has recorded adequate liabilities on its balance sheet as of September 30, 2004. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on operations, cash flow and our financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against ThermoView, Mr. Maxwell would likely pursue the identical action against ThermoView and the other $500,000, plus interest, guaranteed by Maxwell could become payable by ThermoView without any sinking fund as set aside for the Clemmens guarantee.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

   In the third quarter of 2004, we executed two leases. On or about September 2, 2004, we executed a three-year lease with unaffiliated third parties which commenced commencing November 1, 2004 for 9,650 square feet at 3025 S. 48th Street, Suite 101, in Tempe, Arizona. Rental payments for the first year will equal $4,528.28 per month. This space houses all of our operations for ThermoView California in the Phoenix area and replaces our previously leased premises.

   On or about September 27, 2004, we executed a one-year lease with unaffiliated third parties which commences February 1, 2005 for 11,053 square feet at 8445 Camino Santa Fe, Suites 102, 103, 104 and 105, in San Diego, California. Rental payments will equal $13,263.60 per month. This space will house all of our operations for ThermoView California in the San Diego area and replaces our previously leased premises in the same commercial complex.

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ThermoView Industries, Inc.

Date: November 22, 2004	By:/s/ Charles L. Smith
Charles L. Smith,
Chief Executive Officer
(principal executive officer)

Date: November 22, 2004	By:/s/ David A. Anderson
David A. Anderson,
Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

10.1	--	Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated June 2, 2004, by and between Henry A. Rose and Michael Rosenthal, Executor, and ThermoView Industries, Inc.
10.2	--	Lease, dated September 27, 2004, by and between RREEF America REIT II Corp. JJ, and ThermoView Industries, Inc.
10.3	--	Audit Committee Charter
31.1	--	Rule 13a-14(a) Certification of Charles L. Smith for the Form 10-Q for the quarter ended September 30, 2004.
31.2	--	Rule 13a-14(a) Certification of David A. Anderson for the Form 10-Q for the quarter ended September 30, 2004.
32.1	--	18 U.S.C. Section 1350 Certifications of Charles L. Smith and David A. Anderson for the Form 10-Q for the quarter ended September 30, 2004.
99.1	--	News Release of ThermoView Industries, Inc. announcing third quarter financial results dated November 15, 2004.