Form 10-Q/A
period 2004-09-30
THERMOVIEW INDUSTRIES INC
filed 2005-03-31
CIK 1083753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q\A
_______________

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

As of March 30, 2005, 8,638,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

EXPLANATORY NOTE

We are amending Part I Financial Information, Item 1, Financial Statements--Condensed Consolidated Balance Sheets; Part I Financial Information--Notes to Condensed Consolidated Financial Statements, Note 8, Contingencies and Commitments; Part I Financial Information, Item 2, Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Liquidity and Capital Resources of its Form 10-Q for the quarterly period ended September 30, 2004; and Part II Other Information, Item 1, Legal Proceedings. This amended Form 10-Q moves restricted cash of $630,000 as of September 30, 2004 and $300,000 as of December 31, 2003, from current assets to other assets and also includes additional discussions regarding accounts receivable and inventory balances. We filed the amendment in response to comments we received from the Securities and Exchange Commission.

Item 1. Financial Statements

ThermoView Industries, Inc.
Condensed Consolidated Balance Sheets

	December 31	September 30, 2004
	2003	(Unaudited)
Assets
Current assets:
Cash and equivalents	$ 211,449	$ 457,453
Receivables:
Trade, net of allowance for doubtful accounts of $345,000 in 2003 and $347,166 in 2004e	3,096,229	5,092,014
Other	140,444	149,059
Costs in excess of billings on uncompleted contracts	560,617	679,108
Inventories	1,960,611	2,399,354
Prepaid expenses and other current assets	645,027	1,224,263
Total current assets	6,614,377	10,001,251
Property and equipment, net of depreciation	2,676,003	2,825,217
Other assets:
Goodwill	28,358,742	18,358,742
Restricted Cash	300,000	630,000
Other assets	544,787	493,580
	29,203,529	19,482,322
Total assets	$ 38,493,909	$ 32,308,790

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$ 4,048,388	$ 5,046,626
Accrued expenses	2,072,902	3,138,387
Billings in excess of costs on uncompleted contracts	541,697	710,862
Income taxes payable	65,602	65,502
Current portion of long-term debt	544,795	1,830,169
Total current liabilities	7,273,384	10,791,546
Long-term debt	16,510,303	16,516,479
Preferred shares subject to mandatory redemption	7,593,520	8,057,005
Other long-term liabilities	471,489	757,460
Total long-term liabilities	31,848,696	25,330,944

Stockholders' equity (deficit):
Preferred stock, 2,975,000 shares authorized:
Series A, $.001 par value; none issued	-	-
Series B, $.001 par value; none issued	-	-
Common stock, $.001 par value; 25,000,000 shares authorized; 8,628,716 shares issued and outstanding at December 31, 2003 and 8,638,716 shares issued and outstanding at September 30, 2004	8,628	8,638
Paid-in capital	64,531,209	64,537,449
Accumulated deficit	(57,894,624)	(68,359,787)
Total stockholders' equity (deficit)	6,645,213	(3,813,700)
Total liabilities and stockholders' equity (deficit)	$ 38,493,909	$ 32,308,790

See accompanying notes.

ThermoView Industries, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2004	2003	2004

Revenues	$19,307,308	$18,204,373	$53,613,176	$52,154,277
Cost of revenues earned	9,723,653	9,229,849	27,423,951	26,846,971
Gross profit	9,583,655	8,974,524	26,189,225	25,307,306

Selling, general and administrative expenses	8,298,750	7,735,014	25,182,605	23,117,435
Unusual credit-gain on conversion of debt to warrants	-	-	(796,000)	-
Impairment of goodwill	-	10,000,000	-	10,000,000
Depreciation expense	192,186	200,940	605,929	641,841
Amortization expense	12,982	3,179	23,111	29,143
Income from operations	1,079,737	(8,964,609)	1,173,580	(8,481,113)

Equity in earnings (loss) of joint venture	4,535	(12,672)	(41,689)	(17,171)
Interest expense	(594,156)	(433,634)	(1,932,652)	(1,498,120)
Interest expense on mandatorily redeemable preferred	(167,290)	(159,253)	(167,290)	(463,485)
Interest income	4,247	4,291	20,976	14,488
Income (loss) before income taxes	327,073	(9,565,877)	(947,075)	(10,445,401)

Income tax expense (benefit)	34,809	14,541	47,038	19,762

Net income (loss)	292,264	(9,580,418)	(994,113)	(10,465,163)

Less non-cash Series D and E preferred stock dividends	-	-	(472,494)	-
Plus benefit of redemption of Series D stock	-	-	796,000	-

Net income (loss) attributable to common stockholders	$ 292,264	$(9,580,418)	$ (670,607)	$(10,465,163)

Basic income (loss) per common share:
Net income (loss) attributable to common stockholders	$ 0.03	$ (1.04)	$ (0.07)	$ (1.14)

Diluted income (loss) per common share:
Net income (loss) attributable to common stockholders	$ 0.03	$ (1.04)	$ (0.07)	$ (1.14)
See accompanying notes.

ThermoView Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,

	2003	2004

Operating activities
Net loss	$(994,113)	$(10,465,163)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment of goodwill	-	10,000,000
Depreciation and amortization	629,040	670,984
Accretion of debt discount	564,480	213,094
Accrued interest on preferred shares subject to redemption	-	463,485
Interest added to principal	-	914,772
Unusual credit-gain on conversion of debt to warrants	(796,000)	-
Equity in (income) loss of joint venture	41,689	17,171
Other	200,000
Changes in operating assets and liabilities	(280,080)	(908,082)
Net cash provided by (used in) operating activities	(634,984)	906,261

Investing activities
Payments for purchase of property and equipment	(465,429)	(279,315)
Other	(106,480)	4,892
Net cash used in investing activities	(571,909)	(274,423)

Financing activities
Amount escrowed for special purposes	(150,000)	(330,000)
Payments of long-term debt	(367,705)	(348,056)
Increase in other long-term liabilities	-	285,972
Proceeds from exercise of stock options	-	6,250
Net cash used in financing activities	(517,705)	(385,834)
Net increase (decrease) in cash and equivalents	(1,724,598)	246,004
Cash and equivalents at beginning of period	2,179,887	211,449
Cash and equivalents at end of period	$ 455,289	$ 457,453

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

     On June 30, 2003, the Company restructured its debt, see Note 6. Under the terms of the restructuring payments of principal and interest were suspended until October, 2004 or later. From December 31, 2003 to September 30, 2004 the Company added $914,772 of interest to principal. Beginning in October of 2004, the Company will resume interest payments and beginning in November 2004 and April 2005, resume payments of principal. Interest payments over the next twelve months on the Company's long-term debt will be approximately $1.2 million and principal payments will be approximately $1.25 million. Cash flow projections for the next twelve months indicate that the Company will generate sufficient cash to meet its long-term debt service obligations. Management has projected revenues of $75 million and earnings before interest, income tax, depreciation and amortization of $4.1 million. To improve cash flow over the next twelve months the Company plans to continue a national marketing effort shifting emphasis from direct marketing to a less expensive media driven advertising model thereby realizing significant cost savings. In October, 2004, the Company consolidated a call center in Orange County California with another call center in San Diego California realizing a significant annual cost savings. In addition to the projected improved revenues the Company over the next twelve months, the Company has projected significant cost savings in 2005 over 2004 because of

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

2. Operating Results and Cash Flow (continued)

(i) the expiration of building leases on two of its discontinued operations which will result in savings of approximately $600,000 (ii) consolidation of California call center $300,000 (iii) continued centralization of administrative and accounting functions $300,000.

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

     Income tax expense of $19,762, in the nine month period ending September 30, 2004, and $28,711 for the nine month period ending September 30, 2003 represents cash paid for state income tax liabilities.

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

     During the third quarter of 2004, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $10.0 million, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $10.0 million impairment charge reduces the carrying value of goodwill at the retail segment. The $10.0 million charge at the retail segment reflects the segment's lower than expected performance. The impairment charges are non-cash in nature and do not affect the Company's liquidity. No tax benefit was recorded in association with the impairment of goodwill since management determined, consistent with its treatment of net operating loss carry forwards, it is more likely than not that such tax benefits will not be realized.

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

A reconciliation of income (loss) attributable to common stockholders used in computing the per share amounts for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Income (loss)	$ 292,264	$(9,580,418)	$(994,113)	$(10,465,163)
Preferred stock dividends, net of benefit of redemption	-	__ __-	323,506	-
Income (loss) attributable to common stockholders	$ 292,264	$(9,580,418)	$(670,607)	$(10,465,163)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss):
As reported	$ 292,264	$(9,580,418)	$ (994,113)	$(10,465,163)
Pro forma	271,565	(9,597,444)	(1,056,377)	(10,491,678)
Net income (loss) attributable to common stockholders:
As reported	292,264	(9,580,418)	(670,607)	(10,465,163)
Pro forma	271,565	(9,597,444)	(732,871)	(10,491,678)
Basic and diluted income (loss) per common share:
Basic, As reported	$ .03	$ (1.04)	$ (.07)	$ (1.14)
Diluted, As reported	.03	(1.04)	(.07)	(1.14)
Basic, Pro forma	.03	(1.04)	(.08)	(1.14)
Diluted, Pro forma	.03	(1.04)	(.08)	(1.14)

The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

2004
Interest rate	3.93
Dividends	-
Expected volatility	99%
Expected life in years	5

Management awarded 94,336 stock options previously authorized by the Board of Directors to key officers and employees during the third quarter of 2004 with a grant date of July 28, 2004 at a strike price of $.35 per share.

6. Long-term Debt and Mandatorily Redeemable Preferred Stock

On June 30, 2003, the Company restructured its long-term debt and preferred stock. GE Equity holds Series A debt, Series C debt and other subordinated debt. Under the restructuring agreements, GE Equity reduced the interest rate on both series of debt from 10% to 8% and from 12% to 8% on the subordinated debt. Additionally, GE Equity converted $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through March 22, 2013 and were determined to

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

6. Long-term Debt and Mandatorily Redeemable Preferred Stock (Continued)

have a fair value of $204,000. ThermoView's debt maturities were extended by two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

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

     Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The only covenant measurement at June 30, 2004 was an EBITDA level of $800,000 and the Company satisfied this EBITDA covenant at that measurement date. The second measurement date of September 30, 2004 required the Company to achieve a nine month trailing EBITDA level (GE agreed in the calculation of EBITDA to exclude the $10 million impairment to goodwill charge) of $2.0 million as well as a fixed charge coverage ratio of 1.0 to 1.0 and a current ratio of 1.0 to 1.0, excluding current portion of long-term debt from current liabilities. The Company has satisfied the covenant requirements as of September 30, 2004.

     With respect to the classification of debt as non-current, we had an oral agreement with our lender prior to our calendar year-end that our lender would revise covenants to enable us to comply with less restrictive covenants. Subsequent to year-end, our lender executed written amended covenants effective December 31, 2003 that enabled us to comply as of December 31, 2003 and in future quarters, assuming achievement of the forecast. Under the revised covenants, we did not have any compliance requirements for the first quarter of 2004. For the remaining quarters of 2004, covenants were less restrictive than in prior agreements. We satisfied the less restrictive covenants in the second and third quarters of 2004. Our forecasts for 2004 and 2005 indicate that it is reasonably possible the Company will meet covenant requirements in future periods. Accordingly, we continue to classify the debt as non-current; however, if we do not meet our debt covenant in future periods, the lender could call the debt, and the debt would be classified as a current liability.

     The holder of $1.2 million of notes in connection with obligations related to guarantors of a bank revolving line of credit also agreed to extend the due date of the notes from June 2004 to September 30, 2006.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

6. Long-term Debt and Mandatorily Redeemable Preferred Stock (Continued)

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

7. Segment Information

     For the three month periods ended September 30, 2003 and 2004, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

7. Segment Information (Continued)

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

Segment information for the three months and nine months ended September 30 was as follows:

For the three months ended September 30, 2003	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$1,653,051	$17,654,257	$ -	$19,307,308
Intersegment revenues	294,010	-	-	294,010
Income (loss) from operations	293,606	1,406,393	(620,262)	1,079,737
Total assets	3,826,398	35,244,869	890,243	39,961,510

For the three months ended September 30, 2004	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$2,206,415	$15,941,206	$56,752	$18,204,373
Intersegment revenues	519,589	-	-	519,589
Impairment of goodwill	-	(10,000,000)	-	(10,000,000)
Income (loss) from operations	261,686	(8,612,687)	(613,608)	(8,964,609)
Total assets	4,348,211	25,705,181	2,255,398	32,308,790

For the nine months ended September 30, 2003	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$3,984,235	$49,628,941	$ -	$53,613,176
Intersegment revenues	680,711	-	-	680,711
Unusual credit-gain on conversion of debt to warrants	-	-	796,000	796,000
Income (loss) from operations	289,517	2,144,716	(1,260,653)	1,173,580

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

7. Segment Information (Continued)

For the nine months ended September 30, 2004	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$5,255,457	$46,688,781	$210,039	$52,154,277
Intersegment revenues	1,754,945	-	-	1,754,945
Impairment of goodwill	-	(10,000,000)	-	(10,000,000)
Income (loss) from operations	398,176	(7,353,067)	(1,526,222)	(8,481,113)

8. Contingencies and Commitments

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($187,500 through September 30, 2004). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView has made and shall continue to make payments of $50,000 monthly for the months of July through December, 2003 and 2004 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond. At September 30, 2004, $630,000 is included on the accompanying balance sheet as other assets, restricted cash. Management

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

8. Contingencies and Commitments (Continued)

believes that the outcome of this litigation will be in favor of the company and should be concluded in less than twelve months. Further, in the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes on a pro-rata basis. Management has presented the sinking fund as other assets, restricted cash. In consideration for the supercedeas bond agreement, ThermoView agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond and has granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. On October 8, 2004, the Kentucky Court of Appeals issued a four-page 3-0 decision in favor of ThermoView, reversing the trial court. The Kentucky Court of Appeals agreed with ThermoView that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision. ThermoView will timely respond to this request. This matter will not be final until Clemmons exhausts all of his opportunities to seek review. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that the Company has recorded adequate liabilities on its balance sheet as of September 30, 2004. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on cash flow and our financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against the company, Mr. Maxwell would likely pursue the identical action against the Company and the other $500,000, plus interest, guaranteed by Maxwell could become payable by the Company without any sinking fund as set aside for the Clemmens guarantee.

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

     In March 2000, the Company entered into a license agreement with Research Frontiers Incorporated (Research Frontiers), a Delaware corporation with headquarters located in Woodbury, New York, for the non-exclusive rights to market windows which utilize variable light transmission technology developed by Research Frontiers. The agreement provides for the payment of a royalty of 5% of the net selling price of the licensed products as defined in the agreement to Research Frontiers for products sold by the Company that incorporate such technology. Additionally, the Company has agreed to pay to Research Frontiers an annual minimum royalty. On December 31, 2003, the Company amended the agreement to reflect the following schedule of annual minimum royalties: $75,000 in 2003, zero in 2004, $35,000 in 2005 and

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

8. Contingencies and Commitments (Continued)

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

EXPLANATORY NOTE

We are amending Part I Financial Information, Item 1, Financial Statements--Condensed Consolidated Balance Sheets; Part I Financial Information--Notes to Condensed Consolidated Financial Statements, Note 8, Contingencies and Commitments; Part I Financial Information, Item 2, Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Liquidity and Capital Resources of its Form 10-Q for the quarterly period ended September 30, 2004; and Part II Other Information, Item 1, Legal Proceedings. This amended Form 10-Q moves restricted cash of $630,000 as of September 30, 2004 and $300,000 as of December 31, 2003, from current assets to other assets and also includes additional discussions regarding accounts receivable and inventory balances. We filed the amendment in response to comments we received from the Securities and Exchange Commission.

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

--

Since undertaking its roll-up activities the company has consistently been unprofitable and had difficulty meeting its obligations to its lenders. Management has worked hard to stabilize sales, reduce costs and simplify the company's capitalization. Management believes that it has successfully stabilized its sales and has positioned the company to continue to meet its financing obligations, as it did successfully throughout 2004.

--	We plan to introduce, in early 2005, a new Compozit window of our own design and continue to explore the market for enhanced products to expand the market areas of our existing retail subsidiaries.

--

We continue to assist our customers in obtaining financing for about 36% of our sales. We have negotiated economically beneficial strategic alliances with unaffiliated third parties that provide financing to our customers. We pre-approve the customer financing with the third party lenders, and we assign the loan to the third party lender on a non-recourse basis.

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

Historical Results Of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
	(In thousands)
Revenues	$ 19,307	$ 18,204	$ 53,613	$ 52,154

Cost of revenues earned	9,723	9,230	27,424	26,847

Gross profit	9,584	8,975	26,189	25,307

Selling, general and administrative expenses	8,299	7,735	25,182	23,117
Unusual credit - gain on conversion of debt to warrants	-	-	(796)	-
Impairment of goodwill	-	10,000	-	10,000
Depreciation expense	192	201	606	642
Amortization expense	13	3	23	29

Income from operations	1,080	(8,965)	1,174	(8,481)

Equity in earnings (loss) of joint venture	4	(13)	(42)	(17)
Interest expense	(594)	(433)	(1,933)	(1,498)
Interest expense on mandatory redeemable preferred	(167)	(159)	(167)	(463)
Interest income	4	4	21	14

Income (loss) before income taxes	327	(9,566)	(947)	(10,445)

Income tax expense (benefit)	35	15	47	20
Income (loss) before cumulative effect of an accounting change	292	(9,581)	(994)	(10,465)
Net income (loss)	292	(9,581)	(994)	(10,465)
Cumulative effect of an accounting change-charge for impairment of goodwill	-	-	-	-
Less non-cash Series D and E preferred stock dividends	-	-	(472)	-
Net income (loss)	292	(9,581)	(994)	(10,465)
Plus benefit of Series D preferred stock redemption	-	-	796	-
Less non-cash Series D and E preferred stock dividends	-	-	(472)	-
Net income (loss) attributable to common stockholders	$ 292	$ (9,581)	$ (671)	$(10,465)

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

     Starting July 1, 2003, we began to report dividends on mandatorily redeemable preferred stock as interest expense (see Note 5 for effect of Statement 150). For the quarter ended September 30, 2004, interest expense on mandatorily redeemable preferred was $159,253, as compared to $167,290 for the same period in 2003.

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

     At the end of each of the first three quarters of 2004, accounts receivable balances, as a percentage of revenue, compared to the same period in 2003, increased approximately six percent. We are aware of the increase in our accounts receivable balances and we have studied the issue and we believe the causes are related to the following; (i) turnover in personnel at key positions in the accounting department at the corporate and subsidiary level causing a reduction in experienced and trained personnel in the accounts receivable collection area and therefore collections are not getting the needed resources to keep receivables as current as possible (ii) in each quarter in 2004, as compared to the prior year, we completed a larger volume of jobs at or near the end of the quarter resulting in higher receivable balances for that period (iii) customer financing sources are trending towards more secured financing contracts, which takes more time than traditional unsecured financing and therefore the receivable may be outstanding for a longer period of time resulting in higher receivable balances; the trend towards secured financing is caused in part by a deterioration of credit scores since the 2003 economic slowdown and the lower interest rates on second mortgage loans.

     Our inventory turnover ratio has changed from approximately two and one-half to approximately two during the first three quarters of 2004 compared to the same period last year. The increase in our inventory balances, 2004 compared to 2003, approximates $200,000 for the first quarter, $350,000 for the second quarter and $475,000 for the third quarter. Almost all of this increase is attributable to our North Dakota manufacturing subsidiary. This increase in inventory at the North Dakota manufacturing subsidiary is caused by a higher volume of windows being manufactured in North Dakota coupled with a change in our supplier of lineal extrusions, both vinyl and Compozit. We have produced approximately 17% more windows year to date in 2004 over the same period in 2003, which is approximately $1,000,000 more in sales. In January 2004, our California and Arizona locations switched window suppliers from a third party supplier to our own North Dakota manufacturer, resulting in the increased production and sales. In addition to more window sales we are now buying our extrusions from our joint venture partner in Canada, RoyCom Limited, who requires our manufacturing subsidiary to buy in larger quantities with longer lead times between order date and shipping date. These two issues force our manufacturing facility to carry higher levels of inventory.

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

     If we have an adverse determination in the Nelson E. Clemmens' litigation, that adverse determination could negatively affect our cash flow. An adverse judgment could require us to pay $500,000 plus 10% interest accrued from January 1, 2001 until paid. We have recorded $500,000 as long-term debt on our balance sheet, and have accrued interest amounting to $187,500 through September 30, 2004. We have deposited, as of September 30, 2004, $630,000 in a sinking fund, held by GE Capital as security for a $690,000 supercedeas bond with the Jefferson (Kentucky) Circuit Court to prevent Clemmens from enforcing any judgment awarded to him. In the event of an adverse final determination, the sinking fund would satisfy substantially all of the obligation to Clemmens and not negatively impact our cash flow or financial position. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect cash flow and our financial position primarily because of the likelihood that Douglas Maxwell would pursue the identical action against us for the $500,000, plus interest, he claims that we owe him.

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

     Under terms of the restructured debt agreements, ThermoView must achieve certain quarterly and/or trailing twelve month EBITDA levels as well as fixed charge coverage ratios and current asset to current liability ratios. The only covenant measurement at June 30, 2004 was an EBITDA level of $800,000 and we satisfied this EBITDA covenant at that measurement date. The second measurement date of September 30, 2004 required us to achieve a nine month trailing EBITDA level of $2.0 million as well as a fixed charge coverage ratio of 1.0 to 1.0 and current ratio of 1.0 to 1.0, excluding current portion of long-term debt from current liabilities. We have satisfied all of the measurement requirements as of September 30, 2004 and are in compliance with all of the lender's covenant requirements.

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

     Beginning in October of 2004, we will resume interest payments and beginning in November 2004 and April 2005, resume payments of principal. Interest payments over the next twelve months on our long-term debt will be approximately $1.2 million and principal payments will be approximately $1.25 million. Cash flow forecasts for the next twelve months indicate that we will generate sufficient cash to meet its long-term debt service obligations. Management has forecasted revenues of $75 million and earnings before interest, income tax, depreciation and amortization of $4.1 million. To improve cash flow over the next twelve months we plan to continue a national marketing effort shifting emphasis from direct marketing to a less expensive media driven advertising model thereby realizing significant cost savings. In October, 2004, we consolidated a call center in Orange County California with another call center in San Diego California realizing a significant annual cost savings. In addition to the forecasted improved revenues over the next twelve months, we have forecasted significant cost savings in 2005 over 2004 because of (i) the expiration of building leases on two of its discontinued operations which will result in savings of approximately $600,000 (ii) consolidation of California call center $300,000 (iii) continued centralization of administrative and accounting functions $300,000.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against ThermoView alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to ThermoView's previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, ThermoView reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Following the initial discovery phase, Clemmens sought a judicial determination that ThermoView's March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. On September 30, 2002, the Jefferson Circuit Court issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling. On February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to ThermoView and awarded judgment to Clemmens against ThermoView. ThermoView sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final appealable judgment which allowed Clemmens to seek collection against ThermoView for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($137,500 through September 30, 2003). On May 19, 2003, ThermoView appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003, ThermoView, with the guarantee of GE Capital Equity, posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, ThermoView entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, ThermoView has made payments of $50,000 monthly for the months of July through December, 2003 and $30,000 monthly during the months January through June, 2004 until the balance of the sinking fund is equal to the face amount of the bond. At September 30, 2004, $630,000 is included on the accompanying balance sheet in other assets, restricted cash. In consideration for the agreement, ThermoView agreed to pay to GE Capital Equity Investments a fee of 2.5% of the face amount of the bond upon issuance and granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. In the event that ThermoView prevails upon the appeal and no amounts are drawn upon the bond, the balance of the sinking fund will be applied to the Series A and B notes of ThermoView on a pro-rata basis. On October 8, 2004, a three-judge panel of the Kentucky Court of Appeals issued a unanimous decision in favor of ThermoView, reversing the trial court. The Kentucky Court of Appeals agreed with ThermoView that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision. ThermoView will timely respond to this request. This matter will not be final until Clemmens exhausts his opportunities to seek review. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that ThermoView has recorded adequate liabilities on its balance sheet as of September 30, 2004. While ThermoView believes that the ultimate resolution of this Clemmens' matter on appeal will be favorable to ThermoView, an adverse final determination of our position regarding this matter could have a material adverse effect on operations, cash flow and our financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against ThermoView, Mr. Maxwell would likely pursue the identical action against ThermoView and the other $500,000, plus interest, guaranteed by Maxwell could become payable by ThermoView without any sinking fund as currently set aside for the Clemmens guarantee.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     In the third quarter of 2004, we executed two leases. On or about September 2, 2004, we executed a three-year lease with unaffiliated third parties commencing November 1, 2004 for 9,650 square feet at 3025 S. 48th Street, Suite 101, in Tempe, Arizona. Rental payments for the first year will equal $4,528.28 per month. This space houses all of our operations for ThermoView California in the Phoenix area and replaces our previously leased premises.

     On or about September 27, 2004, we executed a one-year lease with unaffiliated third parties which commences February 1, 2005 for 11,053 square feet 8445 Camino Santa Fe, Suites 102, 103, 104 and 105, in San Diego, California. Rental payments will equal $13,263.60 per month. This space will house our operations for ThermoView California in the San Diego area and will replace our previously leased premises in the same commercial complex.

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ThermoView Industries, Inc.

Date: March 31, 2005	By: /s/ Charles L. Smith
Charles L. Smith,
Chief Executive Officer
(principal executive officer)

Date: March 31, 2005	By: /s/ David A. Anderson
David A. Anderson,
Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

10.1	--

Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated June 2, 2004, by and between Henry A. Rose and Michael Rosenthal, Executor, and ThermoView Industries, Inc., is incorporated by reference herein to Exhibit 10.1 of the Registrant's report on Form 10-Q for the period ended September 30, 2004, as filed on November 22, 2004.

10.2	--

Lease, dated September 27, 2004, by and between RREEF America REIT II Corp. JJ and ThermoView Industries, Inc., is incorporated by reference herein to Exhibit 10.2 of the Registrant's report on Form 10-Q for the period ended September 30, 2004, as filed on November 22, 2004.

10.3	--	Audit Committee Charter, is incorporated by reference herein to Exhibit 10.3 of the Registrant's report on Form 10-Q for the period ended September 30, 2004, as filed on November 22, 2004.
31.1	--	Rule 13a-14(a) Certification of Charles L. Smith for the Form 10-Q for the quarter ended September 30, 2004.
31.2	--	Rule 13a-14(a) Certification of David A. Anderson for the Form 10-Q for the quarter ended September 30, 2004.
32.1	--	18 U.S.C. Section 1350 Certifications of Charles L. Smith and David A. Anderson for the Form 10-Q for the quarter ended September 30, 2004.
99.1	--

News Release of ThermoView Industries, Inc. announcing third quarter financial results dated November 15, 2004, is incorporated by reference herein to Exhibit 99.1 of the Registrant's report on Form 10-Q for the period ended September 30, 2004, as filed on November 22, 2004..