Form 10-K
period 2004-12-31
THERMOVIEW INDUSTRIES INC
filed 2005-04-05
CIK 1083753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-K
_______________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b.2 of the Act). Yes [ ] No [X]

Based upon the June 30, 2004 American Stock Exchange closing price of $.39 per share, the aggregate market value of the Registrant's outstanding common stock, $.001 par value, held by non-affiliates was approximately $3.1 million.

As of March 30, 2005, 8,638,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement to be delivered to security holders for the 2005 annual meeting of stockholders to be held on May 18, 2005, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

PART I

Item 1. Business

Overview

     We design, manufacture, sell and install custom vinyl replacement windows for residential and commercial customers. We also sell and install replacement doors, textured coatings, vinyl and steel siding, patio decks, patio enclosures, cabinet refacings, and bathroom and kitchen remodeling products, as well as residential roofing.

     In April 1998, we acquired Thermo-Tilt Window Company, which was established in 1987. Since that time, we have acquired 12 retail and manufacturing businesses which had been in operation an average of approximately 11 years. During 2000, we closed two manufacturing businesses, the finance business and one retail business. At December 31, 2004, we had 834 full-time and 91 part-time employees. We had facilities in 11 states, primarily in the Midwest and southern California, and conduct business in 24 states. For calendar 2003, we generated consolidated revenues of approximately $70 million, and for calendar 2004, we generated consolidated revenues of approximately $69 million.

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

--

In October 2001, we formed a joint venture with Royal Group Technologies Limited, headquartered in Ontario, Canada, to manufacture leading edge thermoplastic extrusions. The Compozit extrusions are stronger than vinyl, withstand weather and climate extremes, are impact resistant and can be produced in many colors. The joint venture's revenue approximated $2.9 million in 2003 and $3.2 million in 2004. We own 40% of the joint venture operation.

--	We plan to introduce new or enhanced products and expand the market areas of our existing retail subsidiaries.

--

Since we continue to assist our customers in obtaining financing for about 38% of our sales, we intend to explore economically beneficial strategic alliances with the companies that provide financing to our customers.

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

The Replacement Window Industry

     Sales of replacement windows have experienced substantial growth in recent years. Three basic categories of windows comprise the replacement window market: vinyl, wood and aluminum. We believe that vinyl windows require less maintenance and are more durable than either wood or aluminum windows and they provide greater energy efficiency than aluminum windows. Since prices for vinyl windows have become more competitive with wood window prices and the durability and energy efficiency of vinyl windows have improved, the demand for vinyl windows has significantly increased in recent years. Today, vinyl windows are the most popular replacement window. We believe that factors driving demand in the replacement window industry include:

--	the aging existing housing stock;

--	job and wage growth;

--	consumer confidence levels;

--	consumer credit conditions;

--	interest rates;

--	rise in residential property values;

--	demographic trends;

--	population migration between urban and suburban areas; and

--	demand for maintenance free products.

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

Merchandising

     Replacement Windows. We offer three lines of custom-made replacement vinyl windows. We previously offered four lines but have discontinued using the Thermal Industries window. Each of our lines consists of a broad range of window options including casement, awning, bay, bow, double hung, garden, and slider replacement windows. We offer the Barricade, Thermal Line, and Great Lakes lines of windows tailored to fit the various remodeling and financial needs of our customers. Our customers will generally spend in the range of $3,000 to $18,000 for an installed product depending upon the size of the residence.

     Barricade Window. This line consists of our most expensive window products. We design and Winchester Industries, Inc., in Saltsburg, Pennsylvania, manufactures this line of replacement windows for energy performance, strength, security and low maintenance. The windows offer welded vinyl frames reinforced with aluminum for added strength, and with one inch triple insulated glass with low-emissivity, Low-E coatings to reduce heat radiation through the glass and double steel cam locks for security. Our Primax, Rolox and Thermo-Shield subsidiaries utilize the Barricade window. In January, 2005 Thomas Construction, Inc. began purchasing the Barricade window.

     Thermal Line Window. Thermal Line is our sole manufacturing subsidiary located in Mandan, North Dakota. We design and Thermal Line manufactures this line for high performance at an affordable cost. A component of this line of replacement windows is Compozit, a vinyl substitute, which increases strength without the cost of aluminum reinforcement. The use of Compozit also permits the use of dark colors in extreme heat. The Compozit components used to manufacture these windows are being purchased from our joint venture extrusion operation. This line of replacement windows contains double insulated glass and Low-E coatings. Approximately 34% of Thermal Line's sales are to ThermoView subsidiaries with the balance sold to external customers. Thermal Line has been the sole supplier of vinyl and Compozit windows to Leingang Siding and Windows, Inc. of Mandan, North Dakota, and had not sold windows to other ThermoView subsidiaries until January 2004 when they began selling windows to ThermoView of California.

     Great Lakes Window. Great Lakes, owned by Caxton-Iseman Capital, is one of the world's largest producers of custom-made replacement windows. Great Lakes, located in Toledo, Ohio, manufactures a diverse line of replacement products including bay windows, bow windows, garden windows and extra heavy duty patio doors with special enhanced insulating features available. Great Lakes is noted for its innovative approach to product development. Thomas Construction has been designing, selling and installing Great Lakes' top of the line UNIFRAME product line. In January, 2005, Thomas moved away from the Great Lakes product and began selling Barricade windows.

     Compozit Window System. Thermal Line Window, Inc., our wholly owned manufacturing subsidiary in North Dakota, has been producing windows made from a climate-resistant composite resin material for over fifteen years. During this time, Thermal Line has been supplying our North Dakota and South Dakota locations with this superior window product and as of the first of 2004, Thermal Line has been supplying our California and Arizona locations also. In addition, Thermal Line has a very dedicated base of unaffiliated home improvement dealers in fourteen states who have had success in marketing this window product.

     In January 2002, we selected Winchester Industries, Inc. and Thermal Line Window, Inc. to design and build a new line of windows incorporating the climate-resistant composite resin material. We currently purchase the extrusions used to manufacture Compozit windows from our joint venture extrusion operation in Canada. We expected to begin manufacturing this new line of windows in late spring of 2004 but due to design and fabrication difficulties, short supply and rising prices of the composite resins, which we believe is a short term problem, we have placed on hold the production of the new Compozit window. We are now researching the possibility of expanding the distribution of the Thermal Line Compozit window to the balance of our retail locations with Winchester Industries, Inc. to manufacture the window.

Our windows offer the following features:

     Energy Efficiency. One characteristic of our windows is their insulating qualities. Double and triple-pane glass provides the R-values and U-values, measures of insulation for end-users. With regard to this double and triple-pane glass, we incorporate state-of-the-art Low-E coatings. Low-E coatings allow the passage of light but selectively block infrared radiation. As a result, less heat escapes on cold days, and less heat enters on warm days. We further increase the insulation value of our windows by sandwiching a layer of argon, krypton and sulfur hexafluoride gas mixture between panes of glass.

     High Quality Frames. Our windows incorporate fusion-welded corners, and our Barricade line includes an internal aluminum support system. This structure enhances the durability of the windows and prevents warping problems.

Custom Design. We custom design windows in varying dimensions. This process involves the retro-fitting of existing homes with custom-made, energy efficient, vinyl windows.

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

--	The steel doors range in price from $750 to $3,000 per door as installed depending upon the styles, hardware and art-glass options and wood grain finishings chosen.

--	The sliding glass doors range in price from $1,500 to $3,000 per door as installed.

     Energy Efficiency, Design, And Installation. Our sliding glass doors and insulated steel doors that contain glass have the same energy efficiency characteristics as our vinyl replacement windows. We custom design and install our sliding glass doors and insulated steel doors in a similar fashion to our vinyl replacement windows.

     Home Textured Coatings. We offer home textured coatings for residential use, the cost of which ranges approximately from $8,000 to $22,000 per residence as installed. Home textured coating is a paint and service that usually takes seven days to complete. The process involves four coats of primer and two finish coats, together with a trenching operation to prevent ground moisture penetration and patching and repairs of the surface to be coated.

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

Cabinet Refacings. We offer kitchen cabinet refacings in a number of designs that range in cost to our customer from $4,000 to $15,000 per kitchen as installed and generally take one day to complete.

     Kitchen and Bathroom Remodeling. We offer kitchen and bathroom remodeling through four of our subsidiaries. We estimate the cost to our customer for kitchen remodeling to range from $3,000 to $40,000. Generally, remodeling takes one week to complete. We charge our customers for bathroom remodeling from $3,000 to $8,000 per residence as installed.

     Patio Decks and Patio Enclosures. We offer patio decks and patio enclosures with single or double-pane glass as a less expensive alternative to room additions. Most sales involve single-pane glass together with a modular roof. Generally, installation takes three days, and the cost to our customer ranges from $8,000 to $20,000 as installed depending on the size and options chosen.

Retail Businesses. ThermoView's retail segment consists of the following businesses:

     Thomas Construction, Inc. Thomas Construction, Inc., founded in 1981 and headquartered in Earth City, Missouri, designs, sells and installs replacement windows, siding, patio enclosures, kitchen and bathroom remodeling, roofing and various other home improvement products in Illinois and Missouri. Thomas had 423 full and part-time employees as of December 31, 2004. Stephen C. Townzen, an employee of the business for 18 years, manages its operations.

     ThermoView Industries, Inc., of California. (formerly Five Star Builders now combined with American Home Remodeling, Inc.) ThermoView of California, founded in 1992 and headquartered in San Diego, California, designs, sells and installs replacement windows, siding, kitchen and bathroom remodeling, textured exterior coatings, and various other home improvement products in California and Arizona. ThermoView of California had 136 full and part-time employees as of December 31, 2004. George Jenkins, Executive Vice President of Sales Development, is currently managing the operations in California.

     Primax Window Company. Primax Window Company, founded in 1981 and headquartered in Louisville, Kentucky, sells and installs replacement windows, doors, siding as well as bathroom remodeling in Illinois, Indiana, Kentucky, Missouri, Ohio and Tennessee. Commencing January 1, 2004, we divided Primax into two divisions. Joe Beisler manages the East Division covering Louisville and Lexington, Kentucky, and Cincinnati, Ohio, and Doug Miles manages the West Division covering middle to southern Illinois, portions of St. Louis, Missouri and Henderson, Kentucky. Joe Beisler has been in the business for 19 years, and Doug Miles 21 years. Primax, including the integrated businesses, had 142 full and part-time employees as of December 31, 2004.

     The Thermo-Shield Companies. Thermo-Shield, founded in 1984, was headquartered in Wheeling, Illinois. In 2004, we closed the Wheeling location and opened two new streamlined retail showroom locations in Peoria, Illinois and Paducah, Kentucky. These showrooms were opened in conjunction with our new growth strategy labeled the "Model THV" initiative. The new streamlined model requires only two employees at each location. Accordingly, Thermo-Shield had 4 full-time employees at December 31, 2004. ThermoView's corporate office is currently providing management oversight for this operation.

     The Rolox Companies. The Rolox Companies, founded in 1973 and headquartered in Grandview, Missouri, sell and install vinyl replacement windows, steel doors, siding and bathroom remodeling in Iowa, Kansas, Missouri, Nebraska, Oklahoma, and Tennessee. Rolox had 89 full and part-time employees as of December 31, 2004. Robert L. Cox II has been in the business for 20 years and manages its operations.

     Leingang Siding And Window, Inc. Leingang Siding and Window, Inc., founded in 1991 and headquartered in Mandan, North Dakota, sells and installs quality remodeling products such as premium replacement windows, steel, vinyl and seamless steel siding, asphalt and cedar roofs, soffit and fascia, doors, awnings, seamless gutters, cabinet refacing and bathtub liners in North Dakota and South Dakota. Leingang had 59 full and part-time employees as of December 31, 2004. John Frohlich, an employee of the business for 19 years, manages its operations.

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

     Low-Tech Manufacturing Process. The process of manufacturing custom replacement windows consists of measuring, cutting and assembling glass and extruded vinyl "lineal" components to create windows that match customer specifications. For those windows that we continue to manufacture in our own facility, we have invested in sophisticated machinery to create an assembly line environment designed to further automate the production process. A summary of the assembly of a vinyl replacement window is as follows:

--	we receive orders from customers and enter the desired dimensions of the windows into a computer;

--

through the use of a proprietary computer program, we map the dimensions of multiple windows onto a large sheet of glass in the configuration that will maximize the number of windows to be cut from each sheet, thereby minimizing waste;

--	once the glass is cut, we wash it and coat the edges with an insulating material that will separate the two or three layers of glass panes and create the desired air-tight seal around the window;

--	while cutting the glass, another procedure measures and cuts vinyl "lineals" according to the specifications of the window types and dimensions required by the order;

--	the cut and processed lineals then move to a welding area, where we weld the four sides together and complete any final fabricating attachments;

--	we then send the completed sash to the glass insertion area, where we insert the window panes into the proper sash units; and

--	all of the major components of the window arrive at the final assembly area concurrently to produce the finished product.

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

Manufacturing Businesses. ThermoView's sole manufacturing subsidiary is Thermal Line Windows, Inc.

     Thermal Line Windows, Inc., formerly Thermal Line Windows, L.L.P., founded in 1984 and headquartered in Mandan, North Dakota, manufactures Compozit replacement and new construction windows and doors for residential and commercial use for sale in Colorado, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. Thermal Line Windows, Inc. had 56 full and part-time employees as of December 31, 2004. Brad Bushaw, an employee of the business for 11 years, manages its operations. Approximately 34% of Thermal Line's sales are to ThermoView subsidiaries with the balance being to external customers.

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

     Advertising.  We generally give all subsidiaries discretion to choose the most effective form of advertising for its geographic market.  Each subsidiary can advertise locally or take advantage of our national advertising program, with the objective of achieving the most effective use of each subsidiary's advertising budget. The corporate consulting group monitors Budgets monthly and makes modifications and recommendations in order to ensure effective communications to our customers as well as maximize lead generation and company recognition for each execution.

     We utilize a number of methods to create opportunities for direct contact with potential customers, including renting space at local fairs and manning kiosks in shopping malls.  Other advertising and promotion media used to acquire bona-fide sales leads include direct mail, television spots, radio, newspaper ads and inserts, ads in home lifestyle magazines, internet-based advertising, neighborhood canvassing and telemarketing.

     While the form of media may vary, each advertising message carries an attractive offer to homeowners who may be considering a home improvement. The offer can include an opportunity to enter our Home Improvement Sweepstakes, discounts on selected home improvement projects if purchased during a specific time frame, customer financing and seasonal savings.

     Telemarketing.  A majority of our retail subsidiaries solicit customers through an internally-managed telemarketing system.  Through the use of predictive dialing systems (an automated system that calls multiple phone numbers and directs those calls to operators), we have increased efficiency while reducing the costs associated with telemarketing.  Special care is taken to politely provide helpful information about our products and services to homeowners when telemarketing. We utilize specific routines and proven practices to stay in compliance with national and state do-not-call laws. Due to the strict enforcement of do-not-call laws in 2003 and 2004, we anticipate reduced focus on telemarketing.

     In-Home Demonstration.  When a sales representative receives an expression of interest from a potential customer, he or she will then arrange for an in-home demonstration at the customer's residence.  We have developed a standard list of procedures for in-home sales presentations, which features a free, no-obligation design and estimate of the work being considered by the homeowner.  Furthermore, we teach our sales staff that they have limited discretion to negotiate on price.  We pay our sales staff solely on a commission basis to provide for maximum incentives.

Customer Payment

     As of December 31, 2004 for approximately 62% of our sales, customers pay in cash upon completion of installation of our products. For the remaining 38% of sales, customers pay for the products under installment or conditional sales contracts with unaffiliated local and national financial institutions. In these sales, a customer contracts to pay the retail sales price, plus a finance charge, in equal installments over a predetermined period of time. A security interest or chattel mortgage collateralizes the purchased goods. We execute the customer contracts and then assign all of these contracts to unaffiliated local and national financial institutions, in return for the cash sales price of the products involved, upon execution of a certificate of completion by a customer after completion of installation.

Competition

     Vinyl Replacement Windows and Doors. The vinyl replacement window and door industry is highly competitive. The industry is significantly fragmented at both the manufacturing level and at the retail level. Most of our retail competitors are smaller than us and consist of small contractors and construction companies as well as installed product programs at local wholesalers and lumber yards. We also compete with larger home improvement chain store operations such as Home Depot, Lowes and Scotty's. These stores, which usually sell windows with limited warranties and without in-house installation services, have significantly greater financial and operating resources and greater name recognition than we have. Additional competitors include Champion Windows, Pacesetters and the Sears Group.

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

Intellectual Property

     We do not have any material patents related to our products. Two of our subsidiaries have sales and installation processes that they consider trade secrets. These subsidiaries protect these trade secrets by requiring their employees to enter into confidentiality agreements. We have filed for a trademark with the U.S. Patent and Trademark Office under the names "THV", "THV: America's Home Improvement Company", and "NuBath."

Employees

     As of December 31, 2004 we had 925 full and part-time employees. With the exception of the assembly line employees of Thermal Line Windows, none of our employees are subject to a collective bargaining agreement. Thirteen of the assembly employees at Thermal Line are members of the United Steel Workers of America, and are working under a one-year contract that expires April 30, 2005. We have never experienced a work stoppage, and we consider our relations with our employees to be satisfactory.

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

FORWARD-LOOKING STATEMENTS

     Some of the statements under "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve risks and uncertainties about ThermoView and its business, including, among other things:

--	the successful implementation of our business plan and growth including access to adequate capital;

--	our ability to successfully integrate our past acquisitions; and

--	anticipated economic and demographic trends affecting the replacement window industry generally and our business in particular.

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

Our debt documents impose restrictions on us and limit our operations

     Our debt requires us to comply with affirmative and negative covenants. We must maintain various financial ratios and our lenders may restrict us from incurring other debt. We cannot pay dividends on our common stock while our debt is outstanding. We are also subject to other restrictions, including restrictions pertaining to additional borrowings, significant corporate transactions and management changes. In the past, and most recently in March, June and December 2003, December 2004 and March 2005, we have had our lenders waive our non-compliance with covenants and, in some instances, adjust the covenants to avoid future non-compliance. We may require lender waivers in the future. However, we cannot assure that lenders will grant any future waiver requests.

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

Our inability to refinance a portion of our debt could increase our expenses

     The majority of our long-term debt is due in June of 2006. Because of the amount of the debt and declining revenues, our independent accountants have issued a going concern opinion. If we are unable to restructure the due date of this debt prior to June 2005, the debt would be considered as a current obligation for financial reporting purposes. We do not have the ability to satisfy the outstanding indebtedness by June 2006. The issuance of this going concern opinion from our independent accountants may cause third party lenders to become unwilling to provide financing.

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

--	have the effect of delaying, deferring or preventing a change of control of ThermoView;

--	discourage bids for our common stock at a premium over the market price; or

--	cause the market price of our common stock to fall.

     We are subject to Delaware laws that could delay, deter or prevent a change of control of ThermoView. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless conditions are met.

Risks Related To the Market for Our Common Stock

We likely will not pay cash dividends on the common stock in the foreseeable future

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

Future dilution may occur from exercise of options and warrants

     Future dilution may occur from option and warrant exercises. As of December 31, 2004, we have issued options and warrants to purchase in the aggregate 4,575,750 shares of our common stock. Some of these options and warrants contain an exercise price below the current market price for the common stock. Additionally, many of these options and warrants contain registration rights.

Risks Related To the Replacement Window Industry

With the greater name recognition and resources of some of our competitors, we may lose potential revenue

     A number of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. These resources may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products. Our competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Increased competition in addition to our present lack of capital could cause a decrease in our potential revenue and potential income, and the deterioration in our financial position and the value of our common stock.

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

ThermoView or Subsidiary as Lessee	Property Address	Property Description and Use	Lease Expiration Date (Exclusive of Renewal Options)

Retail Subsidiaries:
Leingang Siding and Window, Inc.*	2601 Twin City Drive Mandan, ND 58554 2605 Twin City Drive Mandan, ND 58554	6,000 sq. ft. Office/Showroom 13,000 sq. ft. Office/Warehouse	December 2006 December 2006
Primax Window Co.*	5611 Fern Valley Rd. Louisville, KY 40228	15,000 sq. ft. Headquarters	December 2006
	2975 North Woodford Decatur, IL 62526 1501 Woodson Road St. Louis, MO 63114	9,000 sq. ft. Office 6,600 sq. ft. Office	Month-to-month December 2009
Rolox, Inc.*	4002 Main Street Grandview, MO 64030	16,000 sq. ft. Headqtrs/Warehouse	December 2006
	1440 S. Ridge Road Wichita, KS 67209	10,000 sq. ft. Office/Warehouse	December 2006
ThermoView of California	8445 Camino Santa Fe San Diego, CA 92121	9,000 sq. ft. Headquarter/Office	January 2006
	6627 Valjean Avenue Van Nuys, CA 91406 3025 S. 48th St. Tempe, AZ	12,600 sq. ft. Office/Warehouse 6,500 sq. ft. Office	July 2005 December 2007
Thomas Construction, Inc.	13397 Lake Front Dr. Earth City, MO 63045	60,000 sq. ft. Office/Warehouse	December 2006

Manufacturing Subsidiaries:
Thermal Line Windows, Inc.*	3601 30th Ave., NW Mandan, ND 58554 2605 Twin City Drive Mandan, ND 58554	49,500 sq. ft. Headquarter/Office Manufacturing 15,500 sq. ft. Manufacturing	December 2006 December 2006

* Related party lease.

The leases of our properties provide for monthly rentals ranging from approximately $500 to $25,000.

See Note 5 of Notes to Consolidated Financial Statements for more information regarding our leases.

Item 3. Legal Proceedings

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against us alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to our previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, we reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Clemmens sought a judicial determination that our March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. The Jefferson Circuit Court initially issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling, and on February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to us and awarded judgment to Clemmens against us. We then sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final, appealable judgment which allowed Clemmens to seek collection against us for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($200,000 through December 31, 2004). On May 19, 2003, we appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003 with the guarantee of GE Capital Equity, we posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, we entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, we made payments of $50,000 monthly for the months of July through December, 2003 and 2004 and $30,000 monthly during the months January through June, 2004. We discontinued making payments in October, 2004 due to our interim appellate success, detailed below. At December 31, 2004, we included $630,000 on the accompanying balance sheet as other assets, restricted cash. We believe that the outcome of this litigation will be in our favor and should be concluded in less than twelve months. Further, in the event that we prevail upon the appeal and no amounts are drawn upon the bond, we will apply the balance of the sinking fund to the Series A and B notes on a pro-rata basis. We have presented the sinking fund as other assets, restricted cash. In consideration for the supercedeas bond agreement, we agreed to pay to GE Capital Equity a fee of 2.5% of the face amount of the bond and granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. On October 8, 2004, the Kentucky Court of Appeals issued a four-page 3-0 decision in our favor, reversing the trial court. The Kentucky Court of Appeals agreed with us that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision, which the Kentucky Court of Appeals denied. On January 8, 2005, Clemmens sought discretionary review from the Supreme Court of Kentucky. The parties have fully briefed the request for discretionary review, and we expect a decision within the next two to four months. If the Supreme Court of Kentucky rejects Clemmens' request for discretionary review, the matter will be remanded to the trial court for further proceedings consistent with the appellate decision that Clemmens is not now entitled to the repayment of principal of his guarantee. Alternatively, if the Supreme Court of Kentucky decides to accept discretionary review, the parties will file briefs and present oral arguments on the issues. In that instance, we would expect a ruling from the Supreme Court of Kentucky within eighteen to twenty-four months of its accepting discretionary review. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. We have evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believe that we have recorded adequate liabilities on our balance sheet as of December 31, 2004. While we believe that the ultimate resolution of this Clemmens matter on appeal will be favorable to us, an adverse final determination of our position regarding this matter could have a material adverse effect on cash flow and our financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against us, Mr. Maxwell would likely pursue the identical action against us and the other $500,000, plus interest, guaranteed by Maxwell could become payable by us without any sinking fund as set aside for the Clemmens guarantee.

     We are subject to other legal proceedings and claims, which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is our opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations and financial condition.

Item 4. Submissions of Matters to Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     (a) Our common stock has traded on the American Stock Exchange since December 2, 1999, under the symbol "THV." Prior to December 2, 1999, we had not previously registered our common stock under either the Securities Act of 1933 or the Securities Exchange Act of 1934, nor had we listed our common stock on any exchange or had it quoted on The NASDAQ Stock Market. The following table sets forth, for the quarterly periods indicated, the high and low closing sale prices per share for the common stock. The American Stock Exchange market quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
Calendar Year 2003
First Quarter................................................	.90	.45
Second Quarter...............................................	.64	.43
Third Quarter................................................	.78	.47
Fourth Quarter...............................................	.83	.41
Calendar Year 2004
First Quarter................................................	.89	.46
Second Quarter...............................................	.58	.35
Third Quarter................................................	.53	.31
Fourth Quarter...............................................	.56	.33

On March 18, 2005, the last reported sale price of the common stock on the American Stock Exchange was $.40 per share.

     As of March 18, 2005, there were 262 holders of record of our stock consisting of 253 common stockholders. This number does not include stockholders whose shares are held by brokers and other institutions.

     ThermoView has not declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends on our common stock in the foreseeable future. Our agreements with our lenders prohibit us from paying dividends on our common stock. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including:

--	our future earnings;

--	capital requirements;

--	contractual restrictions;

--	financial condition; and

--	future prospects.

There were no issuer purchases of securities in the last three months of the 2004.

Item 6. Selected Financial Data

The following tables present selected statement of operations and balance sheet financial data for ThermoView.

     The selected financial data for ThermoView as of December 31, 2000, 2001, 2002, 2003 and 2004 and for each of the five years in the period ended December 31, 2004, have been derived from the audited financial statements of ThermoView.

The following data should be read in conjunction with:

--	the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and

--	our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	December 31,
	2000	2001	2002	2003	2004
	(in thousands except share and per share amounts)
Statement of operations data:
Revenues	$ 98,472	$ 90,327	$ 86,359	$ 70,080	$ 68,861
Cost of revenues earned	47,145	44,517	43,329	36,332	35,540

Gross profit	51,327	45,810	43,030	33,748	33,321
Selling, general and administrative expenses	52,662	40,989	38,953	33,093	30,346
Unusual charges (credits) (1)	11,150	(7,150)	-	(796)	-
Impairment of goodwill	-	-	-	-	10,000
Depreciation expense	1,204	1,175	986	785	851
Amortization expense(2)	3,356	2,805	74	36	35

Income (loss) from operations	(17,045)	7,991	3,017	630	(7,911)
Equity in earnings (loss) of joint venture	-	-	141	45	(38)
Interest expense	(4,711)	(3,035)	(2,604)	(2,529)	(1,706)
Interest expense on mandatorily redeemable preferred(4)	-	-	-	(297)	(626)
Other income	153	66	59	25	20

Income (loss) before income taxes	(21,603)	5,022	613	(2,126)	(10,261)
Income tax expense (benefit)	1,672	-	(45)	47	20

Income (loss) before cumulative effect of an accounting change	(23,275)	5,022	658	(2,173)	(10,281)
Cumulative effect of an accounting change-charge for impairment of goodwill	-	-	(30,000)	-	-
Net income (loss)	(23,275)	5,022	(29,342)	(2,173)	(10,281)

Less preferred stock dividends:
Cash	(101)	-	-	-	-
Non-cash(4)	(1,813)	(346)	(881)	(472)	-
Plus:
Benefit of converting Series C to warrant	5,809	-	-	-	-
Benefit of Series D redemption	1,092	397	-	796	-

Net income (loss) attributable to common stockholders	$(18,288)	$ 5,073	$ (30,223)	$ (1,849)	$ (10,281)

Basic income (loss) per common share(3)
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$ (2.28)	$ .61	$ (.02)	$ (.20)	$ (1.12)
Cumulative effect of an accounting change	-	-	(3.31)	-	-
Income (loss) attributable to common stockholders	$ (2.28)	$ .61	$ (3.33)	$ (.20)	$ (1.12)

Diluted income (loss) per common share(3):
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$(2.28)	$.52	$ ( .02)	$ (.20)	$ (1.12)
Cumulative effect of an accounting change	-	-	(3.31)	-	-
Income (loss) attributable to common stockholders	$ (2.28)	$ .52	$ (3.33)	$ (.20)	$ (1.12)
Weighted average shares outstanding-basic	8,038,291	8,328,523	9,069,092	9,190,059	9,199,785
Weighted average shares outstanding-diluted	8,038,291	9,732,026	9,069,092	9,190,059	9,199,785

(1)	Due to adoption of SFAS No. 145, a forgiveness of debt in 2001, formerly reported as an extraordinary item, was subsequently reclassified as an unusual credit.

(2)	Due to adoption of SFAS No. 142, beginning in 2002 goodwill is no longer amortized (see Note 1 of Notes to Consolidated Financial Statements).

(3)	We have described the method used to calculate income (loss) per common share in Note 1 of Notes to Consolidated Financial Statements.

(4)

Due to adoption of SFAS No. 150, dividends or other distributions on mandatorily redeemable preferred stock subsequent to June 30, 2003, are reported as interest expense on mandatorily redeemable preferred stock. Prior periods are not restated when SFAS 150 is applied (see Note 8 to Consolidated Financial Statements).

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance sheet data:
Total assets	$71,711	$71,200	$40,493	$38,494	$30,150
Long-term debt including current maturities	23,316	17,917	17,337	17,055	18,237
Preferred shares subject to mandatory redemption	-	-	-	7,594	8,219
Total liabilities	32,767	25,949	24,582	31,849	33,780
Mandatorily redeemable preferred stock	6,194	6,943	7,824	-	-
Stockholders' equity (capital deficiency)	32,750	38,308	8,087	6,645	(3,629)

__________

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

Overview

     We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured coatings, vinyl siding, patio decks, patio enclosures, cabinet re-facings and kitchen and bathroom remodeling products as well as residential roofing.

     We have reported a revenue decline in each of the last five years. Our sector in the remodeling industry has been challenged by a number of material events in the past five years, including the lingering effects of the terrorist attacks of September 11, 2001, a stock market drop, investor confidence shaken by corporate scandals, the war in Iraq and new federal and state "do not call" legislation. These material events are part of the reason for our eroding revenues, but we are also challenged by competition, limited access to new capital, and the burden of interest expense related to our present debt levels.

     While we believe operating results have stabilized and will improve in 2005, we cannot support our current debt level (see liquidity and capital resources below). We have not been able to make meaningful cash payments toward interest or principal in recent years, and would need significant improvement in cash flow from operations to pay interest on a current basis and make any principal payments.

We have reported a revenue decline in each of the last five years. Despite failing to increase revenue, 2004 has seen the following successes:

--	continued cost cutting which resulted in savings of approximately $2.7 million in selling, general and administrative expense in 2004 over 2003.
--

the successful opening of two Model THV retail stores which are based on our optimal, best practices operating model that includes consolidation and standardization of key elements of our business such as advertising, marketing, accounting, and our branding.

--	continued development of a new technologically superior window product using state-of-the-art GE plastics.

Because of the large, growing home improvement market, we believe ThermoView has considerable opportunities in the future. However, it is going to be vital for us to:

--	continue to improve on our best practices Model THV retail store concept along with the opening of up to six more Model THV retail stores in 2005.
--	complete the master job tracking system that will facilitate further centralization of costly accounting processes thereby cutting costs and standardizing practices.
--

continue to develop the loan finder software system to provide an effective means of locating ready financing sources for our customers as well as facilitate centralization of the financing functions thereby realizing further efficiencies and getting more jobs financed while at the same time cutting costs and standardizing practices.

--	complete introduction of the technologically superior Compozit window product at all of our window manufacturers by the end of 2005.
--	expanding our manufacturing facility to provide windows to some of our other retail locations in addition to providing windows to our North Dakota, California and Arizona retail operations.

     The extent of response to our advertising, the closure rate experienced on our sales calls, and the expression of interest by financial institutions in providing consumer remodeling loans are all key indicators of trends in our business. We are presently observing positive changes in each of these key indicators.

     Our debt matures in June, 2006. Because of our operating results, we will not be able to pay off the debt when due nor can we reasonably expect another lender to refinance the total debt. Accordingly, we are dependent on our current lender agreeing to extend the maturity of the debt, or attracting equity investors to provide the funding needed to meet our obligations.

     In January 2005, we retained the operational consulting services of Morris Anderson to assist us in evaluating the steps that we need to take to improve our performance levels. With respect to a significant portion of our debt, in early 2005 we revised covenants and revised required interest and principal payments. This, however, only addresses the short-term future. We need long-term solutions. Morris Anderson's review will likely conclude in April 2005. We need to have the full benefit of their recommendations. We believe that their report may include at least the following longer term recommendations:

--	to recapitalize ThermoView with new capital to achieve a more workable, less expensive structure.
--

to continue to be more competitive by opening more Model THV retail stores which are based on our optimal, best practices operating model, including standardization of key elements of our business such as advertising, marketing, accounting, and our branding.

--	to undertake other strategies that will improve profitability for the remainder of 2005 and thereafter.

Liquidity and Capital Resources

     As of December 31, 2004, we had cash and equivalents of $316,000, working capital of $576,000, $17.8 million of long-term debt, net of current maturities, and $8.2 million of preferred stock subject to mandatory redemption.

     During the fourth quarter of 2003, we determined that we would not be able to meet our cash obligations, or comply with the terms of our debt agreements, at December 31, 2003 and into 2004. Accordingly, we entered into negotiations with our principal creditor, GE Capital Corporation, to restructure the cash flow and covenant requirements. In the first quarter of 2004, GE Capital agreed to modify its agreements with us, effective December 31, 2003. The new agreements allowed us to defer all payments of interest and principal until the fourth quarter of 2004, at which time payments essentially equal to those in the prior agreement resumed. The new agreements also set new covenant requirements for 2004.

     During the fourth quarter of 2004 and into the first quarter of 2005, we determined that we would again not be able to meet the cash obligations of our long-term debt payments or comply with the terms of our debt agreements at December 31, 2004 and into 2005 and 2006. Accordingly, we entered into negotiations with our principal creditor, GE Capital, to restructure the debt repayment schedules and covenant requirements. In March of 2005, GE agreed to modify its agreements effective March 9th and March 29th, 2005. The new agreements removed the requirement to make principal payments from February 2005 through January 2006 in the amount of $1,750,000 and deferred the first quarter 2005 payment of interest of $81,199 on their subordinated debt until the second and third quarter of 2005.

     Beginning in October of 2004, we resumed interest payments and beginning in November 2004, resumed payments of principal. Based on the loan agreements amended in March, 2005, interest payments during 2005, on the long-term debt, will be approximately $1.25 million and principal payments will be $100,000. Cash flow forecasts for the next twelve months indicate that we will generate sufficient cash to meet our long-term debt service obligations. We forecast, for the twelve months ending December 31, 2005, revenues of $73 million and earnings before interest, income tax, depreciation and amortization of $3.2 million. To improve cash flow over the next twelve months we plan to continue a national marketing effort shifting emphasis from direct marketing to a less expensive media driven advertising model thereby realizing significant cost savings. In October, 2004, we consolidated a call center in Orange County California with another call center in San Diego California realizing a significant annual cost savings. In addition to the forecasted improved revenues over the next twelve months, we forecast significant cost savings in 2005 over 2004 because of (i) the expiration of building leases on the discontinued manufacturing operation in St. Louis, Missouri and the re-location of the Wheeling, Illinois retail operation to Peoria, Illinois, which will result in annual savings of approximately $600,000 (ii) consolidation of California call center which will result in annual savings of approximately $300,000, and (iii) continued centralization of administrative and accounting functions which will result in annual savings of approximately $300,000.

     With respect to the classification of debt as non-current, our lender revised the loan covenants in March of 2005 to enable us to comply with less restrictive covenants. The amended covenants for 2005 and 2006 enabled us to comply in future quarters, assuming achievement of the forecast. Under the revised covenants, we do not have any compliance requirements for the first quarter of 2005. For the remaining quarters of 2005 and 2006, covenants were less restrictive than in prior agreements. The forecasts for 2005 and 2006 indicate that it is reasonably possible we will meet covenant requirements in future periods. Accordingly, we continued to classify the debt as non-current.

     During 2004, accounts receivable balances, as a percentage of revenue, compared to the same period in 2003, increased from 4.4 percent to 5.2 percent. We are aware of the increase in our accounts receivable balances and we have studied the issue and we believe the causes are related to the following; (i) turnover in personnel at key positions in the accounting department at the corporate and subsidiary level causing a reduction in experienced and trained personnel in the accounts receivable collection area and therefore collections are not getting the needed resources to keep receivables as current as possible (ii) in each quarter in 2004, as compared to the prior year, we completed a larger volume of jobs at or near the end of the quarter resulting in higher receivable balances for that period (iii) customer financing sources are trending towards more secured financing contracts which takes more time than traditional unsecured financing and therefore the receivable may be outstanding for a longer period of time resulting in higher receivable balances; the trend towards secured financing is caused in part by a deterioration of credit scores since the 2003 economic slowdown and the lower interest rates on second mortgage loans. We believe the above mentioned factors (i) and (ii) are temporary in nature and do not materially impact the quality and value of our accounts receivable balances at December 31, 2004.

     Our inventory balances increased in 2004 compared to 2003, at our North Dakota manufacturing subsidiary, by approximately $200,000 through the first quarter, $350,000 through the second quarter and $475,000 through the third and fourth quarter. Most of this increase is attributable to our North Dakota manufacturing subsidiary. This increase in inventory at the North Dakota manufacturing subsidiary is caused by a higher volume of windows being manufactured in North Dakota coupled with a change in our supplier of lineal extrusions, both vinyl and Compozit. We produced approximately 13% more windows in 2004 over 2003, which is approximately $800,000 more in sales. In January 2004, our California and Arizona locations switched window suppliers from a third party supplier to Thermal Line, our North Dakota manufacturing subsidiary, resulting in the increased production and sales. In addition to more window sales we are now buying our extrusions from our joint venture partner in Canada, RoyCom Limited, who requires our manufacturing subsidiary to buy in larger quantities with longer lead times between order date and shipping date. These two issues force our manufacturing facility to carry higher levels of inventory.

     We used $612,000 of cash for investing activities for 2003 related primarily to the acquisition of property and equipment. We used $376,000 of cash for investing activities for 2004 primarily for the acquisition of property and equipment.

     We used $779,000 in cash for financing activities in 2003 primarily for repayment of debt and establishing a sinking fund. We used $1.0 million of cash for financing activities in 2004 primarily for repayment of debt and for establishing a sinking fund.

     Our cash flow could be negatively impacted by an adverse final determination in the Nelson E. Clemmens' litigation due to the fact a second guarantor, Doug Maxwell would most likely file a similar claim. The adverse judgment could result in our requirement to pay $500,000 plus 10% interest accrued from March 2001 to Nelson Clemmens plus an additional and identical amount to Mr. Maxwell. We have recorded $1,000,000 as long-term debt on our balance sheet, which represents the total principal amount of the debt owed to both guarantors plus we have accrued interest amounting to $375,000 through December 31, 2004. We have appealed the latest decision and received a favorable decision from the appeals court. Although, we have won the case on appeal, the decision is still subject to review and not final.

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

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of December 31, 2004, we were in violation of the EBITDA requirements of our debt arrangements but after negotiations with our senior lender, GE Equity, we were able to obtain a waiver of our EBITDA covenant therefore avoiding, among other items, the acceleration of the due dates of our debt with GE Equity.

     While revenues continue to be lower than the previous year and economic and regulatory issues continue to challenge us, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

--	debt service requirements under terms as revised as of March 9th and 29th, 2005;

--	working capital requirements;

--	planned property and equipment capital expenditures;

--	expanding our retail segment;

--	offering new technologically improved products to our customers; and

--	integrating more thoroughly the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business.

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $800,000 to $1,000,000 annually.

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

Management's Discussion of Critical Accounting Policies

     We consider the accounting policies discussed below to be critical in understanding our financial statements because their application places the most demands on our judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

Accounting for the Impairment of Long-Lived Assets and Goodwill

     We evaluate our goodwill and other long-term assets for impairment and assess their recoverability based upon anticipated future cash flows. If facts and circumstances lead us to believe that the cost of one of our assets may be impaired, we will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary.

     For the determination of impairment of goodwill, we estimate the fair value of the reporting units using single period capitalization of operating cash flow and discounted cash flow analyses. Key assumptions in single period capitalization of operating cash flow approach for the two operating units include assumptions with respect to (a) ongoing net operating income after tax, (b) ongoing capital expenditures relative to depreciation and amortization, (c) operating cash flow multiples, and (d) methodology concerning the allocation of interest-bearing debt balances to the two operating units. Key assumptions in the discounted cash flow analysis approach for the two operating units include assumptions with respect to (a) projected revenue growth and operating income growth over the next several years, (b) multiples of earnings before interest, taxes, depreciation and amortization, and (c) discount rates for discounting future projected benefits. The most likely variation from assumptions used would be to not meet our expected performance targets, which would likely result in further write-downs for impairment.

     We recorded a charge of $30 million for goodwill impairment upon adoption of the accounting standard on January 1, 2002. We also recorded a charge of $10 million for goodwill impairment as a result of our annual goodwill valuation at September 30, 2004.

Revenue and Cost Recognition

      We recognize revenues from fixed-price contracts on the completed-contract method since the contracts are of a short duration. We consider a contract complete when the home improvement installation is substantially completed, notwithstanding minor unresolved service items. Customers finance a portion of our sales. The customers sign financing contracts with us, which we then assign to unaffiliated third parties without recourse. The third parties pre-approve the customer financing. We do not retain these contracts for future securitization. Since we assign the contracts without recourse, our revenue recognition policy for these sales is the same as our revenue recognition policy for cash sales.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor and supplies. We charge general and administrative costs to expense as incurred. We make provisions for estimated losses on uncompleted contracts in the period in which we determine such losses.

Other Loss Contingencies

     We record other loss contingencies as liabilities when it is probable that we have incurred a liability and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provisions. We resolve contingent liabilities over long term periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties.

Other Significant Accounting Policies

     Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to consolidation policy, trade receivables, inventories and warranties require judgments on complex matters that are often subject to multiple sources of authoritative guidance. Also see footnote 1 to our consolidated financial statements included elsewhere in this Form 10-K, Organization and Significant Accounting Policies, which discusses accounting policies that we must select when there are acceptable alternatives.

Historical Results of Operations

     The following financial information includes the results of operations of the companies acquired by us after April 15, 1998. Since all acquisitions were made prior to January 1, 2001, a full year of operations is included for every company acquired.

Year ended December 31,
	2002	2003	2004
(In thousands)

Revenues	$ 86,359	$ 70,080	$ 68,861
Cost of revenues earned	43,329	36,332	35,540

Gross profit	43,030	33,748	33,321
Selling, general and administrative expenses	38,953	33,093	30,346
Unusual charges (credits)	-	(796)	-
Impairment of goodwilL	-	-	10,000
Depreciation expense	986	785	851
Amortization expense	74	36	35

Income from operations	3,017	630	(7,911)
Equity in earnings (loss) of joint venture	141	45	(38)
Interest expense	(2,604)	(2,529)	(1,706)
Interest expense on mandatorily redeemable preferred	-	(297)	(626)
Interest income	59	25	20

Income (loss) before income taxes	613	(2,126)	(10,261)
Income tax expense (benefit)	(45)	47	20

Income (loss) before cumulative effect of an accounting change	658	(2,173)	(10,281)
Cumulative effect of an accounting change - charge for impairment of goodwill	(30,000)	-	-
Net income (loss)	(29,342)	(2,173)	(10,281)

Less preferred stock dividends:
Non-cash	(881)	(472)	-
Plus:
Benefit of Series D redemption	-	796	-

Net income (loss) attributable to common stockholders	$ (30,223)	$ (1,849)	$ (10,281)

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

Starting July 1, 2003, dividends on mandatorily redeemable preferred stock are reported as interest expense. For 2003, interest expense on mandatorily redeemable preferred was $297,000.

     Income Tax Benefit. Due to operating losses, we concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, we established a valuation allowance against all deferred tax assets, and we have not recorded any deferred income taxes in 2002 or 2003. Income tax expense in 2003 relates to state taxes.

     Non-Cash Dividends. Non-cash dividends in 2002 and the first six months of 2003 represent accrued dividends on the Series D and E preferred stock. For the last six months of 2003, we reported non-cash dividends as interest expense on mandatorily redeemable preferred.

     Benefit of Series D Preferred Stock Redemption. The benefit of $796,000 in 2003 is used in determining net income attributable to common stockholders, and represents a gain on redemption of $1 million of Series D stock in exchange for 680,000 common stock warrants issued at 28 cents per share.

2003 Compared To 2004

     Revenues. Revenues decreased from $70.1 million in 2003 to $68.9 million in 2004. Our retail operations reported less revenues in part due to the re-location of our Illinois retail operation and the re-engineering of our California retail operation.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $33.7 million in 2003 to $33.3 million in 2004. The reduction in the amount of gross profit is consistent with the reduced revenue discussed above. As a percentage of revenues, gross profit increased from 48.2% in 2003 to 48.4% in 2004. We have initiated price increases in most of our territories and we are studying the market to determine if additional price increases are warranted.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $33.1 million in 2003 to $30.3 million in 2004. Selling, general and administrative expenses as a percentage of revenue decreased from 47.2% in 2003 to 44.1% in 2004. The decrease in selling, general and administrative expenses continued in each quarter of 2004 and is the direct result of our continued efforts to control costs, standardize and centralize accounting, use of best practices efficiencies in addition to significant year end 2004 salary reductions.

     Impairment of Goodwill. The annual goodwill valuation at September 30, 2004 indicated that goodwill was impaired. Mercer Capital performed the goodwill analysis under our direction. Mercer Capital adheres to the ethical standards set by the American Society of Appraisers and the Association for Investment Management and Research. Their reports conform to the Uniform Standards of Professional Appraisal Practice and to the Business Valuation Standards of the American Society of Appraisers. We also evaluated the resumes of the specific professionals performing the work.

     Mercer Capital performs the impairment analysis annually in accordance with SFAS 142. After its initial evaluation on January 1, 2002, we chose September 30 as our annual valuation date. The annual calculation allocated debt and interest expense between the manufacturing and retail segments based on the relative amounts of inter-company debt reflected on the respective segment's balance sheet. We discussed assumptions used by Mercer Capital and became satisfied that Mercer Capital used proper assumptions.

     During the third quarter of 2004, Mercer Capital performed its annual impairment review for goodwill and other intangible assets on our behalf and based on their report, we recorded a non-cash charge of $10.0 million, which is classified as a component of operating income in the accompanying consolidated statement of operations. The $10.0 million includes charges to reduce the carrying value of goodwill at the retail segment. The $10.0 million charge at the retail segment reflects the segment's lower than expected performance. The impairment charges are non-cash in nature and do not affect our liquidity.

Unusual Credit. The unusual credit of $796,000 in 2003 represents a gain from converting $1 million of debt to 680,000 common stock warrants issued at 28 cents per share.

Depreciation Expense. Depreciation expense increased from $785,000 in 2003 to $851,000 in 2004, reflecting fairly constant levels of property and equipment.

     Interest Expense. Interest expense, exclusive of interest on mandatorily redeemable preferred, decreased from $2.5 million in 2003 to $1.7 million in 2004. This decrease in interest expense results from a combination of a reduction in interest rates, the conversion of $1,000,000 of debt to warrants in connection with restructuring of debt at June 30, 2003 and the completion of the accretion of debt discount in April 2004.

     Starting July 1, 2003, we began to report dividends on mandatorily redeemable preferred stock as interest expense. For 2003 interest expense on mandatorily redeemable preferred was $297,000 compared to $626,000 in 2004.

     Income Tax Expense. Due to operating losses, we concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, we established a valuation allowance against all deferred tax assets, and we have not recorded any deferred income taxes in 2003 or 2004. Income tax expense, in 2004, relates to state taxes.

     Non-Cash Dividends. Non-cash dividends in 2003 represented accrued dividends on the Series D and E preferred stock. Starting July 1, 2003, we reported non-cash dividends as interest expense on mandatorily redeemable preferred and continue to do so.

     Benefit of Series D Preferred Stock Redemption. The benefit of $796,000 in 2003 represents a gain on redemption of $1 million of Series D stock in exchange for 680,000 common stock warrants issued at 28 cents per share.

Disclosures about Contractual Obligations and Commercial Commitments

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years
Long Term Debt Obligations	$18,131,469	$1,877,375	$16,254,094	$ -
Capital Lease Obligations	105,483	60,053	45,430	-
Operating Lease Obligations	3,527,038	1,829,217	1,622,455	75,366
Mandatorily Redeemable Preferred Stock	8,219,409	-	8,219,409	-
Total	$29,983,399	$3,766,645	$26,141,388	$ 75,366

Joint Venture

     In October 2001, ThermoView and Royal Group Technologies Limited formed a joint venture, which purchased certain assets consisting primarily of manufacturing equipment of Complast, Inc. for $1,100,000. Complast was a supplier of extruded components for the manufacture of window systems, originally located in Minneapolis, Minnesota. The joint venture is located in Winnipeg, Manitoba, Canada, in one of Royal Group's manufacturing plants.

     Under the terms of the agreement, ThermoView owns 40 percent of the joint venture and Royal Group owns 60 percent. Additionally, ThermoView agreed to purchase extrusions from the joint venture or an affiliate of the Royal Group for seven years, subject to meeting demand, being price competitive and meeting industry quality standards. Our interest in this joint venture is accounted for using the equity method. The joint venture produces and sells extrusions consisting of composites of acrylonitrile butadiene styrene (ABS) and other materials. Purchases by ThermoView represented 30% and 43% of the joint venture's total revenue in 2003 and 2004. The joint venture's revenue approximated $2.9 million in 2003 and $3.2 million in 2004.

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on its financial position, results of operations or cash flows because of the pending litigation described in Item 3, Legal Proceedings, except for the Clemmens litigation. Although ThermoView intends to vigorously defend the Clemmens suit, an adverse outcome could have a material adverse effect on our cash flow.

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2002, 2003, and 2004, inflation did not cause a significant increase in our costs.

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

Item 8. Financial Statements and Supplementary Data

Index To Financial Statements and Schedules

THERMOVIEW INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm............. 34

Consolidated Balance Sheets as of
December 31, 2003 and 2004....................................... 36

Consolidated Statements of Operations
for the years ended December 31, 2002, 2003 and 2004............. 37

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
for the years ended December 31, 2002, 2003 and 2004............. 38

Consolidated Statements of Cash Flows

Report of Independent Registered Public Accounting Firm

ThermoView Industries, Inc.
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of ThermoView Industries, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoView Industries, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Notes 1 and 8, during 2003, the Company adopted new accounting guidance for accounting for certain financial instruments with characteristics of both liabilities and equities. As disclosed in Notes 1 and 3, during 2002 the Company adopted new accounting guidance for debt extinguishment and goodwill and intangible assets.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, several factors raise substantial doubt about the Company's ability to continue as a going concern.  Revenues have declined and the Company has reported net losses in each of the last three years, and this has resulted in the need for the primary lender to continually modify performance requirements in the debt agreements to avoid default.  If the Company's future performance is not sufficient to meet the requirements of its debt agreements, the primary lender may not be willing to make additional modifications or waivers, and may demand payment.   Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Chizek and Company LLC

Louisville, Kentucky
March 30, 2005

THERMOVIEW INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2004
Assets
Current assets:
Cash and equivalents	$ 211,449	$ 316,351
Receivables:
Trade, net of allowance for doubtful accounts of $345,000 in 2003 and $350,000 in 2004	3,096,229	3,570,036
Other	140,444	228,680
Costs in excess of billings on uncompleted contracts	560,617	390,989
inventories	1,960,611	2,435,625
Prepaid expenses and other current assets	645,027	875,651
Total current assets	6,614,377	7,817,332
Property and equipment, net	2,676,003	2,755,361
Other assets:
Goodwill	28,358,742	18,358,742
Other assets	844,787	1,218,949
	29,203,529	19,577,691
Total assets	$38,493,909	$30,150,384

Liabilities and stockholders' equity (capital deficiency)
Current liabilities:
Accounts payable	$ 4,048,388	$ 4,298,356
Accrued expenses	2,072,902	1,819,330
Billings in excess of costs on uncompleted contracts	541,697	619,699
Income taxes payable	65,602	66,672
Current portion of long-term debt	544,795	437,429
Total current liabilities	7,273,384	7,241,486
Long-term debt	16,510,303	17,799,523
Preferred shares subject to mandatory redemption	7,593,520	8,219,409
Other long-term liabilities	471,489	519,194
Total liabilities	31,848,696	33,779,612

Commitments and contingencies	-	-

Stockholders' equity (capital deficiency):
Preferred stock, 2,975,000 shares authorized:
Series A, $.001 par value; none issued	-	-
Series B, $.001 par value; none issued	-	-
Common stock, $.001 par value; 25,000,000 shares authorized; 8,628,716 shares issued and outstanding in 2003 and 8,638,716 shares issued and outstanding in 2004	8,628	8,638
Paid-in capital	64,531,209	64,537,449
Accumulated deficit	(57,894,624)	(68,175,315)
Total stockholders' equity (capital deficiency)	6,645,213	(3,629,228)
Total liabilities and stockholders' equity (capital deficiency)	$38,493,909	$30,150,384

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2002	2003	2004
Revenues	$ 86,359,078	$70,079,811	$ 68,861,113
Cost of revenues earned	43,328,652	36,331,468	35,539,719

Gross profit	43,030,426	33,748,343	33,321,394
Selling, general and administrative expenses	38,953,057	33,092,857	30,346,719
Unusual credits-gain on exchange of debt for warrants	-	(796,000)	-
Impairment of goodwill	-	-	10,000,000
Depreciation expense	986,476	785,034	851,222
Amortization expense	73,630	36,094	34,589

Income (loss) from operations	3,017,263	630,358	(7,911,136)
Equity in earnings (loss) of joint venture	141,355	44,900	(37,751)
Interest expense	(2,604,841)	(2,529,141)	(1,706,120)
Interest expense on mandatorily redeemable preferred stock	-	(297,219)	(625,889)
Interest income	59,174	25,432	19,967

Income (loss) before income taxes	612,951	(2,125,670)	(10,260,929)
Income tax expense (benefit)	(45,000)	47,573	19,762

Income (loss) before cumulative effect of an accounting change	657,951	(2,173,243)	(10,280,691)
Cumulative effect of an accounting change- charge for impairment of goodwill	(30,000,000)	-	-

Net income (loss)	(29,342,049)	(2,173,243)	(10,280,691)

Less non-cash preferred stock dividends	(880,914)	(472,494)	-
Plus benefit of Series D redemption	-	796,000	-
	(880,914)	323,506	-

Net income (loss) attributable to common stockholders	$(30,222,963)	$(1,849,737)	$(10,280,691)

Basic and diluted income (loss) per common share:
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	$ (.02)	$ (.20)	$ (1.12)
Cumulative effect of an accounting change	(3.31)	-	-
Net income (loss) attributable to common stockholders	$ (3.33)	$ (.20)	$ (1.12)

Weighted average shares outstanding-basic and diluted	9,069,092	9,190,059	9,199,785

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, AND 2004

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Par Value

Balances at December 31, 2001	7,861,702	7,861	64,679,509	(26,379,331)	38,308,039

Accrued dividends on Series D and E preferred stock	-	-	(880,914)	-	(880,914)

Cashless exercise of 950,000 shares of common stock representing the remaining exercise of 1,100,000 shares under stock purchase warrant	764,014	764	(764)	-	-

Exercise of stock options	3,000	3	1,872	-	1,875

Net loss	-	-	-	(29,342,050)	(29,342,050)

Balances at December 31, 2002	8,628,716	8,628	63,799,703	(55,721,381)	8,086,950

Accrued dividends on Series D and E preferred stock	-	-	(472,494)	-	(472,494)

Benefit of converting Series D preferred stock to common stock purchase warrants	-	-	796,000	-	796,000

Value of warrants issued in connection with Series D redemption	-	-	204,000	-	204,000

Value of warrants issued in connection with debt restructuring	-	-	204,000	-	204,000

Net loss	-	-	-	(2,173,243)	(2,173,243)

Balances at December 31, 2003	8,628,716	8,628	64,531,209	(57,894,624)	6,645,213

Exercise of stock options	10,000	10	6,240	-	6,250

Net loss	-	-	-	(10,280,691)	(10,280,691)

Balances at December 31, 2004	8,638,716	$ 8,638	$64,537,449	$(68,175,315)	$(3,629,228)

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2002	2003	2004
Operating activities
Net income (loss)	$(29,342,049)	$(2,173,243)	$10,280,691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Charge for impairment of goodwill	30,000,000	-	10,000,000
Depreciation and amortization	1,060,106	821,128	885,811
Unusual credits-gain on exchange of debt for warrants	-	(796,000)	-
Accretion of discount related to debt	838,276	752,640	213,094
Accrued interest on preferred shares subject to redemption	-	297,219	625,889
Provision for doubtful accounts	57,000	90,000	78,000
Interest added to principal	-	147,335	941,768
Equity in (earnings) loss of joint venture	(141,355)	(44,900)	37,751
Other	(190,000)	300,000	-
Changes in operating assets and liabilities:
Trade receivables	220,897	154,348	(551,807)
Related party and other receivables	(70,872)	205,828	(88,236)
Costs in excess of billings on uncompleted contracts	384,170	28,842	169,627
Inventories	(355,049)	144,355	(475,014)
Prepaid expenses and other current assets	422,565	(159,711)	(230,624)
Accounts payable	(230,569)	350,178	249,969
Accrued expenses	13,466	(553,923)	(205,864)
Billings in excess of costs on uncompleted contracts	(409,815)	(113,712)	78,002
Income taxes payable	41,500	(28,348)	1,070
Net cash provided by (used in) operating activities	2,298,271	(577,964)	1,448,745

Investing activities
Payments for purchase of property and equipment	(478,857)	(505,887)	(259,087)
Finance receivables collected	7,193	-	-
Other	(35,767)	(105,939)	(116,507)
Net cash used in investing activities	(507,431)	(611,826)	(375,594)

Financing activities
Increase in long-term debt	14,411	-	-
Payments of long-term debt	(2,014,822)	(478,648)	(644,499)
Amount escrowed for special purposes	-	(300,000)	(330,000)
Exercise of stock options	1,875	-	6,250
Net cash used in financing activities	(1,998,536)	(778,648)	(968,249)
Net increase (decrease) in cash and equivalents	(207,696)	(1,968,438)	104,902
Cash and equivalents at beginning of year	2,387,583	2,179,887	211,449
Cash and equivalents at end of year	$2,179,887	$ 211,449	$ 316,351

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Organization and Significant Accounting Policies

     ThermoView Industries, Inc. ("the Company") is a Delaware corporation trading on the American Stock Exchange. The Company designs, manufactures, sells and installs custom vinyl replacement windows for residential and retail commercial customers. The Company also sells and installs replacement doors, textured exterior coatings, vinyl siding, patio decks, patio enclosures, cabinet refacings, and bathroom and kitchen remodeling products, as well as residential roofing.

     The Company has facilities in 11 states, primarily in the Midwest and southern California. As of December 31, 2004, 13 of the Company's 925 total employees were covered by collective bargaining agreements. Such agreements were renewed on May 1, 2004 for a one-year period.

Following is a summary of the Company's significant accounting policies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Liquidity

     During the fourth quarter of 2004 and into the first quarter of 2005, Management determined that the Company would not be able to meet the cash obligations of their long-term debt payments or comply with the terms of its debt agreements at December 31, 2004 and into 2005 and 2006. Accordingly, Management entered into negotiations with its principal creditor, GE Capital Corporation ("GE"), to restructure the debt repayment schedules and covenant requirements. In March of 2005, GE agreed to modify its agreements with the Company, effective March 9th and March 29th, 2005. The new agreements removed the requirement for the Company to make principal payments from February 2005 through January 2006 in the amount of $1,750,000 and deferred the first quarter 2005 payment of interest of $81,199 on their subordinated debt until the second and third quarter of 2005. (See Note 7). GE also waived their right to declare the debt in default due to the Company's loan covenant violation at December 31, 2004.

     GE further agreed to revise the loan covenants in March of 2005 to enable the Company to comply with less restrictive covenants. The revised covenants for 2005 and 2006, should enable the Company to comply in future quarters, assuming achievement of operating results which exclude the $10 million, non-cash impairment charge, equal to or better than calendar year 2004. Under the revised covenants, the Company does not have any compliance requirements for the first quarter of 2005. For the remaining quarters of 2005 and 2006, covenants are less restrictive than in prior agreements. Management believes the Company will meet covenant requirements in future periods.

As a result of the waiver and restructuring, interest payments during 2005, on the Company's long-term debt will be approximately $1.25 million and

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Organization and Significant Accounting Policies (Continued)

principal payments will be $100,000. Cash flow forecasts for the next twelve months indicate that the Company will generate sufficient cash to meet its long-term debt service obligations. Management has forecasted revenues of $73 million and earnings before interest, income tax, depreciation and amortization of $3.2 million for 2005. To improve cash flow over the next twelve months the Company plans to continue a national marketing effort shifting emphasis from direct marketing to a less expensive media driven advertising model thereby realizing significant cost savings. In addition to the forecasted improved revenues over the next twelve months, the Company anticipates significant cost savings in 2005 over 2004 because of (i) the expiration of building leases on the discontinued manufacturing operation in St. Louis, Missouri and the re-location of the Wheeling, Illinois retail operation to Peoria, Illinois, which will result in annual savings of approximately $600,000 (ii) the October 2004 consolidation of the Orange County California call center into the San Diego call center, which will result in annual savings of approximately $300,000, and (iii) centralization of accounts receivable and finance functions which should result in annual savings of $300,000.

     While management believes operating results have stabilized and will improve in 2005, the company cannot support its current debt level (see liquidity and capital resources below). We have not been able to make meaningful cash payments toward interest or principal in recent years, and would need significant improvement in cash flow from operations to pay interest on a current basis and make any principal payments.

     Our debt matures in June, 2006. Because of our operating results, we will not be able to pay off the debt when due nor can it be reasonably expected another lender will refinance the total debt. Accordingly, we are dependent on our current lender agreeing to extend the maturity of the debt, or attracting equity investors to provide the funding needed to meet our obligations.

     In January 2005, we retained the operational consulting services of Morris Anderson to assist us in evaluating the steps that need to be taken to improve our performance levels. With respect to a significant portion of our debt, in early 2005 we revised covenants and revised required interest and principal payments. This, however, only addresses the short-term future. We need long-term solutions. Morris Anderson's review will likely conclude in April 2005. We need to have the full benefit of their recommendations. Management believes that their report may include at least the following longer term recommendations:

--	To recapitalize the Company with new capital to achieve a more workable, less expensive structure.

--

To continue to be more competitive by opening more Model THV retail stores which are based on our optimal, best practices operating model, including standardization of key elements of our business such as advertising, marketing, accounting, and our branding.

--	To undertake other strategies that will improve profitability for the remainder of 2005 and thereafter.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Organization and Significant Accounting Policies (Continued)

Cash and Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade Receivables

     Trade receivables consist of amounts due from customers. These are uncollateralized, short-term receivables. Interest is not charged on receivables. The Company periodically reviews its trade receivables and provides allowances as deemed necessary. Losses are charged off to the allowance when management deems further collection efforts will not produce additional collections.

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

     Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 25 years. Beginning January 1, 2002, goodwill is no longer amortized, but is evaluated at least annually for impairment, and more frequently under certain conditions. The Company recorded a charge of $30 million for goodwill impairment upon adoption of the accounting standard on January 1, 2002. The Company also recorded a charge of $10 million for goodwill impairment as a result of its annual goodwill valuation at September 30, 2004.

Accounting for the Impairment of Long-Lived Assets and Goodwill

     The Company evaluates long-term assets and goodwill for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Organization and Significant Accounting Policies (Continued)

     For the determination of impairment of goodwill, the fair value of the reporting units is estimated using single period capitalization of operating cash flow and discounted cash flow analyses. Key assumptions in single period capitalization of operating cash flow approach for the two operating units include assumptions with respect to (a) ongoing net operating income after tax, (b) ongoing capital expenditures relative to depreciation and amortization, (c) operating cash flow multiples, and (d) methodology concerning the allocation of interest-bearing debt balances to the two operating units. Key assumptions in the discounted cash flow analysis approach for the two operating units include assumptions with respect to (a) projected revenue growth and operating income growth over the next several years, (b) multiples of earnings before interest, taxes, depreciation and amortization, and (c) discount rates for discounting future projected benefits. The most likely variation from assumptions used would be to not meet expected performance targets established by management, which would likely result in further write-downs for impairment.

Warranties

     The Company provides its customers with various warranty programs on its products and services. The Company provides an accrual for future warranty costs based upon the relationship of prior years' revenues to actual warranty costs. It is the Company's practice to classify the majority of the warranty accrual as a current liability.

Revenue and Cost Recognition

     The Company recognizes revenues from fixed-price contracts on the completed-contract method since the contracts are of a short duration. A contract is considered complete when the home improvement installation is substantially complete notwithstanding minor unresolved service items. Customers finance a portion of our sales. The customers sign financing contracts with the Company, which the Company then assigns to unaffiliated third parties without recourse. The third parties pre-approve the customer financing. The Company does not retain these contracts for future securitization. Since the contracts are assigned without recourse, the Company's revenue recognition policy for these sales is the same as its revenue recognition policy for cash sales.

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

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Organization and Significant Accounting Policies (Continued)

Shipping and Handling Fees and Costs

     Consistent with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10), the Company classifies shipping and handling amounts billed to customers as revenues. Shipping and handling costs are included as a component of cost of revenues earned. Shipping and handling amounts billed to customers were $193,035 in 2002, $172,909 in 2003, and $226,420 in 2004.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense was $3,427,737 in 2002, $3,392,881 in 2003, and $3,487,051 in 2004. Such expenses are included within selling, general and administrative expenses in the accompanying statement of operations.

Income Taxes

Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions.

Income and Loss per Common Share

     The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 2002, 2003, and 2004 includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration of $.03 per share (see Note 7). Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company recorded losses in 2002, 2003 and 2004, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

     A reconciliation of income (loss) before cumulative effect of an accounting change attributable to common stockholders and net income (loss) attributable to common stockholders used in computing the per share amounts are as follows:

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Organization and Significant Accounting Policies (Continued)

	2002	2003	2004
Income (loss) before cumulative effect of an accounting change	$ 657,951	$(2,173,243)	$(10,280,691)
Preferred stock dividends, net of benefit of conversions and redemption	(880,914)	323,506	-
Income (loss) attributable to common stockholders before cumulative effect of an accounting change	(222,963)	(1,849,737)	(10,280,691)
Cumulative effect of an accounting change	(30,000,000)	-	-
Net income (loss) attributable to common stockholders	$(30,222,963)	$(1,849,737)	$(10,280,691)

Stock Options

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

Net income (loss):	2002	2003	2004
As reported	$(29,342,049)	$(2,173,243)	$(10,280,691)
Pro forma	(29,693,210)	(2,245,585)	(10,308,808)
Net income (loss) attributable to common stockholders:
As reported	(30,222,963)	(1,849,737)	(10,280,691)
Pro forma	(30,574,124)	(1,922,079)	(10,308,808)
Basic and diluted income (loss) per common share:
Basic, As reported	(3.33)	(.20)	(1.12)
Diluted, As reported	(3.33)	(.20)	(1.12)
Basic, Pro forma	(3.37)	(.21)	(1.12)
Diluted, Pro forma	(3.37)	(.21)	(1.12)

The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2002	2004
Interest rate	3.59%	3.93%
Dividends	-	-
Expected volatility	1.62	0.99
Expected life in years	5	5
Estimated fair value	.79	.32

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Organization and Significant Accounting Policies (Continued)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly sensitive to changes include liquidity and debt, revenue recognition, carrying value of goodwill, litigation and allowance for doubtful accounts.

Reclassification of 2003 Balance Sheet

Certain reclassifications have been made to the December 31, 2003 balance sheet to conform to the December 31, 2004 classification. These reclassifications had no effect on total assets.

New Accounting Pronouncements

     FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  This will apply to awards granted or modified after June 15, 2005.  Compensation cost will also be recorded for prior option grants that vest after the date of adoption.  The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense which will not have a material effect on the financial statements and there will be no significant effect on the financial position as total equity will not change.

     FAS 151 amends inventory pricing to require expensing costs such as idle facility expense, excess spoilage, double freight, and re-handling costs, rather than capitalizing as part of inventory.  This replaces prior guidance to expense such costs only if they were "so abnormal" as to require expensing, and applies for fiscal years beginning after June 15, 2005. The effect of this new standard on the Company's financial position and results of operations is not expected to be material upon and after adoption.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

2. Property and Equipment

Property and equipment at December 31 consists of the following:

	2003	2004
Building improvements	$1,037,222	$1,059,164
Manufacturing equipment	1,094,460	1,230,070
Furniture, fixtures and equipment	1,236,151	1,440,497
Computer equipment and software	1,779,484	1,988,791
Autos and trucks	1,570,061	1,843,394
	6,717,378	7,561,916
Less accumulated depreciation	(4,041,375)	(4,806,555)
	$2,676,003	$2,755,361

During the fiscal year 2003, $297,248 of additions to property and equipment were financed. In 2004, the amount of additions financed was $671,493.

3. Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 was effective for the Company as of January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized and are reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

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

     Upon adoption of the accounting standard, the Company completed the first step analysis under the requirements of the standard and determined that goodwill was impaired. Fair values of the Company's reporting units were determined using a capitalized cash flow technique. The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values. Management determined that the fair value of tangible assets and liabilities did not differ significantly from book value, and that the Company's identifiable intangible assets do not have separately identifiable value, nor do they have measurable value if sold in conjunction with tangible assets.

     Mercer Capital performed the goodwill analysis under the Company's direction. Mercer Capital adheres to the ethical standards set by the American Society of Appraisers and the Association for Investment Management

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

3. Goodwill (Continued)

and Research. Their reports conform to the Uniform Standards of Professional Appraisal Practice and to the Business Valuation Standards of the American Society of Appraisers. The Company also evaluated the resumes of the specific professionals performing the work. Mercer assisted in developing the primary assumptions, such as projected cash flows and capitalization rates and to perform the valuation to apply to the reporting units. After its initial evaluation on January 1, 2002, the Company chose September 30 as its annual valuation date. The Company initially defined reporting unit below the segment level but later determined that for the valuation performed at September 30, 2002 and for subsequent valuations, it will be appropriate to define the reporting unit at the segment level due to further integration of the Company's operations. The annual calculations allocated debt and interest expense between the manufacturing and retail segments based on the relative amounts of inter-company debt reflected on the respective segment's balance sheet. Management discussed assumptions used by Mercer and became satisfied that Mercer Capital used proper assumptions.

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

     In 2004, Mercer Capital performed its annual impairment review for goodwill and other intangible assets on the Company's behalf and based on their review, management recorded an additional non-cash charge of $10.0 million, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $10.0 million impairment charge reduces the carrying value of goodwill at the retail segment. The $10.0 million charge at the retail segment reflects the segment's lower than expected performance. The impairment charges are non-cash in nature and do not affect the Company's liquidity.

Information regarding goodwill by segment is as follows:

	Manufacturing Segment	Retail Segment	Total
Carrying amount of goodwill at December 31, 2001	$ 4,017,782	$ 54,340,960	$58,358,742
Impairment charge upon adoption of SFAS No. 142	(2,547,219)	(27,452,781)	(30,000,000)
Goodwill at December 31, 2002 and 2003	1,470,563	26,888,179	28,358,742
Impairment charge in 2004 in accordance with SFAS No. 142	-	(10,000,000)	(10,000,000)
Goodwill at December 31, 2004	$ 1,470,563	$ 16,888,179	$18,358,742

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

4. Uncompleted Contracts

Costs and billings on uncompleted contracts at December 31 are as follows:

	2003	2004
Costs incurred on uncompleted contracts	$857,821	$739,574
Billings to date	(838,901)	(968,284)
	$ 18,920	$ (228,710)

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	2003	2004
Costs in excess of billings on uncompleted contracts	$ 560,617	$ 390,989
Billings in excess of costs on uncompleted contracts	(541,697)	(619,699)
	$ 18,920	$ (228,710)

5. Leases

     The Company and its subsidiaries are lessees under various operating lease agreements for office space, manufacturing facilities, warehouses, equipment and other properties. The Company in general is responsible for all taxes, insurance and utility expenses associated with these leases. Lease renewal options are present in many of the lease arrangements, and range in renewal periods from one to five years. Future minimum rental commitments at December 31, 2004, are as follows:

Year	Related Party Leases	Other Leases	Total
2005	$1,049,248	$ 779,969	$1,829,217
2006	950,444	345,099	1,295,543
2007	-	213,937	213,937
2008	-	112,975	112,975
2009	-	75,366	75,366
Total	$1,999,692	$1,527,346	$3,527,038

     Rent expense was $1,850,848, $1,851,037, and $1,907,261 for the years ended December 31, 2002, 2003, and 2004, respectively. Of these amounts, related party rent expense was $954,852, $966,300, and $989,652 for 2002, 2003, and 2004, respectively.

6. Accrued Expenses

Accrued expenses as of December 31 consist of the following:

	2003	2004
Payroll and related	$ 1,214,160	$ 929,535
Warranties	364,000	339,000
Professional fees	115,530	66,000
Other	379,212	484,795
	$ 2,072,902	$1,819,330

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

An analysis of the warranty liability for 2003 and 2004 follows:

	2003	2004

Warranty accrual from above	$ 364,000	$ 339,000
Warranty accrual classified as long-term	173,492	130,794
Total	$ 537,492	$ 469,794

Beginning balance	$ 627,494	$ 537,492
Accrued warranty	175,200	171,680
Serviced warranty	(173,202)	(214,378)
Change in estimate	(92,000)	(25,000)
Ending balance	$ 537,492	$ 469,794

7. Long-term Debt

Long-term debt at December 31 consists of the following:

	2003	2004
Series A, B and C senior debt	$10,158,348	$11,123,447
Senior subordinated promissory note	3,989,709	4,059,958
Obligations related to guarantors of bank revolving line of credit	2,234,500	2,254,000
Other	672,541	799,547
	$17,055,098	$18,236,952
Less current portion	544,795	437,429
Long-term portion	$16,510,303	$17,799,523

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

The following is a schedule by years of future maturities of long-term debt as of December 31, 2004:

2005	$ 437,429
2006	17,379,961
2007	147,590
2008	159,127
2009	112,845
Total	$ 18,236,952

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

     The settlement with PNC was consummated by restatement of the original PNC note dated August 31, 1998 and by issuing (i) a Series A sub-note payable to GE Equity in the amount of $3,000,000; (ii) Series B sub-notes payable to each of the Series B lenders (officers, directors, employees and consultants) in the total amount of $2,250,000; and (iii) a new Series C sub-note payable to GE Equity in the amount of $6,250,000 face amount ($4,750,000 net of debt discount) representing a portion of GE Equity's original subordinated note of $10,000,000. Also, GE Equity agreed to add interest on this $6,250,000 senior debt to principal through December 31, 2001. The GE Equity subordinated debt originally had a face amount of $10,000,000 and at December 31, 2000 had a balance of $7,600,000 net of debt discount ($7,900,000 with deferred interest). Since $6,250,000 of this debt became senior debt, the

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

7. Long-term Debt (Continued)

remaining face amount was $3,750,000 ($2,850,000 net of debt discount). The maturity date of the subordinated debt was changed from July 2002 to April 30, 2004. Also, GE Equity agreed to add interest on the subordinated debt to principal for the fourth quarter of 2000 and all of 2001.

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

     On June 30, 2003, the Company again restructured its long-term debt. GE Equity holds Series A debt, Series C debt and other subordinated debt. Under the restructuring agreements, GE Equity reduced the interest rate on both series of debt from 10% to 8% and from 12% to 8% on the subordinated debt. Additionally, GE Equity converted, in a non-cash transaction, $1 million of the subordinated debt to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through March 22, 2013 and were determined to have a fair value of $204,000. ThermoView's debt maturities were extended by two years to June 30, 2006, and to July 31, 2006 for the subordinated debt.

     The June 30, 2003 debt restructuring contained revised terms as to principal repayment and the achievement of certain covenants and ratios. The Company satisfied all ratios and covenants as of September 30, 2003. However, during the fourth quarter of 2003 it became apparent that the Company would not meet required covenants and ratios at December 31, 2003 and might not be able to meet scheduled interest and principal payments during 2004. As a result, GE Equity agreed to restate repayment terms and covenants and ratios as of December 31, 2003.

     The Company satisfied all of the revised ratios and covenants discussed above during and through September 30, 2004. After the fourth quarter of 2004, it became apparent that the Company would not meet required covenants and ratios at December 31, 2004 and might not be able to meet scheduled interest and principal payments during 2005. As a result, the Company began negotiations in March of 2005 with GE Equity and GE Equity agreed to restate repayment terms and EBITDA covenants through the maturity date of the debt as follows:

a)	ThermoView had a covenant violation at December 31, 2004.
b)

ThermoView must achieve certain revised quarterly and/or trailing twelve-month EBITDA levels. The first measurement date for EBITDA levels in 2005 is June 30, with a minimum EBITDA level of $2,754,000 by year end 2005.

c)

Principal can be deferred on Series A and B senior sub-notes from February, 2005 through January 2006 and principal can be deferred on Series C senior sub-notes from April, 2005 through January 2006 resulting in a reduction in debt repayment of $1,200,000 and $550,000 respectively.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

7. Long-term Debt (Continued)

d)

Interest on the subordinated promissory note from January 1, 2005 through March 31, 2005 will be postponed and paid equally between and in conjunction with the June 30, 2005 and September 30, 2005 quarterly interest payments.

e)	Principal repayments of $100,000 per month will resume on the Series A and B senior sub-notes beginning February 28, 2006.
f)	Principal repayments on the Series C senior sub-note will resume February 28, 2006 through maturity at $100,000 per month.

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

     At December 31, 2004, $2,218,344 of Series A, $7,209,170 of Series C, and $4,059,958 of senior subordinated promissory note (an aggregate of $13,487,472) represent amounts owed to GE Equity. This also represents the face amount since debt discount accretion was concluded during 2004.

Cash paid for interest was $1,579,884, $1,226,662, and $305,258 for 2002, 2003, and 2004, respectively.

Interest expense on related party debt was $194,776, $189,043, and $152,467 for 2002, 2003, and 2004, respectively.

The fair value of the Company's $18,236,952 of long-term debt at December 31, 2004 approximates its recorded value.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

8. Mandatorily Redeemable Preferred Stock (Continued)

     In December 2000, the holders of the $6,000,000 of mandatorily redeemable Series C preferred stock agreed to convert all of their $6 million of preferred stock, including related warrants, into a warrant to purchase 1,100,000 shares of common stock of the Company at an exercise price of $.28 per share. The warrant was exercisable at any time until April 22, 2004. The holder of the warrant had certain demand and piggy-back registration rights with respect to common stock underlying the warrant. In 2001, 150,000 shares were purchased, and in 2002, the balance of 950,000 shares was purchased in a cashless exercise, resulting in the issuance of 878,255 common shares.

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

     The remaining approximate 21% or $1.5 million of the Series D preferred stock was converted into 300,000 shares of 12% Series E cumulative preferred stock ($.001 par value and $5.00 stated value). The Series E preferred stock is senior to the common stock of the Company and is on parity with the Series D preferred stock. (The undeclared cumulative dividends at December 31, 2004 amount to $1,601,777 and $979,523 for the Series D and E, respectively.) The shares of Series E preferred stock are not convertible into common stock, have no voting rights and contain no registration rights. The Series E has a mandatory redemption provision which requires 20% annual redemption of this

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

8. Mandatorily Redeemable Preferred Stock (Continued)

preferred stock, in addition to other series of preferred stock on a parity basis, over a period of five years, beginning October 1, 2001 (revised to July 1, 2004 and in 2003 revised to August 31, 2006).

     In connection with the June 30, 2003 debt restructuring, ThermoView's preferred stock holders converted $1 million worth of Series D preferred stock to 680,000 common stock warrants at 28 cents per share. These warrants are exercisable through June 30, 2013 and were determined to have a fair value of $204,000. Also, the Series D and E preferred stock holders agreed to reduce the dividend rate on the remainder of the preferred holdings from 12% to 8%, to defer cash dividends until the Series A and B debt is retired, and to extend the date for mandatory redemption to August 31, 2006.

     The Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities," effective for companies for the first interim period beginning after June 15, 2003. The new rule requires accounting for some financial instruments as liabilities that under previous guidance were accounted for as equity or between liabilities and equity ("mezzanine"). The Company has previously reported mandatorily redeemable preferred stock series D and E in prior periods in the mezzanine section of the balance sheet. With the Company's adoption of this standard on July 1, 2003, the mandatorily redeemable preferred stock is included as a component of liabilities, described as "preferred shares subject to mandatory redemption." Prior periods are not restated when SFAS 150 is applied.

Preferred shares subject to mandatory redemption is comprised of the following:

Series D: Par value of $.001 with an aggregate redemption amount and liquidation preference of $5,500,677 at December 31, 2004. Total shares authorized - 1,500,000 shares; shares issued and outstanding 756,900 as of December 31, 2003 and December 31, 2004. The date of the mandatory redemption is August 31, 2006.

Series E: Par value of $.001 with an aggregate redemption amount and liquidation preference of $2,718,732 at December 31, 2004. Total shares authorized - 500,000; shares issued and outstanding - 336,600 as of December 31, 2003 and December 31, 2004. The date of the mandatory redemption is August 31, 2006.

     In addition, upon adoption of SFAS 150, dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense on mandatorily redeemable preferred stock in the statement of operations.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

9. Income Taxes

Significant components of income tax expense for the years ended December 31, 2002, 2003, and 2004 are as follows:

	2002	2003	2004
Current:
Federal	$ -	$ -	$ -
State	(45,000)	47,573	19,762
	(45,000)	47,573	19,762
Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
Income tax expense (benefit)	$ (45,000)	$ 47,573	$ 19,762

     A reconciliation of income tax expense with the expected amount computed by applying the federal statutory income tax rate to income (loss) before income taxes for the years ended December 31, 2002, 2003, and 2004 is as follows:

	2002	2003	2004
Income tax benefit computed at federal statutory tax rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.8)	1.5	.1
Nondeductible goodwill amortization	-	-	17.2
Tax benefit never realized on expired stock options	-	58.6	-
Valuation allowance against deferred tax assets	(40.1)	(24.8)	16.7
Other	3.6	.9	.2
Total	(7.3)%	2.2%	.2%

Significant components of deferred income taxes as of December 31 are as follows:

	2003	2004
Net operating loss carry forwards	$4,884,000	$ 5,745,000
Allowance for doubtful accounts	210,000	172,000
Warranties	214,000	136,000
Goodwill	3,981,000	4,784,000
Other	(389,000)	(219,000)
Deferred tax assets	8,900,000	10,618,000
Less valuation allowance	(8,900,000)	(10,618,000)
Net deferred tax assets	$ -	$ -

     As of December 31, 2004, the Company has cumulative net operating loss carry forwards of approximately $18 million for federal income tax purposes. These net operating losses expire in 2018 through 2024. Management has concluded that it is more likely than not that the Company's deferred tax assets will not be realized. Accordingly, deferred tax assets have been fully offset by a valuation allowance at December 31, 2003 and 2004.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

9. Income Taxes

Cash paid (refunds received) for income taxes was $(117,414) in 2002, $76,884 in 2003, and $17,910 in 2004.

10. Stockholders' Equity

     In addition to the authorized stock information presented in the Company's balance sheet, the Company's stockholders have authorized the Company to issue up to 3.75 million shares of common stock in one or more private placements.

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

Stock option activity is summarized as follows:

	2002	2003	2004
Outstanding, January 1	2,769,713	2,569,305	1,862,300
Granted	342,000	-	94,336
Exercised	(3,000)	-	(10,000)
Forfeited	(539,408)	(707,005)	(649,259)

Outstanding, December 31	2,569,305	1,862,300	1,297,377

Exercisable	2,351,469	1,788,978	1,234,491

Available for grant	94,336	94,336	-

Average exercise price per share:
Outstanding, January 1	$ 3.24	$ 3.29	$ 2.44
Granted	.84	-	.35
Exercised	.63	-	.63
Outstanding, December 31	3.05	2.37	2.04
Exercisable, December 31	3.29	2.44	2.13

Weighted average grant date fair value of options granted during the year	$ .79	-	.32

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

10. Stockholders' Equity (Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2004:

Options Outstanding
Number Outstanding	Weighted Exercise Price	Weighted Remaining Contractual Life
293,225	$.54	6.97
196,000.80		7.85
651,000.90		6.75
50,000	1.02	7.28
107,152	15.83	4.01
1,297,377	$2.04	6.76

Non-Employee Stock Options and Purchase Warrants

     Since inception, the Company has issued various non-employee stock options and purchase warrants. Refer to Notes 7 and 8 for warrants issued in connection with debt and in connection with the Series C preferred stock.

Other non-employee options and warrants (not related to debt transactions) issued are as follows:

	2002	2003	2004
Outstanding, January 1	990,799	410,650	325,500
Granted	-	-	-
Exercised	-	-	-
Forfeited	(580,149)	(85,150)	(125,500)

Outstanding, December 31	410,650	325,500	200,000

Average exercise price per share:
Outstanding, January 1	$10.11	$8.53	$6.46
Granted	-	-	-
Forfeited	11.23	16.44	7.98
Outstanding, December 31	8.53	6.46	5.50
Exercisable, December 31	8.53	6.46	5.50

Common Shares Reserved

The following table summarizes the number of shares of common stock reserved for future issuance as of December 31, 2004:

Employee stock options:
Options granted	1,297,377
Stock purchase warrants issued in connection with:
GE Equity senior subordinated promissory note	561,343
2001 Restructure transaction	1,157,030
2003 Restructure transaction	1,360,000
Other stock purchase warrants	200,000
Total	4,575,750

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

11. Employee Benefit Plans

     The Company has a defined contribution 401(k) profit sharing plan and trust for the benefit of all its employees, subject to certain age and service requirements. Plan participants may make salary reduction contributions to the plan which are subject to Internal Revenue Service contribution limitations. The Company makes matching employer contributions of twenty-five percent of the first six percent of the employees' contributions. Employee contributions vest immediately. In 2003, Company stock was added as a fund option in the Company's defined contribution 401(k) profit sharing plan. Employer contributions vest over a six-year period. The Company contributed $221,948 to this plan in 2002, $182,535 in 2003, and $177,018 in 2004.

12. Contingencies and Commitments

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against us alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to our previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, we reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Clemmens sought a judicial determination that our March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. The Jefferson Circuit Court initially issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling, and on February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to us and awarded judgment to Clemmens against us. We then sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final, appealable judgment which allowed Clemmens to seek collection against us for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($200,000 through December 31, 2004). On May 19, 2003, we appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003 with the guarantee of GE Capital Equity, we posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, we entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, we made payments of $50,000 monthly for the months of July through December, 2003 and 2004 and $30,000 monthly during the months January through June, 2004. We discontinued making payments in October, 2004 due to our interim appellate success, detailed below. At December 31, 2004, we included $630,000 on the accompanying balance sheet as

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

other assets, restricted cash. We believe that the outcome of this litigation will be in our favor and should be concluded in less than twelve months. Further, in the event that we prevail upon the appeal and no amounts are drawn upon the bond, we will apply the balance of the sinking fund to the Series A and B notes on a pro-rata basis. We have presented the sinking fund as other assets, restricted cash. In consideration for the supercedeas bond agreement, we agreed to pay to GE Capital Equity a fee of 2.5% of the face amount of the bond and granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. On October 8, 2004, the Kentucky Court of Appeals issued a four-page 3-0 decision in our favor, reversing the trial court. The Kentucky Court of Appeals agreed with us that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision, which the Kentucky Court of Appeals denied. On January 8, 2005, Clemmens sought discretionary review from the Supreme Court of Kentucky. The parties have fully briefed the request for discretionary review, and we expect a decision within the next two to four months. If the Supreme Court of Kentucky rejects Clemmens' request for discretionary review, the matter will be remanded to the trial court for further proceedings consistent with the appellate decision that Clemmens is not now entitled to the repayment of principal of his guarantee. Alternatively, if the Supreme Court of Kentucky decides to accept discretionary review, the parties will file briefs and present oral arguments on the issues. In that instance, we would expect a ruling from the Supreme Court of Kentucky within eighteen to twenty-four months of its accepting discretionary review. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. We have evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believe that we have recorded adequate liabilities on our balance sheet as of December 31, 2004. While we believe that the ultimate resolution of this Clemmens matter on appeal will be favorable to us, an adverse final determination of our position regarding this matter could have a material adverse effect on cash flow and our financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against us, Mr. Maxwell would likely pursue the identical action against us and the other $500,000, plus interest, guaranteed by Maxwell could become payable by us without any sinking fund as set aside for the Clemmens guarantee.

     We are subject to other legal proceedings and claims, which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is our opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations and financial condition.

13. Segment Information

     The Company's business units have separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors and related home improvement products industry in various states in the Midwest and in Southern California. The business units have been aggregated into two reportable operating segments: retail and manufacturing.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

13. Segment Information (Continued)

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

Segment information for 2002 was as follows:

	Retail	Manufacturing	Corporate and Other(a)	Consolidated
Revenues from external customers	$79,662,391	$6,331,532	$365,155	$86,359,078
Intersegment revenues	-	897,346	-	897,346
Depreciation and amortization	646,263	195,151	218,692	1,060,106
Income (loss) from operations	4,367,526	672,713	(2,022,976)	3,017,263
Interest expense	47,836	18,072	2,538,931	2,604,841
Interest income	17,726	14,257	27,191	59,174
Cumulative effect of an accounting change- impairment of goodwill	27,452,781	2,547,219	-	30,000,000
Total assets	34,150,383	4,119,799	2,222,982	40,493,164
Additions to long-lived assets:
Property and equipment	818,946	123,248	117,947	1,060,141

Segment information for 2003 was as follows:

	Retail	Manufacturing	Corporate and Other(a)	Consolidated
Revenues from external customers	$64,585,471	$5,187,436	$306,904	$70,079,811
Intersegment revenues	-	846,276	-	846,276
Depreciation and amortization	565,710	130,020	125,398	821,128
Income (loss) from operations	2,019,652	254,268	(1,643,562)	630,358
Interest expense including mandatorily redeemable preferred stock	50,907	10,487	2,764,966	2,826,360
Interest income	15,075	8,185	2,172	25,432
Unusual credit-gain on conver- sion of debt to warrants	-	-	796,000	796,000
Total assets	33,047,465	3,556,567	1,889,877	38,493,909
Additions to long-lived assets:
Property and equipment	721,268	5,178	76,689	803,135

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

13. Segment Information (Continued)

Segment information for 2004 was as follows:

	Retail	Manufacturing	Corporate and Other(a)	Consolidated
Revenues from external customers	$63,733,500	$4,713,934	$413,679	$68,861,113
Intersegment revenues	-	2,104,306	-	2,104,306
Impairment of goodwill	10,000,000	-	-	10,000,000
Depreciation and amortization	575,592	120,047	190,172	885,811
Income (loss) from operations	(6,471,622)	198,982	(1,638,498)	(7,911,136)
Interest expense	102,828	6,996	2,222,185	2,332,009
Interest income	12,357	7,610	-	19,967
Total assets	21,872,079	4,240,582	4,037,723	30,150,384
Additions to long-lived assets:
Property and equipment	503,238	43,481	297,819	844,538

(a) Revenue from external customers under Corporate is mainly rebate programs established with material vendors and financing companies.

14. Joint Venture

     In October 2001, the Company and Royal Group Technologies Limited formed a joint venture, which purchased certain assets consisting primarily of manufacturing equipment of Complast, Inc. for $1,100,000. Complast was a supplier of extruded components for the manufacture of window systems, originally located in Minneapolis, Minnesota. The joint venture is located in Winnipeg, Manitoba, Canada, in one of Royal Group's manufacturing plants.

     Under the terms of the agreement, ThermoView owns 40 percent of the joint venture and Royal Group owns 60 percent. Additionally, ThermoView agreed to purchase extrusions from the joint venture or an affiliate of the Royal Group for seven years, subject to meeting demand, being price competitive and meeting industry quality standards. The Company's interest in this joint venture is accounted for using the equity method. The joint venture produces and sells extrusions consisting of composites of acrylonitrile butadiene styrene (ABS) and other materials. Purchases by ThermoView represented 30% of the joint venture's total revenue in 2003 and 43% of total revenue in 2004. The joint venture's revenue approximated $2.9 million in 2003 and $3.2 million in 2004.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

15. Selected Quarterly Data (Unaudited)

Quarterly data for 2003 was as follows:

	First(1)	Second	Third	Fourth
Revenues	$16,193,013	$18,112,855	$19,307,308	$16,466,635
Gross profit	7,736,792	8,868,778	9,583,655	7,559,118
Net income (loss)	(1,526,703)	240,326	292,264	(1,179,130)
Net income (loss) attributable to common stockholders	(1,758,200)	795,329	292,264	(1,179,130)
Basic income (loss) per common share	(0.19)	.09	.03	(.13)
Diluted income (loss) per common share	(0.19)	.08	.03	(.13)

Quarterly data for 2004 was as follows:

	First(1)	Second	Third(2)	Fourth
Revenues	$14,839,140	$19,110,764	$18,204,373	$16,706,836
Gross profit	6,972,041	9,360,741	8,974,525	8,014,088
Impairment of goodwill	-	-	(10,000,000)	-
Net income (loss)	(1,503,939)	619,194	(9,580,416)	184,470
Net income (loss) attributable to common stockholders	(1,503,939)	619,194	(9,580,416)	184,470
Basic income (loss) per common share	(0.16)	.07	(1.04)	.02
Diluted income (loss) per common share	(0.16)	.07	(1.04)	.02

(1) The Company's business is seasonal, with the lowest sales and profitability experienced in the first quarter due to winter weather.
(2) The company recorded an impairment of goodwill in connection with its annual valuation of goodwill.

16. Subsequent Events

As discussed in note (7), we have revised our loan agreements with our key lender, GE Equity, as of March 9th and March 29th, 2005.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of ThermoView's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in ThermoView's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding directors appearing in ThermoView's Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on May 18, 2005 (the "2005 Proxy Statement") is incorporated herein by reference. Information regarding executive officers appearing under "Executive Compensation" in the 2005 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

Information appearing under "Executive Compensation" in the 2005 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under "Voting Securities" in the 2005 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under "Certain Relationships and Related Transactions" in the 2005 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information appearing under "Independent Auditors Fees" in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A. Index To Financial Statements

1.	Financial Statements (Included Under Item 8):
The Index to the Consolidated Financial Statements of ThermoView Industries, Inc. is included on page 33 of this Form 10-K and is incorporated herein by reference.

2.	Financial Statement Schedules:
The following consolidated financial statement schedule of ThermoView Industries, Inc. is included:

Schedule II Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

B. Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (page 69), which index is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Commonwealth of Kentucky, on the 5th day of April, 2005.

ThermoView Industries, Inc.

By: /s/ Stephen A. Hoffmann
Stephen A. Hoffmann,
Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Hoffmann Stephen A. Hoffmann	Chairman of the Board (principal executive officer)	April 5, 2005

/s/ Charles L. Smith Charles L. Smith	Chief Executive Officer and Director	April 5, 2005

/s/ David A. Anderson David A. Anderson	Chief Financial Officer (principal financial and accounting officer)	April 5, 2005

/s/ Robert L. Cox Robert L. Cox	Director	April 5, 2005

/s/ Raymond C. Dauenhauer, Jr. Raymond C. Dauenhauer, Jr.	Director	April 5, 2005

/s/ J. Sherman Henderson, III J. Sherman Henderson, III	Director	April 5, 2005

/s/ Bruce C. Merrick Bruce C. Merrick	Director	April 5, 2005

/s/ George T. Underhill George T. Underhill	Director	April 5, 2005

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

10.1	--	First Amendment to Amended and Restated Series A Promissory Note dated March 9, 2005
10.2	--	First Amendment to Amended and Restated Series B Promissory Notes dated March 9, 2005
31.1	--	Rule 13a-14(a) Certification of Charles L. Smith for the Form 10-K for the year ended December 31, 2004.
31.2	--	Rule 13a-14(a) Certification of David A. Anderson for the Form 10-K for the year ended December 31, 2004.
32.1	--	18 U.S.C. Section 1350 Certifications of Charles L. Smith and David A. Anderson for the Form 10-K for the year ended December 31, 2004.

SCHEDULE A TO INDEX TO EXHIBITS

Exhibit Number 10.2 Amended and Restated Series B Promissory Note dated as of March 9, 2005, was executed by the registrant and issued to the individuals in the amounts specified:

Name	Amount
Bruce Merrick	$ 24,833.33
Emerging Business Solutions	35,476.19
George T. Underhill	24,833.33
J. Sherman Henderson	24,833.33
Mitchell W. Wexler	70,952.38
Raymond C. Dauenhauer	24,833.33
Robert L. Cox II	107,583.67
Ronald L. Carmicle	24,833.33
Stephen Townzen	35,476.19
Stephen A. Hoffmann	92,238.10
Charles L. Smith	333,476.19
Robert L. Cox	177,380.95
Daniel F. Dooley	17,932.10
Dart Investors, LLC	603,095.24

Schedule II - Valuation and Qualifying Accounts ThermoView Industries, Inc. December 31, 2004
Column A	Column B	Column C		Column D	Column E
Descriptions	Balance at Beginning of Period	Additions		Deductions- Describe	Balance at End of Period
		Charge to Costs and Expenses	Charged to Other Accounts- Describe

Year Ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$ 413,000	$ 57,000	$ -	$(126,000)(1)	$ 344,000
Reserve for losses on finance receivables	152,000	-	-	(152,000)(1)	-
Total	$ 565,000	$ 57,000	$ -	$(278,000)	$ 344,000

Year Ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$ 344,000	$ 90,000	$ -	$ (89,000)(1)	$ 345,000
Reserve for losses on finance receivables	-	-	-	-	-
Total	$ 344,000	$ 90,000	$ -	$ (89,000)	$ 345,000

Year Ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$ 345,000	$ 78,000	$ -	$ (73,000)(1)	$ 350,000
Reserve for losses on finance receivables	-	-	-	-	-
Total	$ 345,000	$ 78,000	$ -	$ (73,000)	$ 350,000

(1) Uncollectible accounts written off, net of recoveries.