Form 10-Q
period 2005-03-31
THERMOVIEW INDUSTRIES INC
filed 2005-05-23
CIK 1083753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________
FORM 10-Q
_______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, 8,638,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

THERMOVIEW INDUSTRIES, INC.
TABLE OF CONTENTS

Part I Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition

Part II Other Information

Item 1. Financial Statements

ThermoView Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2004	2005
Assets
Current assets:
Cash and equivalents........................................	$ 316,351	$ 43,778

Receivables:
Trade, net of allowance for doubtful accounts of $350,225 in 2004 and $332,745 in 2005............................	3,570,036	3,067,477
Other.....................................................	228,680	626,315
Costs in excess of billings on uncompleted contracts........	390,989	654,523
Inventories.................................................	2,435,625	2,577,831
Prepaid expenses and other current assets...................	875,651	1,465,930
Total current assets..........................................	7,817,332	8,435,854
Property and equipment, net of depreciation...................	2,755,361	2,750,679
Other assets:
Goodwill....................................................	18,358,742	18,358,742
Other assets................................................	1,218,949	1,215,160
	19,577,691	19,573,902
Total assets..................................................	$ 30,150,384	$ 30,760,435

Liabilities and stockholders' capital deficiency
Current liabilities:
Accounts payable............................................	$ 4,298,356	$5,320,458
Accrued expenses............................................	1,819,330	2,551,919
Billings in excess of costs on uncompleted contracts........	619,699	813,255
Income taxes payable........................................	66,672	52,472
Current portion of long-term debt...........................	437,429	529,654
Total current liabilities.....................................	7,241,486	9,267,758
Long-term debt................................................	17,799,523	17,518,772
Preferred shares subject to mandatory redemption..............	8,219,409	8,381,547
Other long-term liabilities...................................	519,194	555,164
Total liabilities.............................................	33,779,612	35,723,241

Stockholders' capital deficiency:
Preferred stock, 2,975,000 shares authorized:
Series A, $.001 par value; none issued....................	-	-
Series B, $.001 par value; none issued....................	-	-
Common stock, $.001 par value; 25,000,000 shares authorized; 8,638,716 shares issued and outstanding at December 31, 2004 and 8,638,716 shares issued and outstanding at March 31, 2005.............................	8,638	8,638
Paid-in capital.............................................	64,537,449	64,537,449
Accumulated deficit.........................................	(68,175,315)	(69,508,891)
Total stockholders' capital deficiency........................	(3,629,228)	(4,962,806)
Total liabilities and stockholders' capital deficiency........	$ 30,150,384	$ 30,760,435

See accompanying notes.
2

ThermoView Industries, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,

	2004	2005

Revenues	$ 14,839,140	$ 14,256,726

Cost of revenues earned	7,867,099	7,896,547

Gross profit	6,972,041	6,360,179

Selling, general and administrative expenses	7,480,599	6,970,167
Depreciation expense	212,598	203,351
Amortization expense	12,983	168

Loss from operations	(734,139)	(813,507)

Equity in earnings (loss) of joint venture	(3,335)	1,821
Interest expense	(768,651)	(527,777)
Interest income	5,563	5,887

Loss before income taxes	(1,500,562)	(1,333,576)

Income tax expense (benefit)	3,377	-

Net loss	$ (1,503,939)	$ (1,333,576)

Basic and diluted loss per common share	$ (0.16)	$ (0.14)

See accompanying notes.
3

ThermoView Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,

	2004	2005

Operating activities
Net loss	$(1,503,939)	$(1,333,576)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	225,581	203,519
Accretion of debt discount	188,160	-
Accrued interest on preferred shares subject to redemption	148,818	162,138
Interest added to principal	410,079	-
Equity in income of joint venture	3,335	(1,821)
Changes in operating assets and liabilities	470,245	1,078,923
Net cash provided by (used in) operating activities	(57,721)	109,183

Investing activities
Payments for purchase of property and equipment	(77,841)	(71,707)
Other	7,946	5,439
Net cash used in investing activities	(69,895)	(66,268)

Financing activities
Increase in long-term debt	353,002	17,066
Payments of long-term debt	(169,836)	(332,554)
Amount escrowed for special purposes	(60,000)	-
Exercise of options	6,250	-
Net cash provided by (used in) financing activities	129,416	(315,488)
Net increase (decrease) in cash and equivalents	1,800	(272,573)
Cash and equivalents at beginning of period	211,449	316,351
Cash and equivalents at end of period	213,249	43,778

See accompanying notes.
4

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. Operating Losses, Cash Flow and Management's Plan

     During the first quarter of 2005, the Company incurred a net loss to common shareholders of $1,333,576, compared to a net loss in the first quarter of 2004 of $1,503,939.  The first quarter 2005 net loss would have been more by $416,000 had it not been for the change in compensation method for certain employees as described in the fourth paragraph of this section.

     The Company's net cash provided by operating activities for the first three months of 2005 was $109,183 as compared to net cash (used in) operating activities of $(57,721) during the first three months of 2004. The Company would have used more cash had it not been for a slow-down in payment of routine vendor payables. Accounts payable increased by $1,022,102 from December 31, 2004, to March 31, 2005. This increase in accounts payable of $1,022,102 is $610,644 more than the $411,458 increase in accounts payable that occurred in the first quarter of 2004.

     Revenue decreased by $582,414 from first quarter 2004 to first quarter 2005. The decrease in revenue was due to interruptions in the installation process, which is how the Company recognizes revenue. These interruptions were caused by a shortage of qualified installation staff caused in part by low unemployment rates in the construction industry which is due primarily to a robust new construction market.

The Company's income and (loss), by month, in the first quarter of 2004 and 2005, are as follows:

	2004	2005
January	$ (729,086)	$ (595,282)
February	(586,954)	(773,244)
March	(187,899)	34,950

     The Company recorded as advances approximately $416,000 of incentive commissions in March of 2005, that were expensed in prior periods, as a one time benefit recognized in the first quarter of 2005. The effect of this change was to increase other receivables and to decrease selling, general and administrative expenses by $416,000 in the first quarter of 2005. During 2004, the Company implemented changes in the method of compensating certain employees which would allow the Company to record these payments as advances for payments made to marketing, advertising and sales management personnel. The Company migrated from a base salary plus incentive commissions program to a mostly incentive commission only compensation program to alleviate some of the seasonality of the payments with more incentives being paid during the higher sales months than during the slower months. From 2004 to the end of the first quarter of 2005, the Company fully implemented this change in the compensation method. If the changes in the compensation methods had been fully implemented as of December 31, 2004, the effect would have been a benefit of approximately $250,000 on the 2004 financial statements.

     In accordance with its debt agreements, in October of 2004, the Company resumed interest payments and beginning in November 2004, resumed payments of principal. During the fourth quarter of 2004 and into the first quarter of 2005, it was determined that the Company would not be able to meet its cash obligations of its long-term debt payments or comply with the terms of its debt agreements at December 31, 2004 and into 2005 and 2006. Accordingly, the Company entered into negotiations with its principal creditor, GE Capital, to restructure the debt repayment schedules and covenant requirements. In March of 2005, GE agreed to modify its agreements. The new agreements removed the requirement to make principal payments from February 2005 through January 2006 in the amount of $1,750,000 and deferred the first quarter 2005 payment of interest of $81,199 on its subordinated debt until the second and third quarter of 2005.

     Based on the loan agreements amended in March, 2005, interest payments during 2005, on the long-term debt, will be approximately $1.25 million and principal payments will be $100,000. Cash flow forecasts for the next twelve months indicate the Company will generate sufficient cash to meet long-term debt service obligations. The forecast, for the twelve months ending December 31, 2005, projects revenues of $73 million and earnings before interest, income tax, depreciation and amortization of $3.2 million. The forecast for the first quarter of 2005 revenue was $15.4 million and EBITDA of a negative $83,000. The Company believes it will be able to recover the lost revenues and EBITDA by improving operating performance and cash flow over the next twelve months with plans to continue a national marketing effort shifting emphasis from direct marketing to a less expensive media driven advertising model thereby realizing significant cost savings and other cost efficiencies and savings. In October, 2004, the Company consolidated a call center in Orange County California with another call center in San Diego California realizing a significant annual cost savings. In addition to the forecasted improved revenues over the next twelve months, the Company forecasts significant cost savings in 2005 over 2004 because of (i) the expiration of building leases on the discontinued manufacturing operation in St. Louis, Missouri and the re-location of the Wheeling, Illinois retail operation to Peoria, Illinois, which will result in annual savings of approximately $600,000 (ii) consolidation of California call center which will result in annual savings of approximately $300,000, and (iii) continued centralization of administrative and accounting functions which will result in annual savings of approximately $300,000. In the first quarter of 2005 as compared to the first quarter of 2004, the Company's selling, general and administrative expenses decreased from $7.5 million to $7.0 million realizing approximately a $500,000 savings due to the above mentioned initiatives.

     With respect to the classification of debt as non-current, GE Capital revised the loan covenants in March of 2005 to enable the Company to comply with less restrictive covenants. The amended covenants for 2005 and 2006 enable the Company to comply with such covenants in future quarters, assuming achievement of the forecast. Under the revised covenants, there are no compliance requirements for the first quarter of 2005. For the remaining quarters of 2005 and 2006, covenants were less restrictive than in prior agreements. The forecasts for 2005 and 2006 in the following table indicate that it is reasonably possible to meet covenant requirements in future periods:

Period/Calendar Quarter	Minimum EBITDA
Six months ending on June 30, 2005	$934,000
Nine months ending on September 30, 2005	$1,890,000
Twelve months ending on December 31, 2005	$2,754,000
Twelve months ending on March 31, 2006	$3,007,000
Twelve months ending as of the end of each calendar quarter thereafter	$3,049,000

Accordingly, the debt is classified as non-current.

     The Company expects positive cash from operations beginning in the second quarter. In the event the Company does not return to positive cash from operations, the Company will not be able to meet its revised debt covenants, thereby making its long-term debt currently due, and the Company will need to re-evaluate its goodwill for potential further impairment and related write-offs.

     While management believes operating results have stabilized and will improve in 2005, the Company cannot support its current debt level. We have not been able to make meaningful cash payments toward interest or principal in recent years, and would need significant improvement in cash flow from operations to pay interest on a current basis and make any principal payments.

     Our debt matures in June, 2006. Because of our operating results, we will not be able to pay off the debt when due nor can it be reasonably expected another lender will refinance the total debt. Accordingly, we are dependent on our current lender agreeing to extend the maturity of the debt, or attracting equity investors to provide the funding needed to meet our obligations. Due to these and other factors, there is substantial doubt about the Company's ability to continue as a going concern.

     Assets acquired through non-cash capital leases and other financing activities were $126,962 for the three month period ending March 31, 2005 and $80,681 for the three month period ending March 31, 2004.

Income tax expense was $0.00, in the three month period ending March 31, 2005, and $3,377 for the three month period ending March 31, 2004 which represents cash paid for state income tax liabilities.

3. Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three month periods ended March 31, 2004 and 2005, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses attributable to operations for the three-month periods ended March 31, 2004 and 2005, common share equivalents outstanding would be anti-dilutive. Accordingly, basic and diluted earnings per share amounts are the same.

Weighted average shares outstanding were as follows:

Period	Weighted Average Shares Outstanding
For the three months ended March 31, 2004	9,198,960
For the three months ended March 31, 2005	9,200,059

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

Net loss:	2004	2005
As reported	$(1,503,939)	$(1,333,576)
Pro forma	$(1,524,744)	$(1,338,321)

Basic and diluted loss per common share:
Basic and diluted, as reported	$ (.16)	$ (.14)
Basic and diluted, Pro forma	$ (.17)	$ (.15)

5. Long-term Debt and Mandatorily Redeemable Preferred Stock

The majority of the Company's debt matures in June 2006. In the event the Company does not refinance this debt, approximately $13.4 million of debt currently classified as long-term will be classified as current as of June 30, 2005.

As discussed in Note 2, the Company and GE Capital agreed to revise debt terms in March 2005. The key provisions of these agreements are as follows:

(a)

ThermoView must achieve certain revised quarterly and/or trailing twelve-month EBITDA levels. The first measurement date for EBITDA levels in 2005 is June 30, with a minimum EBITDA level of $2,754,000 by year end 2005.

(b)

Principal can be deferred on Series A and B senior sub-notes from February, 2005 through January 2006 and principal can be deferred on Series C senior sub-notes from April, 2005 through January, 2006 resulting in a reduction in debt repayment of $1,200,000 and $550,000 respectively.

(c)

Interest on the subordinated promissory note from January 1, 2005 through March 31, 2005 will be postponed and paid equally between and in conjunction with the June 30, 2005 and September 30, 2005 quarterly interest payments.

(d) Principal repayments of $100,000 per month will resume on the Series A and B senior sub-notes beginning February 28, 2006.
(e) Principal repayments on the Series C senior sub-note will resume February 28, 2006 through maturity at $100,000 per month.

     The holder of $1.2 million of notes-in connection with obligations related to guarantors of a bank revolving line of credit-also agreed to extend the due date of the notes from June, 2004 to September 30, 2006.

6. Segment Information

     For the three-month periods ended March 31, 2004 and 2005, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors, and related home improvement products industry, in various states in the Midwest in addition to locations in Arizona and Southern California. The business units have been aggregated into two reportable operating segments: manufacturing and retail.

Manufacturing

The manufacturing segment includes the businesses that manufacture and sell vinyl replacement windows to the Company's retail segment and to unaffiliated customers.

Retail

The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

Segment information for the three months ended March 31 2004 and 2005, are as follows:

For the three months ended March 31, 2004	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$627,219	$14,136,097	$75,824	$14,839,140
Intersegment revenues	431,383	-	-	431,383
Loss from operations	(151,732)	(70,751)	(511,656)	(734,139)
Total assets	3,886,553	34,318,583	1,585,375	39,790,511

For the three months ended March 31, 2005	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$934,639	$13,013,768	$308,319	$14,256,726
Intersegment revenues	242,129	-	-	242,129
Loss from operations	(268,160)	(139,008)	(406,339)	(813,507)
Total assets	3,847,438	24,158,537	2,754,460	30,760,435

7. Contingencies and Commitments

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against us alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to our previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, we reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Clemmens sought a judicial determination that our March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. The Jefferson Circuit Court initially issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling, and on February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to us and awarded judgment to Clemmens against us. We then sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final, appealable judgment which allowed Clemmens to seek collection against us for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($200,000 through December 31, 2004). On May 19, 2003, we appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003 with the guarantee of GE Capital Equity, we posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, we entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, we made payments of $50,000 monthly for the months of July through December, 2003 and 2004 and $30,000 monthly during the months January through June, 2004. We discontinued making payments in October, 2004 due to our interim appellate success, detailed below. At December 31, 2004, we included $630,000 on the accompanying balance sheet as other assets, restricted cash. We believe that the outcome of this litigation will be in our favor and should be concluded in less than twelve months. Further, in the event that we prevail upon the appeal and no amounts are drawn upon the bond, we will apply the balance of the sinking fund to the Series A and B notes on a pro-rata basis. We have presented the sinking fund as other assets, restricted cash. In consideration for the supercedeas bond agreement, we agreed to pay to GE Capital Equity a fee of 2.5% of the face amount of the bond and granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. On October 8, 2004, the Kentucky Court of Appeals issued a four-page 3-0 decision in our favor, reversing the trial court. The Kentucky Court of Appeals agreed with us that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision, which the Kentucky Court of Appeals denied. On January 8, 2005, Clemmens sought discretionary review from the Supreme Court of Kentucky. On April 13, 2005, the Supreme Court of Kentucky denied Clemmens' motion for discretionary review. The matter has now returned to Jefferson Circuit Court for further proceedings consistent with the appellate rulings. The Jefferson Circuit Court has initially ruled that interest is due and owing, but we have filed a motion to alter or amend the ruling as to the amount and payment of the interest. Whatever the ruling on interest, it is likely the losing party will appeal. The Jefferson Circuit Court is also determining whether to retain the supersedeas bond for the current interest payment issue. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that the recorded liabilities on our balance sheet as of March 31, 2005 are adequate. While management believes that the ultimate resolution of this Clemmens matter on appeal will be favorable to the Company, an adverse final determination of our position regarding this matter could have a material adverse effect on cash flow and our financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against the Company, Mr. Maxwell would likely pursue the identical action and the other $500,000, plus interest, guaranteed by Maxwell could become payable without any sinking fund as set aside for the Clemmens guarantee.

     The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's results of operations and financial condition.

8. Subsequent Events

     On April 28, 2005, management received notice from the staff of The American Stock Exchange ("AMEX") indicating that the Company was not in compliance with Section 1003(a)(i) of the AMEX Company Guide, in that its stockholders' equity is less than $2 million and the Company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; and with Section 1003(a)(ii) of the AMEX Company Guide, in that its stockholders' equity is less than $4 million and the Company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. In order to maintain listing of its Common Stock on AMEX, management must submit a plan by May 31, 2005, advising AMEX of the actions management has taken, or will take, that would bring the Company into compliance with the applicable listing standards. If AMEX accepts the plan, the Company may be able to continue our listing during the plan period of up to 18 months, during which time the Company will be subject to periodic review to determine whether the Company is making progress consistent with the plan. If AMEX does not accept management's plan, or even if accepted, if the Company is not in compliance with the continued listing standards at the end of the 18-month period or does not make progress consistent with the plan during such period, AMEX may initiate delisting proceedings with respect to its Common Stock. Management intends to submit a compliance plan to AMEX by May 31, 2005.

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

     The following should be read in conjunction with the response to Part I, Item 1, of this Report and our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004. Any capitalized terms used, but not defined in this Item, have the same meaning given to them in the Form 10-K.

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

Historical Results of Operations

	Three Months ended March 31,
	2004	2005
	(In thousands)

Revenues.............................................	$ 14,839	$ 14,257
Cost of revenues earned..............................	7,867	7,897

Gross profit.........................................	6,972	6,360
Selling, general and administrative expenses.........	7,481	6,970
Depreciation expense.................................	213	203
Amortization expense.................................	13	0

Loss from operations.................................	(734)	(814)
Equity in earnings (loss) of joint venture...........	(3)	2
Interest expense.....................................	(769)	(528)
Interest income......................................	6	6

Loss before income taxes.............................	(1,501)	(1,334)
Income tax benefit...................................	3	0

Net loss.............................................	(1,504)	(1,334)
Less non-cash Series D and E preferred stock dividends	-	-

Net loss attributable to common stockholders.............................	$ (1,504)	$ (1,334)

Three months ended March 31, 2004 Compared to Three Months Ended March 31, 2005

     Revenues. Revenues decreased from $14.8 million for the first quarter of 2004 to $14.3 million for the first quarter of 2005. The $.58 million decrease in revenue from first quarter 2004 to first quarter 2005 was primarily due to interruptions in the installation process, which is how the Company recognizes revenue. These interruptions were the result of inclement weather in various markets and a shortage of qualified installation staff caused in part by low unemployment rates in the construction industry which is due primarily to a robust new construction market.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $7.0 million in the first quarter of 2004 to $6.4 million in the first quarter of 2005. As a percentage of revenues, gross profit decreased from 47.0% in the first quarter of 2004 to 44.6% in the first quarter of 2005. This decrease in gross profit percentage results partly because some costs of goods sold at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the first quarter of 2005 compared to the first quarter of 2004 and partly because the cost of our installed products is increasing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $7.5 million in the first quarter of 2004 to $7.0 million in the first quarter of 2005. Selling, general and administrative expenses as a percentage of revenue decreased from 50.4% in the first quarter of 2004 to 48.9% in the first quarter of 2005. In March of 2005, we recorded as advances approximately $416,000 of incentive commissions that were expensed in prior periods as a one time benefit recognized in the first quarter of 2005. The effect of this change was to increase other receivables and to decrease selling, general and administrative expenses by $416,000 in the first quarter of 2005. During 2004, we implemented changes in the method of compensating certain employees which would allow us to record these payments as advances for payments made to marketing, advertising and sales management personnel. We migrated from a base salary plus incentive commissions program to a mostly incentive commission only compensation program to alleviate some of the seasonality of the payments with more incentives being paid during the higher sales months than during the slower months. From 2004 to the end of the first quarter of 2005, we fully implemented this change in the compensation method. If we had fully implemented the changes in the compensation methods as of December 31, 2004, the effect would have been a benefit of approximately $250,000 on the 2004 financial statements.

Depreciation Expense. Depreciation expense decreased from $213,000 in the first quarter of 2004 to $203,000 in the first quarter of 2005, reflecting a fairly constant amount of property and equipment.

Interest Expense. Interest expense decreased from $769,000 in 2004 to $528,000 in 2005. The decrease results from lower interest rates and lower levels of debts after principal payments.

     Income Tax Expense (Benefit). Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and no deferred income taxes have been recorded in 2004 or 2005. Income tax expense (benefit), in the first quarter of 2004 and 2005 relates to some minor state tax refunds and minor state tax expense.

     Non-Cash Dividends. There were no non-cash dividends due to the adoption of SFAS 150 wherein dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense in the statement of operations.

Liquidity, Capital Resources and Management's Plan

As of March 31, 2005, we had cash and equivalents of $43,778, $17.5 million of long-term debt, net of current maturities, and $8.4 million of mandatorily redeemable preferred stock.

Our operating activities for the three months ended March 31, 2004, used $57,721 of cash. Our operating activities for the three months ended March 31, 2005, provided $109,183 of cash.

     The use of cash for investing activities of $69,895 in the first quarter of 2004 and $66,268 in the first quarter of 2005, related primarily to the acquisition of property and equipment and reflects a fairly consistent level of purchases of property and equipment.

     We used $315,488 in cash for financing activities in the three months ended March 31, 2005, primarily for repayment of debt. In the three months ended March 31, 2004, $129,416 of cash was provided by financing activities and reflects new borrowings for property and equipment.

     During the first quarter of 2005, we incurred a net loss to common shareholders of $1,333,576, compared to a net loss in the first quarter of 2004 of $1,503,939. Our net cash provided by operating activities for the quarter was $109,183. We would have used more cash had it not been for a slow-down in payment of routine vendor payables.

Accounts payable increased by $1.022 million from December 31, 2004, to March 31, 2005. This increase in accounts payable relates primarily to the slow-down in payments to vendors to conserve cash.

     Revenue decreased by $582,414 from first quarter 2004 to first quarter 2005, primarily due to interruptions in the installation process, which is how we recognize revenue. These interruptions were caused by a shortage of qualified installation staff caused in part by low unemployment rates in the construction industry, which is due primarily to a robust new construction market. In future months, we intend to increase installed contract revenue by emphasizing the need to hire more installation crews. We intend to advertise for more help wanted in local market newspapers and online help wanted services, offer referral incentives to existing installation and administrative staff and expand the use of subcontract crews if needed so as to meet our revenue goals.

Our income and (loss), by month, in the first quarter of 2004 and 2005, are as follows:

	2004	2005
January	$ (729,086)	$ (595,282)
February	(586,954)	(773,244)
March	(187,899)	34,950

     We recorded as advances approximately $416,000 of incentive commissions in March of 2005 that were expensed in prior periods, as a one time benefit recognized in the first quarter of 2005. The effect of this change was to increase other receivables and to decrease selling, general and administrative expenses by $416,000 in the first quarter of 2005. During 2004, we implemented changes in the method of compensating certain employees, which would allow us to record these payments as advances for payments made to marketing, advertising and sales management personnel. We migrated from a base salary plus incentive commissions program to a mostly incentive commission only compensation program to alleviate some of the seasonality of the payments with more incentives being paid during the higher sales months than during the slower months. From 2004 to the end of the first quarter of 2005, we fully implemented this change in the compensation method. If we had completed the implementation of the changes in the compensation methods as of December 31, 2004, the effect would have been a benefit of approximately $250,000 on the financial statements.

     In accordance with our debt agreements, in October of 2004, we resumed interest payments and beginning in November 2004, resumed payments of principal. During the fourth quarter of 2004 and into the first quarter of 2005, we determined that we would be unable to meet the cash obligations of our long-term debt payments or comply with the terms of our debt agreements at December 31, 2004 and into 2005 and 2006. Accordingly, we entered into negotiations with our principal creditor, GE Capital, to restructure the debt repayment schedules and covenant requirements. In March of 2005, GE agreed to modify its agreements. The new agreements removed the requirement to make principal payments from February 2005 through January 2006 in the amount of $1,750,000 and deferred the first quarter 2005 payment of interest of $81,199 on their subordinated debt until the second and third quarter of 2005.

     Based on the loan agreements amended in March, 2005, interest payments during 2005, on the long-term debt during 2005 will be approximately $1.25 million and principal payments will be $100,000. Cash flow forecasts for the next twelve months indicate we will generate sufficient cash to meet long-term debt service obligations. The forecast, for the twelve months ending December 31, 2005, projects revenues of $73 million and earnings before interest, income tax, depreciation and amortization of $3.2 million. The forecast for the first quarter of 2005 revenue was $15.4 million and EBITDA of a negative $83,000. We believe we will be able to recover the lost revenues and EBITDA by improving operating performance and cash flow over the next twelve months with plans to continue a national marketing effort shifting emphasis from direct marketing to a less expensive media driven advertising model thereby realizing significant cost savings and other cost efficiencies. In October, 2004, we consolidated a call center in Orange County California with another call center in San Diego California realizing a significant annual cost savings. In addition to the forecasted improved revenues over the next twelve months, we forecast significant cost savings in 2005 over 2004 because of (i) the expiration of building leases on the discontinued manufacturing operation in St. Louis, Missouri and the re-location of the Wheeling, Illinois retail operation to Peoria, Illinois, which will result in annual savings of approximately $600,000 (ii) consolidation of California call center, which will result in annual savings of approximately $300,000, and (iii) continued centralization of administrative and accounting functions which will result in annual savings of approximately $300,000. In the first quarter of 2005 as compared to the first quarter of 2004, our selling, general and administrative expenses decreased from $7.5 million to $7.0 million realizing approximately a $500,000 savings due to the above mentioned initiatives.  The first quarter 2005 net loss would have been more by $416,000 had it not been for the change in compensation method for certain employees as described above.

     With respect to the classification of debt as non-current, GE Capital revised the loan covenants in March of 2005 to enable us to comply with less restrictive covenants. The amended covenants for 2005 and 2006 enable us to comply in future quarters, assuming achievement of the forecast. Under the revised covenants, there are no compliance requirements for the first quarter of 2005. For the remaining quarters of 2005 and 2006, covenants are less restrictive than in prior agreements. The forecasts for 2005 and 2006, stated above in Note 2, indicate that it is reasonably possible to meet covenant requirements in future periods. Accordingly, the debt is classified as non-current.

     We expect positive cash from operations beginning in the second quarter. In the event we do not return to positive cash from operations we will not be able to meet our revised debt covenants, thereby making our long-term debt currently due, and we will need to re-evaluate our goodwill for potential further impairment and related write-offs.

     Our cash flow could be negatively impacted by an adverse final determination in the Nelson E. Clemmens' litigation due to the fact a second guarantor, Doug Maxwell would most likely file a similar claim. The adverse judgment could result in our requirement to pay $500,000 plus interest accrued from March 2001 to Nelson Clemmens plus an additional and identical amount to Mr. Maxwell. We have recorded $1,000,000 as long-term debt on our balance sheet, which represents the total principal amount of the debt owed to both guarantors plus we have accrued interest amounting to $400,000 through March 31, 2005. We have appealed the latest decision and received a favorable decision from the appeals court. The case has now returned to the trial court for further proceedings on the accrual and payment of interest. The Jefferson Circuit Court has initially ruled that interest is due and owing, but we have filed a motion to alter or amend the ruling as to the amount and payment of the interest. Whatever the ruling on interest, it is likely the losing party will appeal.

     During 2005, accounts receivable balances as a percentage of revenue, compared to the same period in 2004, decreased from 25 percent to 22 percent. During 2004, we studied the increase in our accounts receivable balances and observed the following; (i) turnover in personnel at key positions in the accounting department at the corporate and subsidiary level resulted in a reduction in experienced and trained personnel in the accounts receivable collection area and therefore collections did not get the needed resources to keep receivables as current as possible, (ii) in each quarter in 2004, as compared to the prior year, we completed a larger volume of jobs at or near the end of the quarter which resulted in higher receivable balances for that period, (iii) customer financing sources trended towards more secured financing contracts which take more time than traditional unsecured financing and therefore may be outstanding for a longer period of time resulting in higher receivable balances, and (iv) the trend towards secured financing is caused in part by a deterioration of credit scores since the 2003 economic slowdown and the lower interest rates on second mortgage loans. We believed that the above mentioned factors were temporary in nature and would not materially impact the quality and value of our accounts receivable balances at December 31, 2004. We have successfully reduced the levels of accounts receivable in the first quarter of 2005 with our accounts receivable balance, net of the allowance for doubtful accounts, of $3.067 million, which is $.687 million less than at the same date last year.

     Our inventory balances increased in the first quarter of 2005 compared to 2004 by $419,000. Most of this increase is attributable to our North Dakota manufacturing subsidiary. This increase in inventory at the North Dakota manufacturing subsidiary is caused by a higher volume of windows being manufactured in North Dakota coupled with a change in our supplier of lineal extrusions, both vinyl and Compozit. We produced approximately 12% more windows in the first quarter of 2005 over the first quarter of 2004, which is approximately $124,000 more in sales. In January 2004, our California and Arizona locations switched window suppliers from a third party supplier to Thermal Line, our North Dakota manufacturing subsidiary, resulting in the increased production and sales. In addition to more window sales, we are now buying our extrusions from our joint venture partner in Canada, RoyCom Limited, who requires our manufacturing subsidiary to buy in larger quantities with longer lead times between order date and shipping date. These two issues force our manufacturing facility to carry higher levels of inventory.

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries because of the pledge of our ownership in all of our subsidiaries to the lenders. As of December 31, 2004, we were not in compliance with the EBITDA requirements of our debt arrangements but after negotiations with our senior lender, GE Equity, we were able to obtain a waiver of our EBITDA covenant therefore avoiding, among other items, the acceleration of the due dates of our debt with GE Equity.

     While revenues continue to be lower than the previous year and economic and regulatory issues continue to challenge us, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

--	debt service requirements under terms as revised as of March 9 and 31, 2005;

--	working capital requirements;

--	planned property and equipment capital expenditures;

--	expanding our retail segment;

--	offering new technologically improved products to our customers; and

--	integrating more thoroughly the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business.

     While we believe operating results have stabilized and will improve in 2005, we cannot support our current debt level. We have not been able to make meaningful cash payments toward interest or principal in recent years, and would need significant improvement in cash flow from operations to pay interest on a current basis and make any principal payments.

     Our debt matures in June, 2006. Because of our operating results, we will not be able to pay off the debt when due nor can it be reasonably expected another lender will refinance the total debt. Accordingly, we are dependent on our current lender agreeing to extend the maturity of the debt, or attracting equity investors to provide the funding needed to meet our obligations. Due to these and other factors, there is substantial doubt about our ability to continue as a going concern.

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $800,000 to $1,000,000 annually.

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations through March 2005 because of the Clemmens litigation described in Part II, Item 1, Legal Proceedings. Although we believe that we will prevail upon appeal of the claim, an adverse outcome in this action could have a material adverse effect on our cash flow.

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

Item 4. Controls and Procedures

     As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of ThermoView's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in ThermoView's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against us alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to our previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, we reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Clemmens sought a judicial determination that our March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. The Jefferson Circuit Court initially issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling, and on February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to us and awarded judgment to Clemmens against us. We then sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final, appealable judgment which allowed Clemmens to seek collection against us for the loss of collateral in the amount of $500,000 plus interest at the rate of 10% annually beginning January 1, 2001 ($200,000 through December 31, 2004). On May 19, 2003, we appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003 with the guarantee of GE Capital Equity, we posted a supercedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supercedeas bond, we entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supercedeas bond. Pursuant to this agreement, we made payments of $50,000 monthly for the months of July through December, 2003 and 2004 and $30,000 monthly during the months January through June, 2004. We discontinued making payments in October, 2004 due to our interim appellate success, detailed below. At December 31, 2004, we included $630,000 on the accompanying balance sheet as other assets, restricted cash. We believe that the outcome of this litigation will be in our favor and should be concluded in less than twelve months. Further, in the event that we prevail upon the appeal and no amounts are drawn upon the bond, we will apply the balance of the sinking fund to the Series A and B notes on a pro-rata basis. We have presented the sinking fund as other assets, restricted cash. In consideration for the supercedeas bond agreement, we agreed to pay to GE Capital Equity a fee of 2.5% of the face amount of the bond and granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. On October 8, 2004, the Kentucky Court of Appeals issued a four-page 3-0 decision in our favor, reversing the trial court. The Kentucky Court of Appeals agreed with us that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision, which the Kentucky Court of Appeals denied. On January 8, 2005, Clemmens sought discretionary review from the Supreme Court of Kentucky. On April 13, 2005, the Supreme Court of Kentucky denied Clemmens' motion for discretionary review. The matter has now returned to Jefferson Circuit Court for further proceedings consistent with the appellate rulings. The Jefferson Circuit Court has initially ruled that interest is due and owing, but we have filed a motion to alter or amend the ruling as to the amount and payment of the interest. Whatever the ruling on interest, it is likely the losing party will appeal. The Jefferson Circuit Court is also determining whether to retain the supersedeas bond for the current interest payment issue. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that the recorded liabilities on our balance sheet as of March 31, 2005 are adequate. While management believes that the ultimate resolution of this Clemmens matter on appeal will be favorable to us, an adverse final determination of our position regarding this matter could have a material adverse effect on cash flow and our financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against us, Mr. Maxwell would likely pursue the identical action and the other $500,000, plus interest, guaranteed by Maxwell could become payable without any sinking fund as set aside for the Clemmens guarantee.

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

ThermoView Industries, Inc.

Date: May 23, 2005	By: /s/ Charles L. Smith
Charles L. Smith,
Chief Executive Officer
(principal executive officer)

Date: May 23, 2005	By: /s/ David A. Anderson
David A. Anderson,
Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
10.1	--	First Amendment to Amended and Restated Reimbursement Agreement dated March 31, 2005
10.2	--	Thirteenth Amendment to Loan Agreement dated March 31, 2005
10.3	--	Second Amendment to Amended and Restated Series A Promissory Note dated March 31, 2005
10.4	--	Form of Second Amendment to Amended and Restated Series B Promissory Note dated March 31, 2005
10.5	--	First Amendment to Amended and Restated Series C Promissory Note dated March 31, 2005
10.6	--	Amendment No. 9 to Loan Agreement dated March 31, 2005
31(i).1	--	Rule 13a-14(a) Certification of Charles L. Smith for the Form 10-Q for the quarter ended March 31, 2005.
31(i).2	--	Rule 13a-14(a) Certification of David A. Anderson for the Form 10-Q for the quarter ended March 31, 2005.
32	--	18 U.S.C. Section 1350 Certifications of Charles L. Smith and David A. Anderson for the Form 10-Q for the quarter ended March 31, 2005.

SCHEDULE A TO INDEX TO EXHIBITS

Exhibit Number 10.2 Amended and Restated Series B Promissory Note dated as of March 31, 2005, was executed by the registrant and issued to the individuals in the amounts specified:

Name	Amount
Bruce Merrick	$ 24,105.94
Emerging Business Solutions	35,864.24
George T. Underhill	25,104.94
J. Sherman Henderson	25,104.94
Mitchell W. Wexler	71,728.47
Raymond C. Dauenhauer	25,104.94
Robert L. Cox II	107,583.67
Ronald L. Carmicle	25,104.94
Stephen Townzen	35,864.24
Stephen A. Hoffmann	93,246.99
Charles L. Smith	337,123.66
Robert L. Cox	179,321.10
Daniel F. Dooley	17,932.10
Dart Investors, LLC	609,692.04