Form 10-Q
period 2005-06-30
THERMOVIEW INDUSTRIES INC
filed 2005-08-22
CIK 1083753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, 8,638,716 shares of the Registrant's common stock, $.001 par value, were issued and outstanding.

Item 1. Financial Statements

ThermoView Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30, 2005
	2004	(Unaudited)
Assets
Current assets:
Cash and equivalents	$ 316,351	$ 249,782

Receivables:
Trade, net of allowance for doubtful accounts of $350,000 in 2004 and $345,928 in 2005	3,570,036	4,179,181
Other	228,680	623,327
Costs in excess of billings on uncompleted contracts	390,989	388,657
Inventories	2,435,625	2,721,520
Prepaid expenses and other current assets	875,651	1,652,766
Total current assets	7,817,332	9,815,233
Property and equipment, net of depreciation	2,755,361	2,709,148
Other assets:
Goodwill	18,358,742	10,358,742
Other assets	1,218,949	1,286,265
	19,577,691	11,645,007
Total assets	$ 30,150,384	$ 24,169,388

Liabilities and stockholders' capital deficiency
Current liabilities:
Accounts payable	$ 4,298,356	$ 6,513,120
Accrued expenses	1,819,330	2,844,687
Billings in excess of costs on uncompleted contracts	619,699	692,926
Income taxes payable	66,672	52,515
Current portion of long-term debt	437,429	15,290,842
Total current liabilities	7,241,486	25,394,090
Long-term debt	17,799,523	2,741,678
Preferred shares subject to mandatory redemption	8,219,409	8,545,485
Other long-term liabilities	519,194	597,014
Total liabilities	33,779,612	37,278,267

Stockholders' capital deficiency:
Preferred stock, 2,975,000 shares authorized:
Series A, $.001 par value; none issued	-	-
Series B, $.001 par value; none issued	-	-
Common stock, $.001 par value; 25,000,000 shares authorized; 8,638,716 shares issued and outstanding at December 31, 2004 and 8,638,716 shares issued and outstanding at June 30, 2005	8,638	8,638
Paid-in capital	64,537,449	64,537,449
Accumulated deficit	(68,175,315)	(77,654,966)
Total stockholders' capital deficiency	(3,629,228)	(13,108,879)
Total liabilities and stockholders' capital deficiency	$ 30,150,384	$ 24,169,388

See accompanying notes.

ThermoView Industries, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005

Revenues	$19,110,765	$18,482,171	$33,949,906	$32,738,897

Cost of revenues earned	9,750,022	9,708,999	17,617,122	17,605,546
Gross profit	9,360,743	8,773,172	16,332,784	15,133,351

Selling, general and administrative expenses	7,901,823	8,184,970	15,382,421	15,155,137
Impairment of goodwill	-	8,000,000	-	8,000,000
Depreciation expense	228,303	204,602	440,901	407,953
Amortization expense	12,982	168	25,964	336
Income (loss) from operations	1,217,635	(7,616,568)	483,498	(8,430,075)

Equity in earnings (loss) of joint venture	(1,164)	8,394	(4,499)	10,215
Interest expense	(600,067)	(543,034)	(1,368,718)	(1,070,811)
Interest income	4,634	5,133	10,195	11,020
Income (loss) before income taxes	621,038	(8,146,075)	(879,524)	(9,479,651)
Income tax expense	1,843	-	5,221	-

Net income (loss) attributable to common stockholders	$ 619,195	$(8,146,075)	$ (884,745)	$(9,479,651)
Basic income (loss) per common share:
Net Income (loss) attributable to common stockholders	$ 0.07	$ (.89)	$ (0.10)	$ (1.03)
Diluted income (loss) per common share:
Net income (loss) attributable to common stockholders	$ 0.06	$ (.89)	$ (0.10)	$ (1.03)

See accompanying notes.

ThermoView Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,

	2004	2005

Operating activities
Net loss	$ (884,745)	$ (9,479,651)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Impairment of Goodwill	-	8,000,000
Depreciation and amortization	466,865	408,289
Accretion of debt discount	213,094	-
Accrued interest on preferred shares subject to redemption	304,232	326,076
Interest added to principal	605,583	-
Equity in income of joint venture	4,499	(10,215)
Changes in operating assets and liabilities	5,123	1,312,541
Net cash provided by operating activities	714,651	557,040

Investing activities
Payments for purchase of property and equipment	(180,945)	(144,848)
Other	9,333	(57,435)
Net cash used in investing activities	(171,612)	(202,283)

Financing activities
Amount escrowed for special purposes	(180,000)	-
Increase in long-term debt	349,993	-
Payments of long-term debt	(345,878)	(421,326)
Exercise of options	6,250	-
Net cash used in financing activities	(169,635)	(421,326)
Net increase (decrease) in cash and equivalents	373,404	(66,569)
Cash and equivalents at beginning of period	211,449	316,351
Cash and equivalents at end of period	$ 584,853	$ 249,782

See accompanying notes.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ThermoView Industries, Inc. ("ThermoView" or "the Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. ThermoView's business is subject to seasonal variations. The demand for replacement windows and related home improvement products is generally lower during the winter months due to inclement weather. Demand for replacement windows is generally higher in the second and third quarters. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. Operating Losses, Cash Flow and Management's Plan

During the second quarter of 2005, the Company incurred a net loss to common shareholders of $8,146,075, compared to a net income in the second quarter of 2004 of $619,195.

     The Company's net cash provided by operating activities for the first six months of 2005 was $557,040 as compared to net cash provided by operating activities of $714,651 during the same period in 2004. Accounts payable increased by $2,214,764 from December 31, 2004 to June 30, 2005. This increase in accounts payable of $2,214,764 is $474,709 more than the $1,740,055 increase in accounts payable that occurred in the second half of 2004. The increase in accounts payable in the first six months of 2005 and 2004, is attributable to agreements with vendors to extend the due dates of certain accounts payable. As of June 30, 2005, trade receivables decreased by $776,782 as compared to June 30, 2004 which is an approximately 15.6% decrease and reflects management's effort to improve its collection of accounts receivable.

     Revenue decreased by $582,414 in the first quarter of 2005 compared to the same period in 2004. Revenue also decreased by $628,594 in the second quarter of 2005 compared to the same period in 2004. Total decrease in revenue, for the first six months of 2005 as compared to the same period in 2004, is $1,211,009 which is a 3.6% drop in revenue over the same period in 2004. Management believes the decrease in revenue continues to be due to interruptions in the installation process, which is how the Company recognizes revenue, rather than a decline in demand for the Company's products and services. These interruptions were caused by a shortage of qualified installation staff caused in part by low unemployment rates in the

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

2. Operating Losses, Cash Flow and Management's Plan (Continued)

construction industry reflecting a robust new construction market and increased competition in the home improvement industry. The Company believes it will be able to recover a significant portion of the lost revenue in the next six months based on a backlog of job orders that is 15% higher than the backlog of job orders at the same time last year.

     The Company's net income and (loss), excluding impairment of goodwill, by month reflects the seasonality of the remodeling industry with most of the losses occurring during the first four to five months of the year followed by improving performance in May and June each year. The following is the net income (loss), excluding impairment of goodwill, for each month during the first six months of 2004 and 2005:

	2004	2005
January	$ (729,086)	(595,282)
February	(586,954)	(773,244)
March	(187,899)	34,950
April	(68,981)	(332,555)
May	143,230	81,848
June	544,945	104,632
Six Month YTD	$ (884,745)	$(1,479,651)

     The Company recorded as advances approximately $416,000 of incentive commissions in March of 2005. These advance commissions were expensed in prior periods, and recording these commissions as advances produced a one time benefit recognized in the first quarter of 2005. The effect of this change was to increase other receivables and to decrease selling, general and administrative expenses by $416,000 in the first quarter of 2005. During 2004, the Company implemented changes in the method of compensating certain employees which would allow the Company to record these payments as advances for payments made to marketing, advertising and sales management personnel. The Company migrated from a base salary plus incentive commissions program to a mostly incentive commission only compensation program to alleviate some of the seasonality of the payments during the higher sales months rather than during the slower sales months. From 2004 to the end of the first quarter of 2005, the Company fully implemented this change in the compensation method. If the changes in the compensation methods had been fully implemented as of December 31, 2004, the effect would have been a benefit of approximately $250,000 on the 2004 financial statements. Future financial statements will reflect the commission expense based on the level of future advances.

     In accordance with its debt agreements, in October of 2004, the Company resumed interest payments and beginning in November 2004, resumed payments of principal. During the fourth quarter of 2004 and into the first quarter of 2005, it was determined that the Company would not be able to meet its cash obligations of its long-term debt payments or comply with the terms of its debt agreements at December 31, 2004 and into 2005 and 2006. Accordingly, the Company entered into negotiations with its principal creditor, GE Capital, to restructure the debt repayment schedules and covenant requirements. In March of 2005, GE Capital agreed to modify its agreements. The new agreements removed the requirement to make principal payments from February 2005 through January 2006 in the amount of $1,750,000 and deferred the first quarter 2005 payment of interest of $81,199 on its subordinated

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

2. Operating Losses, Cash Flow and Management's Plan (Continued)

debt until the second and third quarter of 2005. The Company has paid all interest and principal payments due to the senior lenders during 2005.

     Based on the loan agreements amended in March, 2005, interest payments during 2005 on long-term debt will be approximately $1.25 million and principal payments will be $100,000. Cash flow forecasts for the next twelve months indicate the Company could generate sufficient cash to meet long-term debt service obligations with the exception of the payoff of certain long-term debt, of approximately $10.9 million, on June 30, 2006 and $4.1 million of sub-debt due on July 31, 2006. In addition, on August 31, 2006, the Company will be required to redeem $8.5 million of manadatorily redeemable preferred stock. However, the Company did not meet its cash flow forecast for the six months ended June, 2005. The forecast for the twelve months ending December 31, 2005 projects revenues of $73 million and earnings before interest, income tax, depreciation and amortization of $3.2 million. The forecast for the first six months of 2005 was $35.3 million in revenue and EBITDA of $1.08 million. The Company believes it will be able to improve its performance, as compared to the previous six months of 2005, over the next six months by concentrating efforts to improve installed revenue by hiring more qualified installation crews, both employee crews and subcontract crews, and by improving operating performance and cash flow with plans to continue a national marketing effort, shifting emphasis from direct marketing to a less expensive media driven advertising model, thereby realizing significant cost savings and best practices efficiencies.

     In October, 2004, the Company consolidated a call center in Orange County, California with another call center in San Diego, California, realizing a significant annual cost savings. Over the next six months, the Company forecasts significant cost savings in 2005 over 2004 because of (i) the expiration of building leases on the discontinued manufacturing operation in St. Louis, Missouri and the re-location of the Wheeling, Illinois retail operation to Peoria, Illinois, which will result in annual savings of approximately $600,000; (ii) consolidation of the Company's California call centers which will result in annual savings of approximately $300,000, and plans to eliminate an additional call center adding additional savings in marketing expenses; and (iii) continued standardization and centralization of administrative and accounting functions which will result in annual savings of approximately $300,000. In the first six months of 2005 as compared to the first six months of 2004, the Company's selling, general and administrative expenses decreased from $15.4 million to $15.2 million realizing approximately a $200,000 savings due to the above mentioned initiatives. In recent years the Company has worked diligently through various cost cutting initiatives, to reduce the Company's selling, general and administrative expenses. The slight decrease of approximately $200,000 in selling, general and administrative expenses through the first six months of 2005, would have been much greater, in the range of $500,000 to $600,000, had the Company not been involved in a settlement of a lawsuit in California ($170,000) and additional legal, professional and consulting fees involved in the Company's debt restructuring efforts. The Company believes it will continue to find additional savings in the Company's selling, general and administrative costs in the future with continued cost cutting efforts and centralization and standardization plans.

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

2. Operating Losses, Cash Flow and Management's Plan (Continued)

      With respect to the classification of debt as current, GE Capital revised the loan covenants in March of 2005 resulting in less restrictive loan covenants. The amended covenants for 2005 and 2006 were set at a level wherein the Company would be able to comply with such covenants assuming achievement of the forecast. Under the revised covenants, there were no compliance requirements for the first quarter of 2005. The covenants for 2005 and 2006 are less restrictive than in prior agreements. The loan covenants for 2005 and 2006 are shown in the following table:

Period/Calendar Quarter	Minimum EBITDA	Fixed Charge and Current Ratio
Six months ending on June 30, 2005	$934,000	Not Measured
Nine months ending on September 30, 2005	$1,890,000	1.00 to 1.00
Twelve months ending on December 31, 2005	$2,754,000	1.00 to 1.00
Twelve months ending on March 31, 2006	$3,007,000	1.00 to 1.00
Twelve months ending as of the end of each calendar quarter thereafter	$3,049,000	1.00 to 1.00

     EBITDA, as defined in the loan agreement, for the first six months of 2005, is a negative $11,571, which results in a covenant violation at June 30, 2005. Due to the loan covenant violation, the Company's senior and subordinated long-term debt date of maturity could have been accelerated by the lenders, at their discretion, making the loans due and payable on demand. The Company's senior lender, GE Capital, has issued a waiver of the June 30, 2005 loan covenant and therefore the Company is not in default of the Company's loan agreements. Due to the fact that it is more likely than not that the Company will not be able to meet the future loan covenants, as detailed above, the Company has classified the subordinated loans of GE Capital as current liabilities as of June 30, 2005.

     The Company expects positive cash from operations to continue into the third and fourth quarters of 2005. In the event the Company's positive cash from operations does not continue in the next two quarters, the Company will not be able to meet its debt payments.

     While the Company believes operating results have stabilized and will improve going forward, the Company is not able to support the current debt level. The Company has not been able to make meaningful cash payments toward interest or principal in recent years, and would need significant improvement in cash flow from operations to pay interest and principal payments on a current basis.

     In January 2005, the Company retained the operational consulting services of Morris Anderson to assist it in evaluating the steps needed to improve its performance levels. With respect to a significant portion of its debt, in early 2005 the Company revised covenants and revised required interest and principal payments. This, however, only addressed the short-term future. As previously stated, the Company needs long-term solutions. On April 7, 2005, the Company engaged Crutchfield Capital Corporation ("Crutchfield") to locate additional or alternative financing or a strategic buyer. Crutchfield has contacted numerous interested parties, and

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

2. Operating Losses, Cash Flow and Management's Plan (Continued)

negotiations for acceptable terms remain ongoing. Possible results of this effort could be: financial restructuring through an infusion of capital; a buyout of the senior lenders' positions by an investment group; sale of part or all of the company's assets to a strategic buyer, either with or without judicial approval; or, an internal voluntary restructuring by all stakeholders.

     The Company's senior debt matures in June 2006, subordinated debt matures in July, 2006 and the mandatorily redeemable preferred stock matures in August 2006. Because of the Company's operating results, the Company will not be able to pay off the debt when due nor can it be reasonably expected another lender will refinance the total debt. Accordingly, the Company is dependent on the current lender agreeing to extend the maturity of the debt, or attracting equity investors to provide the funding needed to meet the Company's obligations. Due to these and other factors, there is substantial doubt about the Company's ability to continue as a going concern.

Assets acquired through non-cash capital leases and other financing activities were $216,892 for the six month period ending June 30, 2005 and $387,073 for the six month period ending June 30, 2004.

There was no income tax expense in the six month period ending June 30, 2005, and $5,221 for the six month period ending June 30, 2004 which represents cash paid for state income tax liabilities.

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

     During the third quarter of 2004, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $10.0 million, which was recorded as a component of operating income. The $10.0 million impairment charge reduced the carrying value of goodwill at the retail segment. The $10.0 million charge at the retail segment reflected the segment's lower than expected performance. The impairment charge is non-cash in nature and does not affect the Company's liquidity. No tax benefit was recorded in association with the impairment of

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

3. Goodwill (Continued)

goodwill since management determined, consistent with its treatment of net operating loss carry forwards, it is more likely than not that such tax benefits will not be realized.

     Due to the Company's performance, during the last three quarters, lagging substantially behind their forecasts, management analyzed the value of the Company's goodwill as of June 30, 2005 and determined that it was more likely than not that the Company's goodwill of $18.4 million was further impaired. The Company did not employ Mercer Capital to perform this goodwill analysis but the Company plans to use Mercer Capital for the annual, September 30, 2005 goodwill valuation. In compliance with FAS142, the Company analyzed the value of goodwill and using various estimates, determined that goodwill was impaired by approximately $8.0 million and recorded a non-cash charge of $6.0 million, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $8.0 million impairment charge reduces the carrying value of goodwill at the retail segment. The $6.0 million charge at the retail segment reflects the segment's lower than expected performance. The impairment charges are non-cash in nature and do not affect the Company's liquidity. No tax benefit was recorded in association with the impairment of goodwill since management determined, consistent with its treatment of net operating loss carry forwards, it is more likely than not that such tax benefits will not be realized.

4. Income (Loss) per Common Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the six month periods ending June 30, 2004 and 2005, includes shares related to a stock purchase warrant that can be exercised for nominal cash consideration. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share plus the dilutive effect of any common share equivalents such as options or warrants in the calculation. As the Company recorded losses attributable to operations for the six-month periods ended June 30, 2004 and 2005, common share equivalents outstanding would be anti-dilutive and accordingly, basic and diluted earnings per share amounts are the same.

Weighted average shares outstanding were as follows:

Period	Weighted Average Shares Outstanding
For the three months ended June 30, 2004	9,200,059
For the three months ended June 30, 2005	9,200,059
Period	Weighted Average Shares Outstanding
For the six months ended June 30, 2004	9,199,510
For the six months ended June 30, 2005	9,200,059

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

4. Income (Loss) per Common Share (Continued)

A reconciliation of basic to diluted share amounts used in computing the per share amounts for the three months ended June 30, 2004 and 2005 is as follows:

	Three Months Ended June 30,
	2004	2005
Basic - weighted average shares outstanding	9,200,059	9,200,059
Dilutive effect of stock options and warrants	950,878	N\A

Diluted - weighted average shares outstanding and assumed conversions	10,150,937	9,200,059

     As the Company recorded losses attributable to operations for the six-month periods ended June 30, 2004 and 2005, common share equivalents outstanding would be anti-dilutive and accordingly, basic and diluted earnings per share amounts are the same for that period.

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

Three Months	Six Months
Ended June 30	Ended June 30

	2004	2005	2004	2005
Net income (loss):
As reported	$619,195	$(8,146,075)	$ (884,745)	$(9,479,651)
Pro forma	614,450	(8,154,128)	(894,235)	(9,495,871)
Net income (loss) attributable to common stockholders:
As reported	619,195	(8,146,075)	(884,745)	(9,479,651)
Pro forma	614,450	(8,154,128)	(894,235)	(9,495,871)
Basic and diluted income
(loss) per common share:
Basic, as reported	$ .07	$ (.89)	$ (.10)	$ (1.03)
Diluted, As reported	$ .06	$ (.89)	$ (.10)	$ (1.03)
Basic, Pro forma	$ .07	$ (.89)	$ (.10)	$ (1.03)
Diluted, Pro forma	$ .06	$ (.89)	$ (.10)	$ (1.03)

The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model. There were no options granted during the first six months of 2005.

     On June 15, 2005, the Company accelerated vesting of the remaining options to purchase 62,795 shares of stock granted on July 28, 2004 under the 2000 Employee Stock Option Plan. Approximately half of those options, representing 31,448 shares, would have vested on July 28, 2005 and the

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

5. Stock Option Information (Continued)

remaining options, representing 31,347 shares, would have vested on July 28, 2006, had the Company not accelerated their vesting. The Company accelerated the vesting of these options to avoid recognizing the required expenses associated with unvested options as well as to avoid the complexity of accounting and reporting for unvested options. In deciding to accelerate the vesting on the above mentioned options, the Company took into account the fact that the options were "out of the money" options and the amount of the expense that would be required, under FAS123R, to be recognized on December 31, 2005, of approximately $16,000 is not a significant dollar amount.

6. Long-term Debt and Mandatorily Redeemable Preferred Stock

As discussed in Note 2, the Company and GE Capital agreed to revise debt terms in March 2005. The key provisions of these agreements are as follows:

a)

The Company must achieve certain revised quarterly and/or trailing twelve-month EBITDA levels. The first measurement date for EBITDA levels in 2005 is June 30, with a minimum EBITDA level of $2,754,000 by year end 2005.

b)

Principal can be deferred on Series A and B senior sub-notes from February, 2005 through January 2006 and principal can be deferred on Series C senior sub-notes from April, 2005 through January, 2006 resulting in a reduction in debt repayment of $1,200,000 and $550,000 respectively.

c)

Interest on the subordinated promissory note from January 1, 2005 through March 31, 2005 will be postponed and paid equally between and in conjunction with the June 30, 2005 and September 30, 2005 quarterly interest payments.

d)	Principal repayments of $100,000 per month will resume on the Series A and B senior sub-notes beginning February 28, 2006.
e)	Principal repayments on the Series C senior sub-note will resume February 28, 2006 through maturity at $100,000 per month.

     On July 25, 2005, the Company completed a Second Amendment to the Amended and Restated Reimbursement Agreement with GE Capital as Series A Promissory Noteholder and the Series B Promissory Noteholders, as explained in Part I, Item 2, Management's Discussion and Analysis. The Reimbursement Agreement was originally established to fund the supersedeas bond in the first Clemmens appeal of the award of $500,000 in principal. After the Company prevailed in that appeal, the Reimbursement Agreement provided that the funds held by GE Capital as collateral for the supersedeas bond were to be disbursed to the Series A and B Noteholders on a pro rata basis. However, in releasing this original supersedeas bond, the Jefferson Circuit Court ruled on May 25, 2005 that interest of $225,000 is due and owing to the plaintiff, Clemmens. The Company appealed the court's decision regarding interest to the Court of Appeals and believe that the appellate courts will likely reverse the trial court's decision, finding that 10% interest is not due upon the seized collateral and/or that any interest that may be due is not payable until such time as the principal is payable, i.e., upon complete repayment or discharge of the senior debt. On July 28, 2005, the Company filed a supersedeas bond of $300,000 with the trial court to stay any execution on the May 25, 2005 judgment. This bond was funded from the proceeds of the $630,000 sinking fund supporting the previous bond of

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

6. Long-term Debt and Mandatorily Redeemable Preferred Stock (Continued)

$690,000. The amended Reimbursement Agreement with GE Equity and the Series B Promissory Noteholders allows the Company to apply $300,000 of the sinking fund to support the new supersedeas bond and to disburse the remaining $330,000 to the Series A and B Promissory Noteholders on a pro rata basis against principal, thereby reducing the Company's outstanding debt by $330,000.

     The holder of $1.2 million of notes, in connection with obligations related to guarantors of a bank revolving line of credit, also agreed to extend the due date of the notes from June, 2004 to September 30, 2006.

Preferred shares subject to mandatory redemption is comprised of the following:

Series D: Par value of $.001 with an aggregate redemption amount and liquidation preference of $5,718,896 at June 30, 2005. Total shares authorized - 1,500,000 shares; shares issued and outstanding of 756,900 as of December 31, 2004, and June 30, 2005. The date of the mandatory redemption is August 31, 2006.

Series E: Par value of $.001 with an aggregate redemption amount and liquidation preference of $2,826,589 at June 30, 2005. Total shares authorized - 500,000; shares issued and outstanding of 336,600 as of December 31, 2004, and June 30, 2005. The date of the mandatory redemption is August 31, 2006.

     In addition, upon adoption of SFAS 150, dividends or other distributions on mandatorily redeemable preferred stock are reported as interest expense on mandatorily redeemable preferred stock in the statement of operations.

7. Segment Information

     For the six-month periods ended June 30, 2004 and 2005, the Company's business units had separate management teams and infrastructures that operate primarily in the vinyl replacement windows, doors, and related home improvement products industry, in various states in the Midwest in addition to locations in Arizona and Southern California. The business units have been aggregated into two reportable operating segments: manufacturing and retail.

Manufacturing

     The manufacturing segment includes the businesses that manufacture and sell vinyl replacement windows to the Company's retail segment and to unaffiliated customers. In August of 2004, the Company began discounting inter-company window sales made by the manufacturing segment to the retail operations located in North Dakota, South Dakota, Arizona and California. This change in inter-company pricing reduces the cost of state sales tax expense on inter-company window sales. For the six months ending June 30, 2005, the total discount given to the above mentioned retail operations is $535,000 with the Company realizing a savings of approximately $35,000 in sales tax expense. This new program for discounting inter-company window

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

7. Segment Information (Continued)

sales results in a shift of profits from the manufacturing segment to the retail segment and is evident in the segment information tables shown below.

Retail

The retail segment includes the businesses that design, sell and install vinyl replacement windows, doors and related home improvement products to commercial and retail customers.

Segment information for the three months and six months ended June 30 2004 and 2005, are as follows:

For the three months ended June 30, 2004	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$ 1,211,613	$ 17,409,919	$ 489,233	$ 19,110,765
Intersegment revenues	803,973	-	-	803,973
Income (Loss) from operations	288,024	918,801	10,810	1,217,635
Total assets	4,539,126	33,322,859	4,292,050	42,154,035

For the three months ended June 30, 2005	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$ 1,535,442	$16,520,714	$ 426,015	$18,482,171
Intersegment revenues	292,665	-	-	292,665
Impairment of goodwill	-	(8,000,000)	-	(8,000,000)
Income (Loss) from operations	(71,464)	(7,361,936)	(183,168)	(7,616,568)
Total assets	4,448,225	14,735,130	4,986,033	24,169,388

For the six months ended June 30, 2004	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$ 1,833,300	$ 31,963,318	$ 153,288	$ 33,949,906
Intersegment revenues	1,235,356	-	-	1,235,356
Income (Loss) from operations	215,419	416,289	(148,210)	483,498

For the six months ended June 30, 2005	Manufacturing	Retail	Corporate	Consolidated
Revenues from external customers	$ 2,470,081	$29,534,483	$ 734,333	$32,738,897
Intersegment revenues	547,159	-	-	547,159
Impairment of goodwill	-	(8,000,000)	-	(8,000,000)
Income (Loss) from operations	(339,623)	(7,499,125)	(591,327)	(8,430,075)

8. Contingencies and Commitments

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against the Company alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

8. Contingencies and Commitments (Continued)

for the loan guaranty. In March 2001, the Company reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold regarding their loss of assets in connection with the guaranty. The Company did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Clemmens sought a judicial determination that the March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. The Jefferson Circuit Court initially issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002 ruling, and on February 26, 2003, the Jefferson Circuit Court reversed the previous summary judgment granted to the Company and awarded judgment to Clemmens. The Company then sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final, appealable judgment which allowed Clemmens to seek collection against us for the loss of collateral in the amount of $500,000 plus interest. On May 19, 2003, the Company appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003 with the guarantee of GE Capital Equity, the Company posted a supersedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supersedeas bond, the Company entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supersedeas bond. Pursuant to this agreement, the Company made payments of $50,000 monthly for the months of July through December, 2003 and 2004 and $30,000 monthly during the months of January through June, 2004. The Company discontinued making payments in October, 2004 due to its interim appellate success, detailed below. At June 30, 2005, the sinking fund of $630,000 is included on the Company balance sheet as other assets, restricted cash.

     On October 8, 2004, the Kentucky Court of Appeals issued a four-page 3-0 decision in our favor, reversing the trial court. The Kentucky Court of Appeals agreed with the Company that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision, which the Kentucky Court of Appeals denied. On January 8, 2005, Clemmens sought discretionary review from the Supreme Court of Kentucky. On April 13, 2005, the Supreme Court of Kentucky denied Clemmens' motion for discretionary review. The matter then returned to Jefferson Circuit Court for further proceedings consistent with the appellate rulings. The Jefferson Circuit Court ruled on May 25, 2005 that interest of $225,000 is due and owing and released the original bond. The Company has appealed the court's decision regarding interest to the Court of Appeals. The Company believes that the appellate courts will likely reverse the trial court's decision, finding that 10% interest is not due upon the seized collateral or that any interest that may be due is not payable until such time as the principal is payable, i.e., upon complete repayment or discharge of the senior debt. On July 28, 2005, the Company filed a supersedeas bond of $300,000 with the trial court to stay any execution on the judgment. This bond was funded from the proceeds of the $630,000 sinking fund supporting the previous bond of $690,000. According to

THERMOVIEW INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

8. Contingencies and Commitments (Continued)

the agreement with GE Equity, holder of the Series A Promissory Note, and the fourteen Series B Promissory Noteholders, the sinking fund was to be disbursed to the Series A and B Noteholders on a pro rata basis against outstanding principal. The Company has amended this Reimbursement Agreement with GE Equity and the Series B Promissory Noteholders to allow the Company to apply $300,000 of the sinking fund to support the new supersedeas bond and to disburse the remaining $330,000 to the Series A and B Promissory Noteholders on a pro rata basis against principal, thereby reducing the outstanding debt by $330,000. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that the recorded liabilities on the balance sheet as of June 30, 2005 are adequate. While management believes that the ultimate resolution of this Clemmens matter on appeal will be favorable to the Company, an adverse final determination of its position regarding this matter could have a material adverse effect on cash flow and its financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against the Company, Mr. Maxwell would likely pursue the identical action, and the $225,000 interest, which continues to accrue at 10% annually according to the trial court's ruling, could become payable without any sinking fund as set aside for the Clemmens guarantee.

     On May 27, 2005, the San Diego County Superior Court in California entered judgment in the amount of $189,209.05 in ThermoView Industries, Inc. of California v. Utility Consumers Action Network, et al., Action No. GIC 808576 in favor of the attorneys for the Utility Consumers Action Network against ThermoView Industries, Inc. of California, the Company's subsidiary. ThermoView California had initiated the action against Utility Consumers for alleged defamatory statements made about ThermoView California in an August 15, 2002 newsletter. Utility Consumers responded by filing a claim under California's anti-SLAPP statute (Section 425.16 of the California Code of Civil Procedure), which seeks to prevent the improper use of defamation claims. The trial court initially ruled in ThermoView California's favor, but the appellate courts sided with Utility Consumers, resulting in the California Supreme Court's refusal to hear the case and finalizing the decision in favor of Utility Consumers. The case then returned to the trial court for a decision on the amount of the attorney's fees. The Company has agreed to settle this matter with Utility Consumers and its attorneys for $170,288.14, payable over the next six months. The Company remitted its first payment of $46,000 on July 21, 2005. The remaining balance will be due in six monthly installments beginning August 15, 2005.

     The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's results of operations and financial condition.

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

Overview

     We design, manufacture, sell and install custom vinyl replacement windows for residential and retail commercial customers. We also sell and install replacement doors, home textured exterior coatings, vinyl siding, patio decks, patio enclosures, cabinet re-facings and kitchen and bathroom remodeling products, as well as residential roofing.

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

     Manufacturing. Our manufacturing segment consists of our subsidiary that manufactures and sells vinyl replacement windows to two of our retail companies and to unaffiliated customers. Our manufacturing segment recognizes revenues when products are shipped and excludes intercompany sales from total revenue. Gross profit in the manufacturing segment represents revenues after deducting product costs (primarily glass, vinyl and hardware), window fabrication labor and other manufacturing expenses.

Historical Results of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005

Revenues	$19,110,765	$18,482,171	$33,949,906	$32,738,897

Cost of revenues earned	9,750,022	9,708,999	17,617,122	17,605,546
Gross profit	9,360,743	8,773,172	16,332,784	15,133,351

Selling, general and administrative expenses	7,901,823	8,184,970	15,382,421	15,155,137
Impairment of goodwill	-	8,000,000	-	8,000,000
Depreciation expense	228,303	204,602	440,901	407,953
Amortization expense	12,982	168	25,964	336
Income (loss) from operations	1,217,635	(7,616,568)	483,498	(8,430,075)

Equity in earnings (loss) of joint venture	(1,164)	8,394	(4,499)	10,215
Interest expense	(600,067)	(543,034)	(1,368,718)	(1,070,811)
Interest income	4,634	5,133	10,195	11,020
Income (loss) before income taxes	621,038	(8,146,075)	(879,524)	(9,479,651)
Income tax expense	1,843	-	5,221	-
Net income (loss) attributable to common stockholders	$ 619,195	$(8,146,075)	$ (884,745)	$(9,479,651)

Three months ended June 30, 2004 Compared to Three Months Ended June 30, 2005

     Revenues. Revenues decreased from $19.1 million for the second quarter of 2004 to $18.5 million for the second quarter of 2005. The $0.63 million decrease in revenue from the second quarter of 2004 to the second quarter of 2005 was primarily due to interruptions in the installation process, which is how we recognize revenue. These interruptions were the result of a shortage of qualified installation staff caused in part by low unemployment rates in the construction industry reflecting a robust new construction market and increased competition in the home improvement industry. We believe we will be able to recover a significant portion of the lost revenue in the next six months based on an improvement in our backlog of job orders which is 15% higher at this time over last year at this time.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $9.4 million in the second quarter of 2004 to $8.8 million in the second quarter of 2005. As a percentage of revenues, gross profit decreased from 48.89% in the second quarter of 2004 to 47.47% in the second quarter of 2005. This decrease in gross profit percentage results partly because some costs of goods sold at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the second quarter of 2005 compared to the second quarter of 2004 and because the cost of our installed products is increasing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7.9 million in the second quarter of 2004 to $8.2 million in the second quarter of 2005. Selling, general and administrative expenses as a percentage of revenue increased from 41.35% in the second quarter of 2004 to 44.29% in the second quarter of 2005. The increase of almost $300,000 in selling, general and administrative expenses was due to increased legal and professional fees caused by the settlement of a lawsuit in California and additional legal, professional and consulting fees involved in our debt restructuring efforts.

     Impairment of goodwill. The annual goodwill valuation at September 30, 2004 indicated that goodwill was impaired. The goodwill analysis was performed by a specialist, Mercer Capital, under the direction of our management. Mercer Capital adheres to the ethical standards set by the American Society of Appraisers and the Association for Investment Management and Research. Their reports conform to the Uniform Standards of Professional Appraisal Practice and to the Business Valuation Standards of the American Society of Appraisers. We also evaluated the resumes of the specific professionals performing the work.

     The impairment analysis is performed annually in accordance with SFAS 142. After our initial evaluation on January 1, 2002, we chose September 30 as our annual valuation date. The annual calculations allocated debt and interest expense between the manufacturing and retail segments based on the relative amounts of inter-company debt reflected on the respective segment's balance sheet. We discussed assumptions used by Mercer and are satisfied that proper assumptions were used.

     During the third quarter of 2004, we performed our annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $10.0 million. The $10.0 million impairment charge reduced the carrying value of goodwill at the retail segment. The $10.0 million charge at the retail segment reflected the segment's lower than expected performance. The impairment charge is non-cash in nature and does not affect our liquidity. We recorded no tax benefit in association with the impairment of goodwill since we determined, consistent with our treatment of net operating loss carry forwards, it is more likely than not that such tax benefits will not be realized.

     Due to our performance, during the last three quarters, lagging substantially behind our forecasts, we analyzed the value of our goodwill as of June 30, 2005 and determined that it was more likely than not that goodwill of $18.4 million was further impaired. We did not employ Mercer Capital to perform this goodwill analysis. In compliance with FAS142, we analyzed the value of goodwill and using various estimates, determined that goodwill was impaired by approximately $8.0 million and recorded a non-cash charge of $6.0 million, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $8.0 million impairment charge reduces the carrying value of goodwill at the retail segment. The $6.0 million charge at the retail segment reflects the segment's lower than expected performance. The impairment charges are non-cash in nature and do not affect liquidity. We recorded no tax benefit in association with the impairment of goodwill since we determined, consistent with our treatment of net operating loss carry forwards, it is more likely than not that we will not realize such tax benefits.

     Depreciation Expense. Depreciation expense decreased from $228,303 in the second quarter of 2004 to $204,602 in the second quarter of 2005, reflecting a fairly constant amount of property and equipment.

     Interest Expense. Interest expense decreased from $600,067 in the second quarter of 2004 to $543,034 in the second quarter of 2005. The decrease resulted from lower interest rates and lower levels of debts after principal payments.

     Income Tax Expense. Due to operating losses, management concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, we established a valuation allowance against all deferred tax assets, and we have not reported any deferred income taxes in 2004 or 2005. Income tax expense in the second quarter of 2004 relates to some minor state tax refunds and minor state tax expense.

Six months ended June 30, 2004 Compared to Six Months Ended June 30, 2005

     Revenues. Revenues decreased from $33.9 million for the first six months of 2004 to $32.7 million for the first six months of 2005. The $1.2 million decrease was primarily due to interruptions in the installation process, which is how we recognize revenue. These interruptions were the result of a shortage of qualified installation staff caused in part by low unemployment rates in the construction industry reflecting a robust new construction market and increased competition in the home improvement industry. We believe we will be able to recover a significant portion of the lost revenue in the next six months based on our improved backlog of job orders. Our backlog of job orders as of June 30, 2005 is 15% higher than our backlog of job orders on June 30, 2004.

     Gross Profit. Gross profit, which represents revenues less cost of revenues earned, decreased from $16.3 million in the first six months of 2004 to $15.1 million in the first six months of 2005. As a percentage of revenues, gross profit decreased from 48.10% in the first six months of 2004 to 46.20% in the first six months of 2005. This decrease in gross profit percentage results partly because some costs of goods sold at our subsidiaries are fixed and these fixed costs are more significant relative to the lower volumes in the first six months of 2005 compared to the first six months of 2004 and because the cost of our installed products is increasing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $15.4 million in the first six months of 2004 to $15.2 million in the first six months of 2005. Selling, general and administrative expenses as a percentage of revenue increased from 45.3% in the first six months of 2004 to 46.3% in the first six months of 2005. In recent years we have worked diligently through various cost cutting initiatives, to reduce our selling, general and administrative expenses. The slight decrease of approximately $200,000 in selling, general and administrative expenses through the first six months of 2005, would have been greater, in the range of $500,000 to $600,000, had we not settled a lawsuit in California ($170,000) and incurred additional legal, professional and consulting fees in our debt restructuring efforts. We believe we will continue to find additional savings in our selling, general and administrative expenses in the future with continued cost cutting efforts and centralization and standardization.

     Impairment of goodwill. Due to our performance, during the last nine months, lagging substantially behind our forecasts, we analyzed the value of our goodwill as of June 30, 2005 and determined that it was more likely than not that goodwill of $18.4 million was further impaired. We did not use Mercer Capital to perform this goodwill analysis. In compliance with FAS142, we analyzed the value of goodwill and using various estimates, determined that goodwill was impaired by approximately $8.0 million and recorded a non-cash charge of $8.0 million, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $8.0 million impairment charge reduces the carrying value of goodwill at the retail segment. The $8.0 million charge at the retail segment reflects the segment's lower than expected performance. The impairment charges are non-cash in nature and do not affect liquidity. We recorded no tax benefit in association with the impairment of goodwill since we determined, consistent with our treatment of net operating loss carry forwards, it is more likely than not that such tax benefits will not be realized.

     Depreciation Expense. Depreciation expense decreased from $440,901 in the first six months of 2004 to $407,953 in the first six months of 2005, reflecting a fairly constant amount of property and equipment.

     Interest Expense. Interest expense decreased from $1,368,718 in the first six months of 2004 to $1,070,811 in the first six months of 2005. The decrease resulted from lower interest rates and lower levels of debts after principal payments.

     Income Tax Expense. Due to operating losses, management concluded that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we established a valuation allowance against all deferred tax assets, and we have not recorded any deferred income taxes in 2004 or 2005. Income tax expense in the first six months of 2004 relates to some minor state tax refunds and minor state tax expense.

Liquidity, Capital Resources and Management's Plan

     As of June 30, 2005, we had cash and equivalents of approximately $250,000, approximately $15.3 million of current portion of long-term debt, approximately $2.7 million of long-term debt, net of current maturities, and approximately $8.5 million of mandatorily redeemable preferred stock.

     Our operating activities for the six months ended June 30, 2005 provided net cash of $557,040. Our operating activities for the six months ended June 30, 2004 provided net cash of $714,651. We would have used more cash had it not been for a slow-down in payment of routine vendor payables.

     The use of $202,283 of cash for investing activities for the six months ended June 30, 2005 and $171,612 for the six months ended June 30, 2004, related primarily to the acquisition of property and equipment and reflects a consistent level of purchases of property and equipment.

     We used $421,326 in cash for financing activities in the six months ended June 30, 2005 for repayment of debt. In the six months ended June 30, 2004, $169,635 of cash was used by financing activities and reflects new borrowings for property and equipment, amounts escrowed for special purposes and interest on long-term debt which was added to principal net of payments of principal on long-term debt.

     In the six months ended June 30, 2005, we incurred a net loss to common shareholders of $9,479,651, of which $8 million is the impairment of goodwill charge, compared to a net loss of $884,745 in the six months ended June 30, 2004.

Accounts payable increased by $2.2 million from December 31, 2004 to June 30, 2005. This increase in accounts payable relates primarily to the slow-down in payments to vendors to conserve cash.

     Revenue decreased by $582,414 in the first quarter of 2005 compared to the same period in 2004, and by $628,594 in the second quarter of 2005 compared to the same period in 2004. Total decrease in revenue, for the first six months of 2005 as compared to the same period in 2004, was $1,211,009, a 3.6% decrease in revenue over the same period in 2004. We believe the decrease in revenue continues to be due to interruptions in the installation process, which is how we recognize revenue. These interruptions were the result of a shortage of qualified installation staff caused in part by low unemployment rates in the construction industry reflecting a robust new construction market and increased competition in the home improvement industry. We believe we will be able to recover a significant portion of the lost revenue in the next six months based on a backlog of job orders that is 15% higher than the backlog of job orders at the same time last year.

Our net income and (loss), excluding impairment of goodwill, by month, in the first six months of 2004 and 2005, were as follows:

	2004	2005
January	$ (729,086)	(595,282)
February	(586,954)	(773,244)
March	(187,899)	34,950
April	(68,981)	(332,555)
May	143,230	81,848
June	544,945	104,632
Six Month YTD	$ (844,745)	$ (1,479,651)

     We recorded as advances approximately $416,000 of incentive commissions in March of 2005.  We expensed these advance commissions in prior periods, and the recording of these commissions as advances produced a one time benefit recognized in the first quarter of 2005.  The effect of this change was to increase other receivables and to decrease selling, general and administrative expenses by $416,000 in the first quarter of 2005. During 2004, we implemented changes in the method of compensating certain employees which would allow us to record these payments as advances for payments made to marketing, advertising and sales management personnel. We migrated from a base salary plus incentive commissions program to a mostly incentive commission only compensation program to alleviate some of the seasonality of the payments during higher sales months rather than during the slower sales months. From 2004 to the end of the first quarter of 2005, we fully implemented this change in the compensation method.  If the changes in the compensation methods had been fully implemented as of December 31, 2004, the effect would have been a benefit of approximately $250,000 on the 2004 financial statements.  Future financial statements will reflect the commission expense based on the level of future advances.

In accordance with our debt agreements, we resumed interest payments in October 2004 and resumed payments of principal in November 2004. During the fourth quarter of 2004 and into the first quarter of 2005, we determined that we would be unable to meet the cash obligations of our long-term debt payments or comply with the terms of our debt agreements at December 31, 2004 and into 2005 and 2006. Accordingly, we entered into negotiations with our principal creditor, GE Capital, to restructure the debt repayment schedules and covenant requirements. In March 2005, GE agreed to modify these agreements. The new agreements removed the requirement to make principal payments from February 2005 through January 2006 in the amount of $1,750,000 and deferred the first quarter 2005 payment of $81,199 in interest on their subordinated debt until the second and third quarter of 2005. We have paid all interest and principal payments due to the senior lenders during 2005.

     Based on the loan agreements amended in March 2005, interest payments during 2005 on long-term debt will be approximately $1.25 million and principal payments will be $100,000. Cash flow forecasts for the next twelve months indicate we could generate sufficient cash to meet long-term debt service obligations with the exception of the payoff of certain long-term debt, of approximately $10.9 million, on June 30, 2006 and $4.1 million of sub-debt due on July 31, 2006. In addition, on August 31, 2006, the Company will be required to redeem $8.5 million of mandatorily redeemable preferred stock. However, we did not meet our cash flow forecast for the six months ended June 2005.  The forecast for the twelve months ending December 31, 2005 projects revenues of $73 million and earnings before interest, income tax, depreciation and amortization of $3.2 million. The forecast for the first six months of 2005 was $35.3 million in revenue and EBITDA of $1.08 million. We believes we will be able to improve our performance, as compared to the previous six months of 2005, by concentrating our efforts to improve installed revenue over the next six months by hiring more qualified installation employees and subcontractor crews and by improving operating performance and cash flow over the next six months by continuing a national marketing effort, shifting emphasis from direct marketing to a less expensive, media driven advertising model, thereby realizing significant cost savings, and best practices efficiencies.

In October 2004, we consolidated a call center in Orange County, California with another call center in San Diego, California realizing a significant annual cost savings. Over the next six months, we forecast significant cost savings in 2005 over 2004 due to (i) the expiration of building leases on the discontinued manufacturing operation in St. Louis, Missouri and the re-location of the Wheeling, Illinois retail operation to Peoria, Illinois, which will result in annual savings of approximately $600,000; (ii) consolidation of our California call centers, which we expect will result in annual savings of approximately $300,000, and plans to eliminate an additional call center adding additional savings in marketing expenses; and (iii) continued centralization of administrative and accounting functions, which result in annual savings of approximately $300,000. In recent years we have worked diligently through various cost cutting initiatives, to reduce our selling, general and administrative expenses. As a result of these initiatives, our selling, general and administrative expenses decreased from $15.4 million to $15.2 million, or $200,000, during the first six months of 2005 as compared to the same period in 2004. The decrease of approximately $200,000 would have been much greater, in the range of $500,000 to $600,000, had we not settled a lawsuit in California ($170,000) and incurred additional legal, professional and consulting fees related to our debt restructuring efforts. We believe we will continue to find additional savings in our selling, general and administrative expenses in the future with continued cost cutting efforts and centralization and standardization.

     With respect to the classification of debt as non-current, GE Capital revised the loan covenants in March of 2005 resulting in less restrictive loan covenants. The amended covenants for 2005 and 2006 were set at a level wherein we would be able to comply with such covenants assuming achievement of the forecast. Under the revised covenants, there were no compliance requirements for the first quarter of 2005. The covenants for 2005 and 2006 are less restrictive than in prior agreements. The loan covenants for 2005 and 2006 are shown in the following table:

Period/Calendar Quarter	Minimum EBITDA	Fixed Charge and Current Ratio
Six months ending on June 30, 2005	$934,000	Not Measured
Nine months ending on September 30, 2005	$1,890,000	1.00 to 1.00
Twelve months ending on December 31, 2005	$2,754,000	1.00 to 1.00
Twelve months ending on March 31, 2006	$3,007,000	1.00 to 1.00
Twelve months ending as of the end of each calendar quarter thereafter	$3,049,000	1.00 to 1.00

     If we default in the future under our debt arrangements, the lenders can, among other items, accelerate all amounts owed and increase interest rates on our debt. An event of default could result in the loss of our subsidiaries as a result of the pledge of our ownership in all of our subsidiaries to the lenders. As of June 30, 2005, we were not in compliance with the EBITDA requirements of our debt arrangements but after negotiations with our senior lender, GE Equity, we obtained a waiver of our EBITDA covenant for June 30, 2005, therefore avoiding, among other items, the acceleration of the due dates of our debt with GE Equity.

     The majority of our debt matures in June, 2006. As a result of our operating results, we will not be able to pay off the debt when due nor can it be reasonably expected another lender will refinance the total debt. Accordingly, we are dependent on our current lender agreeing to extend the maturity of the debt, or attracting equity investors to provide the funding needed to meet our obligations. Due to these and other factors, there is substantial doubt about our ability to continue as a going concern. We are currently seeking an out of court restructuring of our finances; however, if this plan does not come to fruition, our continuing losses from operations may require us to pursue other options, including possible petition for bankruptcy and sale of assets.

     In connection with this restructuring, in January 2005, we retained the operational consulting services of Morris Anderson to assist us in evaluating the steps needed to improve our performance levels. With respect to a significant portion of our debt, in early 2005 we revised covenants and revised required interest and principal payments as noted in the table above. These revisions only addressed the short-term future. On April 7, 2005, we engaged Crutchfield Capital Corporation to locate additional or alternative financing or a strategic buyer. Crutchfield has contacted numerous interested parties, and negotiations for acceptable terms remain ongoing. Possible results of this effort could be: financial restructuring through an infusion of capital; a buyout of the senior lenders' positions by an investment group; our sale to a strategic buyer, either with or without judicial approval; or, an internal voluntary restructuring by all stakeholders.

     EBITDA, as defined in the loan agreement, for the first six months of 2005 was a negative $11,571. As a result, our lenders may accelerate our senior and subordinated long-term debt maturity date, at their discretion, making the loans due and payable on demand. Our senior lender, GE Capital, and the Series B Noteholders granted a waiver of the June 30, 2005 loan covenant and therefore we are not in default of the loan agreements. Due to the fact that it is more likely than not that we will not be able to meet our future loan covenants, as detailed above, we have classified all of our senior and subordinated loans of GE Capital and the Senior B lenders as current liabilities as of June 30, 2005.

     We expect positive cash from operations to continue into the third and fourth quarters of 2005. In the event our positive cash from operations does not so continue, we will not be able to meet our debt payments.

     Our cash flow could be negatively impacted by an adverse final determination in the Nelson E. Clemmens' litigation due to the fact a second guarantor, Douglas I. Maxwell, III would most likely file a similar claim. The adverse judgment could result in our requirement to pay $50,000 per year interest from March 2001 to Nelson Clemmens plus an additional and identical amount to Mr. Maxwell. We have recorded $1,000,000 as long-term debt on our balance sheet, which represents the total principal amount of the debt owed to both guarantors, plus we have accrued interest amounting to $425,000 through June 30, 2005. We have appealed the latest decision wherein the court awarded Clemmens interest in the amount of $225,000 and we expect to receive a favorable decision from the appeals court.

     During the six months ended June 30, 2005, accounts receivable balances as a percentage of revenue decreased from 14.6 percent to 12.8 percent compared to the same period in 2004. During 2004, we studied the increase in our accounts receivable balances and observed the following: (i) turnover in personnel at key positions in the accounting department at the corporate and subsidiary level resulted in a reduction in experienced and trained personnel in the accounts receivable collection area, and therefore collections did not get the needed resources to keep receivables as current as possible; (ii) in each quarter in 2004, as compared to the prior year, we completed a larger volume of jobs at or near the end of the quarter, which resulted in higher receivable balances for that period; (iii) customer financing sources trended towards more secured financing contracts which take more time than traditional unsecured financing and therefore may be outstanding for a longer period of time resulting in higher receivable balances; and (iv) the trend towards secured financing is caused in part by a deterioration of credit scores since the 2003 economic slowdown and the lower interest rates on second mortgage loans. We believed that the above mentioned factors were temporary in nature and would not materially impact the quality and value of our accounts receivable balances at December 31, 2004. We have successfully reduced the levels of accounts receivable in the first and second quarter of 2005 with our accounts receivable balance, net of the allowance for doubtful accounts, of $4.2 million, which is $0.8 million less than at the same date last year.

     Our inventory balances increased as of June 30, 2005, compared to June 30, 2004, by $322,000, or 13%. Approximately 40%, or $126,000, of this increase is attributable to our North Dakota manufacturing subsidiary. This increase in inventory at the North Dakota manufacturing subsidiary is the result of an increased volume in the manufacturing of windows in North Dakota. We produced approximately 17% more windows in the first six months of 2005 over the first six months of 2004. In addition, the manufacturing plant developed a new casement window profile which required adding inventory to accommodate the production of the new casement profile. In addition to the increase in the manufacturing inventory, we switched suppliers of our tub liner product which has resulted in some carryover of the previous vendor's product in addition to adding the new vendor's product to our inventory. In addition, we have experienced increases in the cost of our products.

     While revenues continue to be lower than the previous year and economic and regulatory issues continue to challenge us, we believe that our cash flow from operations will allow us to meet our anticipated needs during at least the next 12 months for:

·	debt service requirements under terms as revised as of March 9 and 31, 2005, excluding the payoff of long-term debt at maturity on June 30, 2006;

·	working capital requirements;

·	planned property and equipment capital expenditures;

·	expanding our retail segment;

·	offering new technologically improved products to our customers; and

·	integrating more thoroughly the advertising and marketing programs of our regional subsidiaries into a national home-remodeling business.

     While we believe operating results have stabilized and will improve during the balance of 2005, we cannot support payments of principal and interest at our current level of debt. We have not been able to make meaningful cash payments toward interest or principal in recent years, and would need significant improvement in cash flow from operations to pay interest on a current basis and make any principal payments.

     We do not expect annual capital expenditures for the next three years to significantly vary from amounts reported for the last three years, which have been in the range of $800,000 to $1,000,000 annually.

Pending Litigation

     ThermoView does not anticipate any significant adverse effect on our results of operations through June 2006 because of the Clemmens litigation described in Part II, Item 1, Legal Proceedings. Although we believe that we will prevail upon appeal of the claim, an adverse outcome in this action could have a material adverse effect on our cash flow.

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

Item 4. Controls and Procedures

     As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that ThermoView's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in ThermoView's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On November 19, 2001, Nelson E. Clemmens, former director and president of ThermoView, filed an action titled Nelson E. Clemmens v. ThermoView Industries, Inc., Civil Action No. 01-CI-07901 (Jefferson Circuit Court, November 19, 2001) against us alleging subrogation and indemnity rights associated with Mr. Clemmens' loss of guaranty collateral to PNC Bank. These claims are in connection with the April 2000 amendment to our previous bank debt with PNC Bank, in which Stephen A. Hoffmann, Richard E. Bowlds, Nelson E. Clemmens and Douglas I. Maxwell, III guaranteed $3,000,000 of our PNC Bank debt. In January 2001, PNC seized the collateral pledged as security by the guarantors for the loan guaranty. In March 2001, we reached settlements with Messrs. Bowlds and Hoffmann for any claims that they may hold against us regarding their loss of assets in connection with the guaranty. We did not reach a settlement with Messrs. Clemmens and Maxwell with regard to guarantees of $1,000,000. Clemmens sought a judicial determination that our March 2001 assignment of the underlying debt relieved him of a contractual obligation to refrain from asserting a claim of repayment until the debt was ultimately satisfied. The Jefferson Circuit Court initially issued an order of summary judgment stating that Clemmens could not assert a claim for repayment until the debt was ultimately satisfied. Clemmens filed a motion with the court to reconsider the September 30, 2002, ruling, and on February 26, 2003, the Jefferson Circuit Court reversed the previous judgment granted to us and awarded judgment to Clemmens against us. We then sought a reconsideration of the February 26, 2003 ruling. On May 9, 2003, the Jefferson Circuit Court upheld the previous ruling in favor of Clemmens, and entered a final, appealable judgment which allowed Clemmens to seek collection against us for the loss of collateral in the amount of $500,000 plus interest. On May 19, 2003, we appealed the judgment issued to Clemmens to the Kentucky Court of Appeals. On June 6, 2003 with the guarantee of GE Capital Equity, we posted a supersedeas bond in the amount of $690,000 with the Jefferson Circuit Court to prevent Clemmens from enforcing the judgment awarded to him during the pendency of the appeal of this matter. In order to secure the supersedeas bond, we entered into an agreement with GE Capital Equity to deposit funds monthly into a sinking fund to serve as security for the amount of the supersedeas bond. Pursuant to this agreement, we made payments of $50,000 monthly for the months of July through December, 2003 and 2004 and $30,000 monthly during the months January through June, 2004. We discontinued making payments in October, 2004 due to our interim appellate success, detailed below. At December 31, 2004, we included $630,000 on the accompanying balance sheet as other assets, restricted cash. We believe that the outcome of this litigation will be in our favor and should be concluded in less than twelve months. Further, in the event that we prevail upon the appeal and no amounts are drawn upon the bond, we will apply the balance of the sinking fund to the Series A and B notes on a pro-rata basis. We have presented the sinking fund as other assets, restricted cash. In consideration for the supersedeas bond agreement, we agreed to pay to GE Capital Equity a fee of 2.5% of the face amount of the bond and granted GE Capital Equity a first priority lien on its assets to secure any amounts drawn on the bond. On October 8, 2004, the Kentucky Court of Appeals issued a four-page 3-0 decision in our favor, reversing the trial court. The Kentucky Court of Appeals agreed with us that the contract is properly interpreted as providing that Clemmens is not to be paid until the PNC obligation is paid, regardless of its current holder. On October 28, 2004, Clemmens requested that the entire Kentucky Court of Appeals reconsider this three-judge decision, which the Kentucky Court of Appeals denied. On January 8, 2005, Clemmens sought discretionary review from the Supreme Court of Kentucky. On April 13, 2005, the Supreme Court of Kentucky denied Clemmens' motion for discretionary review. The matter then returned to Jefferson Circuit Court for further proceedings consistent with the appellate rulings. The Jefferson Circuit Court ruled on May 25, 2005 that interest of $225,000 is due and owing and released the original bond. We have appealed the court's decision regarding interest to the Court of Appeals. We believe that the appellate courts will likely reverse the trial court's decision, finding that 10% interest is not due upon the seized collateral or that any interest that may be due is not payable until such time as the principal is payable, i.e., upon complete repayment or discharge of the senior debt. On July 28, 2005, we filed a supersedeas bond of $300,000 with the trial court to stay any execution on the judgment. We funded this bond from the proceeds of the $630,000 sinking fund supporting the previous bond of $690,000. According to our agreement with GE Equity, holder of the Series A Promissory Note, and the fourteen Series B Promissory Noteholders, we were to disburse the sinking fund to the Series A and B Noteholders on a pro rata basis against outstanding principal. We have amended this Reimbursement Agreement with GE Equity and the Series B Promissory Noteholders to allow us to apply $300,000 of the sinking fund to support the new supersedeas bond and to disburse the remaining $330,000 to the Series A and B Promissory Noteholders on a pro rata basis against principal, thereby reducing our outstanding debt by $330,000. Maxwell has not asserted a claim for the loss of his collateral as of the date of filing of this report. Maxwell could assert claims for the same amount as Clemmens. Management has evaluated the potential loss associated with Clemmens' litigation and Maxwell's unasserted claim and believes that the recorded liabilities on our balance sheet as of June 30, 2005 are adequate. While management believes that the ultimate resolution of this Clemmens matter on appeal will be favorable to the Company, an adverse final determination of our position regarding this matter could have a material adverse effect on cash flow and our financial position. A primary reason for this material adverse effect would be that if Mr. Clemmens prevails in his action against the Company, Mr. Maxwell would likely pursue the identical action, and the $225,000 interest, which continues to accrue at 10% annually according to the trial court's ruling, could become payable without any sinking fund as set aside for the Clemmens guarantee.

     On May 27, 2005, the San Diego County Superior Court in California entered judgment in the amount of $189,209.05 in ThermoView Industries, Inc. of California v. Utility Consumers Action Network, et al., Action No. GIC 808576 in favor of the attorneys for the Utility Consumers Action Network against ThermoView Industries, Inc. of California, our subsidiary. ThermoView California initiated the action against Utility Consumers for alleged defamatory statements made about ThermoView California in an August 15, 2002 newsletter. Utility Consumers responded by filing a claim under California's anti-SLAPP statute (Section 425.16 of the California Code of Civil Procedure), which seeks to prevent the improper use of defamation claims. The trial court initially ruled in ThermoView California's favor, but the appellate courts sided with Utility Consumers, resulting in the California Supreme Court's refusal to hear the case and finalizing the decision in favor of Utility Consumers. The case then returned to the trial court for a decision on the amount of the attorney's fees. We agreed to settle this matter with Utility Consumers and its attorneys for $170,288.14, payable over the next six months. We remitted our first payment of $46,000 on July 21, 2005. The remaining balance will be due in six monthly installments beginning August 15, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

     As stated in Part I above, we failed to achieve our minimum EBITDA covenant for the six months ended June 30, 2005. We also failed to settle or discharge a final judgment in excess of $100,000 within thirty (30) days of its entry in violation of Section 6(vii) of the Series A, B and C Promissory Notes. As stated above in Item 1, we settled the lawsuit captioned ThermoView Industries, Inc. of California v. Utilities Consumer Action Network, et al., San Diego County Superior Court Action No. GIC 808576, within the sixty-day appeals period allowed by California procedural rules. Our senior lender, GE Capital, and the B Noteholders granted a waiver of these events of default.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     On April 28, 2005, we received notice from the staff of The American Stock Exchange ("AMEX") indicating that we did not satisfy certain AMEX standards, including Section 1003(a)(i) of the AMEX Company Guide, in that our stockholders' equity was less than $2 million and we had sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. In addition, AMEX indicated that we did not satisfy Section 1003(a)(ii) of the AMEX Company Guide because our stockholders' equity was less than $4 million and we sustained losses from continuing operations and/or net losses in three of our four most recent fiscal years. In order to maintain listing of our Common Stock on AMEX, we timely submitted a plan by May 31, 2005, advising AMEX of the actions we have taken and will take that would bring us into compliance with the applicable listing standards.

     By letter of June 28, 2005, AMEX accepted the plan, granting us an extension to continue our listing during the plan period until October 30, 2006, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. If we are not in compliance with the continued listing standards at the end of the plan period or do not make progress consistent with the plan during such period, AMEX may initiate delisting proceedings with respect to our Common Stock.

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ThermoView Industries, Inc.

Date: August 22, 2005	By: /s/ Charles L. Smith
Charles L. Smith,
Chief Executive Officer
(principal executive officer)

Date: August 22, 2005	By: /s/ David A. Anderson
David A. Anderson,
Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
31(i).1	--	Rule 13a-14(a) Certification of Charles L. Smith for the Form 10-Q for the quarter ended June 30, 2005.
31(i).2	--	Rule 13a-14(a) Certification of David A. Anderson for the Form 10-Q for the quarter ended June 30, 2005.
32	--	18 U.S.C. Section 1350 Certifications of Charles L. Smith and David A. Anderson for the Form 10-Q for the quarter ended June 30, 2005.